Form 10-K
period 2017-03-31
QUALITY SYSTEMS, INC
filed 2017-05-19
CIK 708818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2016: $582,893,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $11.32 per share).*
The Registrant has no non-voting common equity.
The number of outstanding shares of the Registrant’s common stock as of May 17, 2017 was 62,698,811 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement related to the 2017 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2017 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

QUALITY SYSTEMS, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS
Company Overview
Quality Systems, Inc., known to our clients as NextGen Healthcare, provides software, services and analytics solutions to the ambulatory care market. We are a healthcare information technology and services company that delivers the foundational capabilities to organizations that want to promote healthy communities. Our technology provides a customizable platform that empowers physician practice success, enriches the patient care experience and lowers the cost of healthcare.
We primarily derive revenue by developing and marketing software and services that automate certain aspects of practice management (“PM”) and electronic health records (“EHR”) for ambulatory care practices. In addition, our software and services facilitate interoperability. Our software can be licensed and delivered on-premise or in the cloud as software-as-a-service (“SaaS”). Our services include maintenance and support, professional services, and complementary services such as managed cloud services, revenue cycle management (“RCM”) and electronic data interchange (“EDI”). We market and sell our solutions through a dedicated sales force and to a much lesser extent, through resellers. Our clients span the entire ambulatory market from large multi-specialty to small single specialty practices and include networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), accountable care organizations (“ACOs”), ambulatory care centers and community health centers.
We have a history of enhancing our solutions through both organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our product portfolio in the ambulatory care market. In October 2015, we divested our former Hospital Solutions division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion") and in April 2017, we acquired Entrada, Inc. ("Entrada").
Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our websites are located at www.nextgen.com and www.qsii.com. We operate on a fiscal year ending on March 31.
Our Strategy
We strive to be the trusted partner for clients of all sizes, integrating services and software into a consolidated solution that enables an efficient and effective caregiver and patient experience while driving positive financial outcomes. As a healthcare information technology and services company, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through an evolving healthcare marketplace that is transitioning from fee-for-service to fee-for-value reimbursement models. With approximately 90,000 providers using our solutions, we are enabling care and believe we can truly transform the delivery of care through the following strategic priorities:

•
Focus on the ambulatory client segment. In October 2015, we sold our former Hospital Solutions division to focus on our core ambulatory clients. Further, a recent operational reorganization better allows us to serve the needs of our ambulatory clients through a simpler, more nimble, and focused organization. We believe it is essential to protect, build and sell new capabilities within our ambulatory client segment. We are focused on our core by increasing quality and the serviceability of our solutions. We intend to continue to enhance the capabilities of our NextGen Ambulatory flagship product. At the same time, we intend to expand the capability of the highly scalable, pure cloud-based and mobile-enabled MediTouch® platform.

•
Platform as a service. With the introduction of our API 2.0 framework and our continued leverage of the Mirth interoperability platform, we will continue our evolution to plug and play extensibility and information sharing that allows our customers to innovate and deploy high-fidelity extensions to our core applications without the costs, risks (security, performance, etc.) or complexity commonly associated with direct binding. We have also introduced platform-enabled automation capabilities to empower our clients to drive cost out of their processes while supporting their needs to implement the highly personalized workflows that are required to support value based care. Our acquisition of Entrada and its cloud-based, mobile application in April 2017 demonstrates our commitment to innovation that becomes essential for practitioners by improving their clinical productivity with documentation support services that seamlessly integrate into their electronic health record. We believe there is significant opportunity to extend the solutions we offer existing and new clients through value-added services such as RCM and EDI.

•
Population health software and services. We are migrating into applications, analytics and services that will enable our clients to proactively manage the health of patient populations. We are establishing strong development partnerships with our most innovative customers who are actively participating in shared-risk contracts, and working together with them to create progressive population health capabilities. We support extraordinary information sharing capabilities vital to managing patient populations through Mirth interoperability offerings.

Business Organization
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal year 2016, we initiated a three-phase plan intended to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. This phase included implementing a series of actions with the objective of enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. During this phase, we transformed our management team with the appointment of a new Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, and Chief Strategy Officer. Under phase two of our reorganization, we have continued to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The phase includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles to achieve greater efficiency. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth. The first phase was completed in April 2016, when we announced a corporate restructuring plan, which was approved by our Board of Directors.
As a result of our ongoing reorganization efforts, we also refined the measurement of our segment data to better reflect our current internal organizational structure. Our reportable segments changed effective July 1, 2016 and may change again due to such changes in the organization of our business. Our operating segments consist of the Software and Related Solutions segment and the RCM and Related Services segment, which is consistent with the disaggregated financial information used and evaluated by our chief operating decision maker (consisting of our Chief Executive Officer) to assess performance and make decisions about the allocation of resources. Revenue and gross profit are the key measures of segment profitability used by our chief operating decision maker to measure segment operating performance and to make key business decisions. The revenues and gross profit of each segment are derived from distinct product and services within each segment. The Software and Related Solutions segment aggregates the revenues and gross profit of our software-related products and services, including software license and hardware, software-related subscription services, support and maintenance, EDI and data services, and certain professional services, such as implementation, training, and consulting. The RCM and Related Services segment aggregates the revenues and gross profit of our RCM services and certain related ancillary service offerings. A growing number of our clients are simultaneously utilizing software or services from more than one of our divisions. To enhance our ability to cross sell products and services, we are further integrating our products and services to provide a more robust and comprehensive platform.

The following table breaks down our reported segment revenue and segment growth (decline) in revenue by division for the fiscal years ended March 31, 2017, 2016 and 2015. Additional information regarding our operating segment data is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, “Operating Segment Information” of our notes to consolidated financial statements included elsewhere in this Report.

	Segment Revenue Breakdown Fiscal Year Ended March 31,			Segment Revenue Growth (Decline) Fiscal Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Software and Related Solutions	$423,593	$398,449	$395,259	6.3%	0.8%	9.1%
RCM and Related Services	86,031	86,559	76,962	(0.6)%	12.5%	15.3%
Hospital Solutions (1)	—	7,469	18,004	(100)%	(58.5)%	15.3%
Consolidated	$509,624	$492,477	$490,225	3.5%	0.5%	10.2%
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
HCIT solutions have become the catalyst for propelling healthcare into this outcomes-based era and many of our clients are paving the way. As part of the healthcare transformation that is taking place, providers will be held accountable for proactively managing the health of entire patient populations and delivering higher quality care at lower costs. As such, healthcare organizations are likely to invest in healthcare technology and technology-enabled services that will help identify patient risk, engage patients, coordinate care, and determine when intervention is needed to improve clinical and financial outcomes. We are well positioned to provide the solutions providers need to reach these goals. Additionally, we believe there will be an increasing demand for revenue cycle management services that are aligned and integrated with clinical technology solutions. This is another positive development for us since our RCM and Related Services segment provides revenue cycle solutions that are integrated with, and optimize, our technologies for better results. Through our Mirth products, we provide our clients with the ability to securely share data, or interoperability, is also essential to transform the healthcare delivery system into one that provides better care, smarter spending, and healthier people.
Today, our company and our clients are leaders in driving healthcare transformation. As healthcare continues to change, our focus is to help our clients adapt, thrive, and deliver the best patient care possible.
Products and Services
Software and Subscriptions
NextGen® Ambulatory Electronic Health Records (NextGen® Ambulatory EHR). Our EHR stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders and reporting and data analysis tools. Its configurable clinical content supports all of the required critical quality measures (“CQMs”) in Quality Reporting Document Architecture (“QRDA”) format. Our EHR version 5.8 offering is ONC 2014 Edition certified as a complete EHR.
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
NextGen® MediTouch®. MediTouch® is a cloud-based EHR and PM solution for physicians, and medical billing services. The product expands our offering to the ambulatory client base and enhances our cloud-based technology platform for the needs of smaller and growing practices. It will also facilitate providing a broad mix of additional NextGen solutions to the HealthFusion client base. Our MediTouch® EHR is 2014 compliant and ONC certified.
NextGen® Interoperability Solutions. NextGen® interoperability, powered by Mirth technology, enables patient data from disparate systems to be easily and securely shared, aggregated, and put to work, regardless of EHR, PM, or other HCIT platform or location. Providers have simple access to aggregated, actionable data to better treat patients using a complete longitudinal medical record, manage transitions of care, coordinate care plans, and manage chronic conditions. NextGen® interoperability solutions facilitate improved clinical and financial outcomes across organizations. Interoperability product offerings include Mirth Connect, Mirth Results, Mirth Match, Mirth Mail, Mirth Appliance, and Mirth Care Enterprise.
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
NextGen® Mobile Health Solutions. NextGen® Mobile Health Solutions are anchored by the Entrada platform which enables physicians and other caregivers to quickly and easily create relevant documentation within the EHR without sacrificing productivity. A true EHR mobile experience, the Entrada platform provides a fast, easy way for caregivers to view and share real-time clinical content and complete key EHR tasks from their mobile device. Included in the Mobile Health Solutions are Mobile Scribe which offers full EHR template support via remote assistance and Rhythm which offers both front-end speech and back-end transcription within a single mobile workflow.
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
Services
NextGen® Revenue Cycle Management Services (NextGen® RCM Services). Our RCM services partners with private ambulatory and hospital-based physicians and groups to implement the NextGen® product suite using best practices and enables clients to tailor scalable RCM services that help them streamline workflow, identify and fix revenue leaks, increase cash flow, and optimize revenue. RCM services include Billing and collections, Electronic claims submission and denials management, Electronic remittance and payment posting and Accounts receivable follow-up. Our dedicated account management model helps make NextGen a top performing provider of RCM services as reported in the KLAS Ambulatory RCM Services Report, most recently released in 2016.
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
Professional Services. We offer a variety of professional services to our clients. Such services include training, project management, functional and detailed specification preparation, configuration, testing, and installation services. We generally charge for professional services on a time and materials basis, but we also charge on a fixed fee basis for projects with milestone payments utilizing mutually agreed upon functional and detailed specifications. We offer NextGen® “E-learning”, an on-line learning subscription service, which allows end-users to self-manage their learning. Our consulting services, which include physician, professional, and technical consulting, assist clients with optimizing their staffing and software solutions, enhancing financial and clinical outcomes, achieving regulatory requirements in the drive to value-based care, to meet the evolving requirements of healthcare reform.
Client Service and Support. Our technical services staff provide support for the dependable and timely resolution of technical inquiries from clients. Such inquiries are made via telephone, email and the Internet. We offer several levels of support, with the most comprehensive service covering 24 hours a day, seven days a week. The charge for support and maintenance varies, depending upon the related level of service and other factors, including the related software license fee. By remaining current on support and maintenance fees, clients also receive access to future unspecified versions of the software, on a when-available basis, as part of support services. To further improve and simplify our client’s Client Service and Support experience, we recently implemented an Online Client Success Community that allows clients to access support, knowledge articles and documentation, and interact with peers one-on-one, all in one portal.
Proprietary Rights
We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect proprietary rights in our products and services. To protect our proprietary rights, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. In addition, we include intellectual property protective provisions in our client contracts. However, because the software industry is characterized by rapid technological change, we believe such factors as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.
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
Competition
The markets for healthcare information systems and services are intensely competitive. The industry is highly fragmented and includes numerous competitors. Our principal existing competitors in the healthcare information systems and services market include: Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, eClinicalWorks, Epic Systems Corporation, GE Healthcare, Greenway Health, LLC, Practice Fusion, and other competitors.
The practice management, EHR, interoperability and connectivity markets, in particular, are subject to rapid changes in technology, and we expect that competition in these market segments could increase as new competitors enter the market. We believe our principal competitive advantages are the features and capabilities of our products and services, our high level of client support, and our extensive experience in the industry.
The RCM market is also intensely competitive as other healthcare information systems companies, such as athenahealth, Inc., GE Healthcare, McKesson Corporation, and Allscripts Healthcare Solutions, Inc., are also in the market of selling both PM and EHR software and medical billing, collection and claims services.
Research and Development
The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During the years ended March 31, 2017, 2016 and 2015, we expended approximately $86.6 million $80.3 million, and $83.8 million, respectively, on research and development activities, including capitalized software costs of $8.2 million, $14.7 million, and $14.6 million, respectively. The majority of such expenditures are currently targeted on our software license and software related subscription services products lines. In addition, a portion of our product enhancements have resulted from software development work performed under contracts with our clients.
Sales and Marketing
We sell and market our products primarily through a direct sales force and to a lesser extent, through a reseller channel. Software license sales to resellers represented less than 10% of total revenue for the years ended March 31, 2017, 2016 and 2015.
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
We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi specialty to small single specialty practices and include clinically integrated networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), accountable care organizations (“ACOs”), ambulatory care centers and community health centers. IPAs, PHOs and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.
We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during the years ended March 31, 2017, 2016 and 2015. Substantially all of our clients are located in the United States.
Employees
As of March 31, 2017, we employed approximately 2,791 individuals, of which 2,771 were full-time employees, and 472 employees were located in Bangalore, India. Aside from our Bangalore facility, which focuses primarily on software development activities, substantially all of our employees and operations are based in the United States.
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

Uncertainty in global economic and political conditions may negatively impact our business, operating results or financial condition. Global economic and political uncertainty have caused in the past, and may cause in the future, unfavorable business conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. These macroeconomic conditions could negatively affect our business, operating results or financial condition in a number of ways. Instability can make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities, and could cause constrained spending on our products and services, delays and a lengthening of our sales cycles and/or difficulty in collection of our accounts receivable. Current or potential clients may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our clients may cease business operations or conduct business on a greatly reduced basis. Bankruptcies or similar insolvency events affecting our clients may cause us to incur bad debt expense at levels higher than historically anticipated. Further, economic instability could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. Finally, our investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by these global financial conditions. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.
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
The integration of new key executives into our management team may interfere with our operations. We have appointed several new key executives, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Strategy Officer, and Chief Operating Officer, and we may hire additional key management team members. These executives will be required to spend a significant amount of time on certain integration and transition efforts in addition to performing their regular duties and responsibilities. If we fail to complete these integrations and transitions in an efficient manner, or if we fail to provide sufficient incentives to motivate and retain our key executives, our business and prospects may suffer.
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
If we are unable to manage our growth in the new markets we may enter, our business and financial results could suffer. Our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings, including but not limited to the areas of interoperability, patient engagements, data analytics and population health. With our recent acquisitions of HealthFusion and Entrada, we have expanded into the market for cloud-based EHR products. It remains uncertain whether the market for cloud-based products will expand to the levels of demand and market acceptance we anticipate, and there can be no assurance that we will be able to successfully scale the HealthFusion and Entrada products to meet our clients’ expectations. In addition, as clients move from fee-for-service to fee-for-value reimbursement strategies in conjunction with the adoption of population health business models, we may not make appropriate and timely changes to our service offerings consistent with shifts in market demands and expectations. In order to successfully execute on our growth initiatives, we will need to, among other things, manage changing business conditions, anticipate and react to changes in the regulatory environment, and develop expertise in areas outside of our business's traditional core competencies. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.
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
We own a captive facility and use offshore third party partners located in India that subject us to regulatory, economic, social and political uncertainties in India and to laws applicable to US companies operating overseas. We are subject to several risks associated with having a portion of our assets and operations located in India. Many US companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges. In addition, US governing authorities may pressure us to perform work domestically rather than using offshore resources. Furthermore, local laws and customs in India may differ from those in the US. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or US laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits US companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the US and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.
We face the risks and uncertainties that are associated with litigation against us, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation concerning the operation of our business, including claims by clients regarding product and contract disputes, by other third parties asserting infringement of intellectual property rights, by current and former employees regarding certain employment matters, and by certain shareholders. The uncertainty associated with substantial unresolved litigation may have an adverse effect on our business. In particular, such litigation could impair our relationships with existing clients and our ability to obtain new clients. Defending such litigation may require substantial cost and may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition.

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
We have had to take charges due to asset impairments, and we could suffer further charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant accounting guidance. During the year ended March 31, 2013, we recorded a $17.4 million goodwill impairment charge relating to our Hospital Solutions Division and during the year ended March 31, 2014, we recorded a $26.0 million impairment charge relating to certain long-lived assets of our Hospital Solutions Division. Also, we announced a pre-tax non-cash charge of approximately $32.2 million recorded in the quarter ended March 31, 2016 relating to the impairment of our previously capitalized investment in the NextGen Now cloud-based software product that was in the process of development. The impairment charge follows our assessment of the NextGen Now development project and the MediTouch platform that we obtained through our recent acquisition of HealthFusion. We determined that the MediTouch platform offers the most efficient path to providing a high-quality, robust, cloud-based solution for ambulatory care.  Accordingly, we decided to cease further investment in NextGen Now and discontinue all efforts to use or repurpose the NextGen Now platform. Declines in business performance or other factors could cause the fair value of any of our operating segments to be revised downward, resulting in further impairment charges. If the financial outlook for any of our operating segments warrants additional impairments of goodwill, the resulting write-downs could materially affect our reported net earnings.
We face risks related to litigation advanced by a former director and shareholder of ours, a putative class action and a shareholder derivative claim. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the Court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the Court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the Court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint, which the Court denied on August 5, 2016. On August 5, 2016, the plaintiff filed a motion for judgment on the pleadings, seeking to again dismiss our cross-complaint, which the Court denied on September 2, 2016. Trial is set for June 1, 2017 on QSI's cross-complaint.
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the Hussein litigation described in the paragraph above, generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Plaintiffs filed their opening brief and we answered. Oral argument was held on December 5, 2016. The Court's decision remains pending.
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal in the federal securities class action litigation described in the paragraph above.
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
We may not be successful in integrating and operating our recent HealthFusion and Entrada acquisitions, and in implementing our post-acquisition business strategy with respect to HealthFusion’s and Entrada’s products. Our shift in product focus following the acquisitions may not yield the desired results . We acquired HealthFusion on January 4, 2016 and Entrada on April 14, 2017. As a result of these acquisitions, we have devoted and will continue to need to devote significant management attention and resources to integrating the acquired companies’ businesses and product platforms into our business. We may experience problems associated with the acquired companies and their personnel, processes, product, technology, liabilities, commitments, and other matters. There is no assurance that we will be able to successfully integrate the HealthFusion and Entrada businesses or realize synergies and benefits from the transactions. Furthermore, the acquisitions have substantially altered our business strategy, increasing our focus on efforts to expand our client base and cloud-based solution capabilities in the ambulatory market. The HealthFusion acquisition caused us to evaluate the impact of HealthFusion’s existing cloud-based product, MediTouch, on our ongoing efforts to develop and release our NextGen Now cloud-based platform. Our assessment led us to determine that MediTouch, which was already a production-ready and sellable solution, represented a more prudent investment in our technical future than continuing with the NextGen Now development plans. Accordingly, we abandoned further development of the previously capitalized NextGen Now platform, and instead have redeployed research and development capital toward enhancing and scaling the HealthFusion MediTouch cloud-based platform. This shift resulted in a pre-tax non-cash charge of approximately $32 million relating to the impairment of a portion of our previously capitalized NextGen Now software development costs. If we are unable to successfully integrate HealthFusion and implement post-acquisition revisions to our business strategy and product focus away from NextGen Now development in favor of extending and scaling the MediTouch platform, our business, financial condition, and results of operations may suffer.
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
The results of the 2016 Congressional and Presidential elections have created new uncertainties. President Donald Trump and leaders of the 115th Congress have stated their intention to make significant changes to existing healthcare laws and regulations, but the future outlook for the various healthcare reform proposals under discussion remains uncertain.
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
ICD-10 Medical Coding Transition.  The CMS mandated that all providers, payers, clearinghouses and billing services implement the use of new patient codes for medical coding, referred to as ICD-10 codes, on or before October 1, 2015. The ICD-10 transition mandate substantially increased the number of medical billing codes by which providers seek reimbursement, increasing the complexity of submitting claims for reimbursement. The ICD-10 code set is also subject to annual updates from CMS. Our efforts to provide services and solutions that enable our clients to continue their compliance with the ICD-10 and potential subsequent mandates could be time consuming and expensive. In addition, due to the effort and expense of complying with the ICD-10 mandate and potential subsequent mandates, our clients may postpone or cancel decisions to purchase our solutions and services. Either of the foregoing, or any future changes to the required ICD-10 code set, could have a material adverse effect on our business, financial condition and results of operations.
Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third party health care information technology suppliers. With the passing of the MACRA in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology nationwide by December 31, 2018. The 21st Century Cures Act, which was passed and signed into law in December 2016, includes numerous provisions intended to encourage this nationwide interoperability. As a result of the 21st Century Cures Act, the U.S. Department of Health and Human Services (“HHS”) has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be in violation of “information blocking”. This new oversight and authority to investigate claims of “information blocking” creates significant risks for us and our clients. The legislation also requires HHS to add new certification requirements related to interoperability as a condition of a health IT developer achieving or maintaining approved federal government certification status. If our software solutions, health care devices or services are not consistent with interoperability standards imposed by governmental/regulatory authorities or demanded by market forces, we could be forced to incur substantial additional development costs to conform.
FDA Regulation. Although the 21st Century Cures Act took steps to expressly limit the authority of the U.S. Food and Drug Administration (“FDA”) to regulate as a medical device electronic health record software functionality, administrative software functionality, and other specified categories of medical software functionality, our software may potentially be subject to regulation by the FDA as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.
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
Additionally, under the False Claims Act (“FCA”), the federal government allows private individuals to file a complaint or otherwise report actions alleging the defrauding of the federal government by an entity. These suits, known as qui tam actions or “whistleblower” suits may be brought by, with only a few exceptions, any private citizen who believes that he has material information of a false claim that has not been previously disclosed. If the federal government intervenes, the individual that filed the initial complaint may share in any settlement or judgment. If the federal government does not intervene in the action, the whistleblower plaintiff may pursue its allegation independently. Some states have adopted similar state whistleblower and false claims provisions. Qui tam actions under the FCA and similar state laws may lead to significant fines, penalties, settlements or other sanctions, including exclusion from Medicare or other federal or state healthcare programs.
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
As part of the evaluation undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2017. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.
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
Our software products are generally shipped as orders are received and accordingly, we have historically operated with a minimal backlog of license fees. As a result, a portion of our revenue in any quarter is dependent on orders booked and shipped in that quarter and is not predictable with any degree of certainty. Furthermore, our systems can be relatively large and expensive, and individual systems sales can represent a significant portion of our revenue and profits for a quarter such that the loss or deferral of even one such sale can adversely affect our quarterly revenue and profitability. Clients often defer systems purchases until our quarter end, so quarterly revenue from system sales generally cannot be predicted and frequently are not known until after the quarter has concluded. Our sales are dependent upon clients’ initial decisions to replace or substantially modify their existing information systems, and subsequently, their decision concerning which products and services to purchase. These are major decisions for healthcare providers and, accordingly, the sales cycle for our systems can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution/shipment. Because a significant percentage of our expenses are relatively fixed, a variation in the timing of systems sales, implementations and installations can cause significant variations in operating results from quarter to quarter. As a result, we believe that interim period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, our historical operating results are not necessarily indicative of future performance for any particular period. We currently recognize revenue in accordance with the applicable accounting guidance as defined by the FASB. There can be no assurance that application and subsequent interpretations of these pronouncements will not further modify our revenue recognition policies, or that such modifications would not adversely affect our operating results reported in any particular quarter or year. Due to all of the foregoing factors, it is possible that our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common stock would likely be adversely affected.
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

One of our current directors, and one of our former directors are each significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 16.4% of the outstanding shares of our common stock at March 31, 2017. In addition, a former director, who owns approximately 9.1% (based on the most recently available publicly filed information) of the outstanding shares of our common stock at March 31, 2017, likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.
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
As of March 31, 2017, we leased an aggregate of approximately 551,200 square feet of space with lease agreements expiring at various dates, of which approximately 446,300 square feet of space are utilized for continuing operations and 104,900 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as detailed further below:

	Square Feet	Notes
Primary Operating Locations
Horsham, Pennsylvania	92,800	(2) (4)
Irvine, California	83,100	(1) (2) (4)
Bangalore, India	73,800	(4)
St. Louis, Missouri	54,900	(3)
San Diego, California	40,000	(2) (4)
Atlanta, Georgia	35,500	(2) (4)
Hunt Valley, Maryland	34,000	(3)
North Canton, Ohio	22,100	(3)
South Jordan, Utah	7,300	(3)
Other locations	2,800
Total Primary Operating Locations	446,300

Vacated or Subleased Locations
Austin, Texas	43,700
Costa Mesa, California	25,100
Horsham, Pennsylvania	17,200
Solana Beach, California	12,000
Other locations	6,900
Total Vacated or Subleased Locations	104,900

Total Leased Properties	551,200
_______________________
(1) Location of our corporate office
(2) Primary locations of the Software and Related Solutions operating segment
(3) Primary locations of the RCM and Related Services operating segment
(4) Locations of our research and development functions

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
Additionally, we are subject to the regulation and oversight of various federal and state governmental agencies that enforce fraud and abuse programs related to the submission of fraudulent claims for reimbursement from governmental payers. We have received, and from time to time may receive, inquiries or subpoenas from federal and state agencies. Under the FCA, private parties have the right to bring qui tam, or “whistleblower,” suits against entities that submit, or cause to be submitted, fraudulent claims for reimbursement. Qui tam or whistleblower actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. We refer you to the discussion of regulatory and litigation risks within “Item 1A. Risk Factors” and to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of current legal proceedings.
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
The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2015	$17.95	$15.33
September 30, 2015	$17.06	$12.01
December 31, 2015	$16.74	$12.11
March 31, 2016	$17.50	$12.51
June 30, 2016	$15.31	$11.10
September 30, 2016	$13.04	$11.13
December 31, 2016	$14.18	$10.61
March 31, 2017	$15.90	$13.07

At May 17, 2017, there were approximately 288 holders of record of our common stock.
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

Performance Graph
The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2017 assuming $100 was invested on March 31, 2012 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Quality Systems, Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

______________________

*	$100 invested on March 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data, with respect to our consolidated statements of net income and comprehensive income data for each of the five years in the period ended March 31, 2017 and the consolidated balance sheets data as of the end of each such fiscal year, are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.
Consolidated Financial Data
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
Statements of net income and comprehensive income data:
Revenue	$509,624	$492,477	$490,225	$444,667	$460,229
Cost of revenue	223,134	225,615	223,164	220,163	189,652
Gross profit	286,490	266,862	267,061	224,504	270,577
Selling, general and administrative	163,623	156,234	158,172	149,214	148,353
Research and development costs, net	78,341	65,661	69,240	41,524	30,865
Amortization of acquired intangible assets	10,435	5,367	3,693	4,805	4,859
Impairment of assets	—	32,238	—	5,873	17,400
Restructuring costs	7,078	—	—	—	—
Income from operations	27,013	7,362	35,956	23,088	69,100
Interest income	14	428	111	269	76
Interest expense	(3,156)	(1,304)	(341)	—	(183)
Other expense, net	(262)	(166)	(62)	(356)	(79)
Income before provision for income taxes	23,609	6,320	35,664	23,001	68,914
Provision for income taxes	5,368	663	8,332	7,321	26,190
Net income	$18,241	$5,657	$27,332	$15,680	$42,724
Basic net income per share	$0.30	$0.09	$0.45	$0.26	$0.72
Diluted net income per share	$0.29	$0.09	$0.45	$0.26	$0.72
Basic weighted average shares outstanding	61,818	60,635	60,259	59,918	59,392
Diluted weighted average shares outstanding	62,010	61,233	60,849	60,134	59,462
Dividends declared per common share	$—	$0.525	$0.70	$0.70	$0.70

	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014	March 31, 2013
Balance sheet data:
Cash, cash equivalents, and marketable securities	$37,673	$36,473	$130,585	$113,801	$118,011
Working capital	$18,108	$45,931	$100,893	$124,782	$158,156
Total assets	$473,221	$530,790	$460,521	$451,351	$452,126
Long-term line of credit	$15,000	$105,000	$—	$—	$—
Total liabilities	$168,178	$261,413	$176,981	$156,261	$145,077
Total shareholders’ equity	$305,043	$269,377	$283,540	$295,090	$307,049

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
Company Overview
Quality Systems, Inc., known to our clients as NextGen Healthcare, provides software, services and analytics solutions to the ambulatory care market. We are a healthcare information technology and services company that delivers the foundational capabilities to organizations that want to promote healthy communities. Our technology provides a customizable platform that empowers physician practice success, enriches the patient care experience and lowers the cost of healthcare.
We primarily derive revenue by developing and marketing software and services that automate certain aspects of practice management (“PM”) and electronic health records (“EHR”) for ambulatory care practices. In addition, our software and services facilitate interoperability. Our software can be licensed and delivered on-premise or in the cloud as software-as-a-service (“SaaS”). Our services include maintenance and support, professional services, and complementary services such as managed cloud services, revenue cycle management (“RCM”) and electronic data interchange (“EDI”). We market and sell our solutions through a dedicated sales force and to a much lesser extent, through resellers. Our clients span the entire ambulatory market from large multi-specialty to small single specialty practices and include networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), accountable care organizations (“ACOs”), ambulatory care centers and community health centers.
We have a history of enhancing our solutions through both organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our product portfolio in the ambulatory care market. In October 2015, we divested our former Hospital Solutions division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion") and in April 2017, we acquired Entrada, Inc. ("Entrada").
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
A typical system sale may contain multiple elements, but most often includes software licenses, maintenance and support, implementation and training. Revenue on arrangements involving multiple elements is generally allocated to each element using the residual method when evidence of fair value only exists for the undelivered elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”), which is based on the price charged when the same element is sold separately. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for certain clients based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.
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
We record revenue net of sales tax obligation in the consolidated statements of net income and comprehensive income.
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
Software Development Costs
Software development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.
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
During the year ended March 31, 2016, we recorded a $32.2 million non-cash impairment charge after making a determination that the previously capitalized software costs related to the NextGen Now development project was not recoverable. Refer to the "Impairment of Assets" section below for additional information.
Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.
Business Combinations
We completed our acquisition of HealthFusion during the year ended March 31, 2017, which was accounted for as a purchase business combination using the acquisition method of accounting.
In accordance with the acquisition method of accounting for business combinations, we allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, and contingent consideration liabilities. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. We estimate the fair value of the contingent consideration liabilities based on the probability of achieving certain business milestones and/or management's forecast of expected results. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.
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
Share-Based Compensation
We record share-based compensation related to our employee stock options plans, employee share purchase plans, restricted stock awards, and restricted performance stock awards and shares. See Note 13, “Share-Based Awards,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans.
Share-based compensation expense associated with the stock options under our equity incentive plans is based on the number of options expected to vest. We estimate the fair value of stock options on the date of grant using the Black Scholes option-pricing model based on required inputs, including expected term, volatility, risk-free rate, and expected dividend yield. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding and therefore the proportion of awards that is expected to vest. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk-free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The fair value vest is recognized ratably as expense over the requisite service period in our consolidated statements of net income and comprehensive income.
Share-based compensation expense associated with restricted stock awards is estimated using the market price of the common stock on the date of grant. Share-based compensation expense associated with the restricted performance stock awards and shares is based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.
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
We have a history of enhancing our solutions through both organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our product portfolio in the ambulatory care market. In October 2015, we divested our former Hospital Solutions division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion") and in April 2017, we acquired Entrada, Inc. ("Entrada").
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal year 2016, we initiated a three-phase plan intended to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. This phase included implementing a series of actions with the objective of enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. During this phase, we transformed our management team with the appointment of a new Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, and Chief Strategy Officer. Under phase two of our reorganization, we have continued to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The phase includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles to achieve greater efficiency. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth. The first phase was completed in April 2016, when we announced a corporate restructuring plan, which was approved by our Board of Directors.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles to achieve greater efficiency.
Under our reorganization plan, we incurred approximately $7,078 of reorganization-related charges in the year ended March 31, 2017, consisting principally of severance, other one-time termination benefits, and facilities-related costs.
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
We strive to be the trusted partner for clients of all sizes, integrating services and software into a consolidated solution that enables an efficient and effective caregiver and patient experience while driving positive financial outcomes. As a healthcare information technology and services company, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through an evolving healthcare marketplace that is transitioning from fee-for-service to fee-for-value reimbursement models. With approximately 90,000 providers using our solutions, we are enabling care and believe we can truly transform the delivery of care through the following strategic priorities, including focus on the ambulatory client segment, platform as a service, and population health software and services. Refer to “Item 1. Business” included elsewhere in this Report for additional information on each of our strategic priorities.
As a healthcare information technology and services company, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients from fee-for-service to fee-for-value payer reimbursement models. With approximately 90,000 providers using our solutions, we are enabling care and believe we can truly transform the delivery of care.

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2017, 2016, and 2015 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenues:
Software license and hardware	12.9%	14.3%	16.7%
Software related subscription services	17.1	11.2	9.1
Total software, hardware and related	29.9	25.6	25.8
Support and maintenance	31.2	33.5	34.5
Revenue cycle management and related services	16.2	16.9	15.1
Electronic data interchange and data services	17.5	16.7	15.6
Professional services	5.2	7.3	9.0
Total revenues	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	4.8	5.6	5.9
Software related subscription services	7.2	5.4	4.2
Total software, hardware and related	12.0	11.0	10.1
Support and maintenance	5.6	6.4	5.9
Revenue cycle management and related services	11.1	11.7	11.1
Electronic data interchange and data services	10.0	10.2	9.8
Professional services	5.1	6.6	8.6
Total cost of revenue	43.8	45.8	45.5
Gross profit	56.2	54.2	54.5
Operating expenses:
Selling, general and administrative	32.1	31.7	32.3
Research and development costs, net	15.4	13.3	14.1
Amortization of acquired intangible assets	2.0	1.1	0.8
Impairment of assets	—	6.5	—
Restructuring costs	1.4	—	—
Total operating expenses	50.9	52.7	47.1
Income from operations	5.3	1.5	7.3
Interest income	—	0.1	—
Interest expense	(0.6)	(0.3)	(0.1)
Other expense, net	(0.1)	—	—
Income before provision for income taxes	4.6	1.3	7.3
Provision for income taxes	1.1	0.1	1.7
Net income	3.6%	1.1%	5.6%

Revenues
The following table presents our consolidated revenues for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenues:
Software license and hardware	$65,547	$70,523	$81,649
Software related subscription services	87,050	55,403	44,592
Total software, hardware and related	152,597	125,926	126,241

Support and maintenance	158,803	165,200	169,219
Revenue cycle management and related services	82,552	83,006	74,237
Electronic data interchange and data services	88,951	82,343	76,358
Professional services	26,721	36,002	44,170
Total revenues	$509,624	$492,477	$490,225
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
Consolidated revenue for the year ended March 31, 2017 increased $17.1 million compared to the prior year due mostly to a $31.6 million increase in software related subscription services and $6.6 million increase in EDI, partially offset by a $9.3 million decrease in professional services, $6.4 million decrease in support and maintenance, $5.0 million decrease in software license and hardware, and $0.5 million decrease in RCM. The increase in software related subscription services was primarily driven by a full year of sales related to the MediTouch® cloud-based solution acquired from HealthFusion in January 2016, combined with growth in subscriptions related to our interoperability, patient portal, and QSIDental Web product offerings as we continue to expand our client base. The increase in EDI is partially attributed to the acquisition of HealthFusion and growth in EDI transaction volume due to addition of new clients and further penetration of our existing client base. The decline in software license and hardware revenue was mostly caused by a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, which has also resulted in lower demand for our professional services, including implementation, training, and consulting services. The decline in support and maintenance is due primarily to the disposition of the former Hospital Solutions division in October 2015, which accounted for $5.3 million of the decrease, and net attrition in products sold with accompanying maintenance. The lower RCM revenue is due to customer attrition and a decline in new bookings.
Consolidated revenue for the year ended March 31, 2016 increased $2.3 million compared to the year ended March 31, 2015 due to higher software related subscription services, RCM, and EDI revenue, partially offset by lower software license and hardware, professional services, and support and maintenance revenue. The $11.1 million decline in software license and hardware revenue compared to the year ended March 31, 2015 reflects the increasingly saturated end-market for electronic health records software and the disposition of the former Hospital Solutions division, which contributed to $1.9 million of the total decrease in software license and hardware revenue. Software related subscription services revenue increased $10.8 million compared to the year ended March 31, 2015 primarily due to additional revenues from the acquisition of HealthFusion, combined with growth in subscriptions related to our interoperability, patient portal, and QSIDental Web product offerings, offset by a $1.9 million decrease primarily related to the disposition of the former Hospital Solutions division. Support and maintenance revenue decreased $4.0 million, which consists of a $4.9 million decrease related to the former Hospital Solutions division, partially offset by growth in support and maintenance related to our interoperability solutions and other ambulatory software products. RCM and EDI revenue grew by $8.8 million and $6.0 million, respectively, compared to the year ended March 31, 2015, due to addition of new clients and further penetration of our existing client base. The acquisition of HealthFusion also partially contributed to the increase in EDI revenues. Professional services revenue decreased $8.2 million compared to the year ended March 31, 2015, due to the recent decline in system sales, resulting in lower client demand for our core software products and related implementation, training, and consulting services. The disposition of the former Hospital Solutions division also contributed to $1.7 million of the decrease in professional services revenue compared to the year ended March 31, 2015.
Consolidated bookings reflect the estimated annual value of our executed contracts and are adjusted to include the effect of pre-acquisition bookings for HealthFusion and exclude the historical impact of the former Hospital Solutions division. For the year ended March 31, 2017, consolidated bookings were $125.5 million, which decreased compared to $141.7 million in the prior year primarily due to lower sales of perpetual license arrangements associated with a shift in market dynamics and a decline in new RCM bookings, as described above. Consolidated bookings decreased in the year ended March 31, 2016 compared to $175.4 million in the year ended March 31, 2015, which was primarily driven by lower sales of perpetual license arrangements.

Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 82%, 78%, and 74% of total revenue for the years ended March 31, 2017, 2016, and 2015, respectively.
We expect to benefit from the growth of a replacement market driven by an expected consolidation of electronic health records vendors. We also anticipate the creation of new opportunities in connection with the evolution of healthcare from a fee-for-services reimbursement model to a pay-for-performance model around the management of patient populations. Through our acquisition of HealthFusion in January 2016, we obtained a highly scalable, pure cloud-based and mobile-enabled platform with capabilities that we intend to expand to serve the requirements of larger ambulatory practices. When combined with our Mirth-branded products, we can offer our clients a full suite of cloud-based solutions that better enable our clients to focus on care delivery. While it remains difficult to assess the relative impact or the timing of positive and negative trends affecting the aforementioned market opportunities, we believe we are well positioned to remain a leader in serving the evolving market needs for healthcare information technology.
Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Total cost of revenue	$223,134	$225,615	$223,164
Gross profit	286,490	266,862	267,061
Gross margin %	56.2%	54.2%	54.5%
Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 7, "Intangible Assets" and Note 8, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.
Share-based compensation expense included in cost of revenue was $0.5 million, $0.4 million, and $0.4 million for the years ended March 31, 2017, 2016, and 2015, respectively, and is included in the amounts in the table above.
Gross profit for the year ended March 31, 2017 increased $19.6 million compared to the prior year due primarily to the higher revenues as discussed above, combined with a $2.5 million decrease in cost of revenue. Cost of revenue decreased due to lower payroll costs associated with delivering support and maintenance and professional services and lower amortization of previously capitalized software development costs that became fully amortized during the year, partially offset by higher amortization of the software technology intangible asset acquired from HealthFusion. The increase in the gross margin percentage to 56.2% for the year ended March 31, 2017 compared to 54.2% in the prior year period primarily reflects higher profitability related to sales of the MediTouch® cloud-based solution acquired from HealthFusion in January 2016, offset by lower profitability of professional services as the demand for such services have declined at a quicker pace than the associated payroll costs.
Gross profit decreased $0.2 million for the year ended March 31, 2016 compared to the year ended March 31, 2015 due primarily to a decline in high-margin software license sales associated with the market saturation noted above and a decline in gross profit associated with the disposition of the former Hospital Solutions division, offset by increases in gross profit associated with higher software and related subscription services, RCM, and EDI revenues and contributions to gross profit from the acquisition of HealthFusion.
Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Selling, general and administrative	$163,623	$156,234	$158,172
Selling, general and administrative, as a percentage of revenue	32.1%	31.7%	32.3%
Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.

Share-based compensation expense included in selling, general and administrative expenses was $6.1 million, $2.6 million, and $2.7 million for the years ended March 31, 2017, 2016, and 2015, respectively, and is included in the amounts in the table above. The increase in share-based compensation expense for the year ended March 31, 2017 compared to the prior year is due to higher issuances of equity awards to officers and employees as incentive compensation. Refer to Note 13, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information on equity award grants.
Selling, general and administrative expenses increased $7.4 million for the year ended March 31, 2017 compared to the prior year primarily due to higher incremental costs associated with HealthFusion acquired in January 2016, higher legal expense related to shareholder litigation, partially offset by lower payroll costs associated with our reorganization efforts and lower acquisition costs.
Selling, general and administrative expenses for the year ended March 31, 2016 decreased $1.9 million compared to the year ended March 31, 2015 primarily due to a $6.3 million decrease in legal expenses associated mostly with shareholder litigation defense costs (net of insurance recoveries), a $2.1 million decrease in sales commissions related to a decline in new system sales, a $1.5 million decrease in equipment and software maintenance expense, and a $0.7 million decrease in facilities and utilities expense, offset by a $2.7 million increase in bad debt expense, a $2.7 million increase in salaries and benefits, $2.3 million higher transaction costs associated mostly with the acquisition of HealthFusion and a $1.8 million loss on the disposition of the former Hospital Solutions division (including related incremental direct costs).
Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Gross expenditures	$86,590	$80,336	$83,841
Capitalized software costs	(8,249)	(14,675)	(14,601)
Research and development costs, net	$78,341	$65,661	$69,240

Research and development costs, net, as a percentage of revenue	15.4%	13.3%	14.1%
Capitalized software costs as a percentage of gross expenditures	9.5%	18.3%	17.4%
Gross research and development expenditures, including costs expensed and costs capitalized, consist of compensation expense, including share-based compensation for research and development personnel, certain third-party consultant fees, software maintenance costs, and other costs related to new product development and enhancement to our existing products. We intend to continue to invest heavily in research and development expenses as we continue to bring additional functionality and features to the medical community and develop a new integrated inpatient and outpatient, web-based software platform.
The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs being expensed up front and the amount of net research and development costs reported in our consolidated statement of net income and comprehensive income.
Share-based compensation expense included in research and development costs was $1.0 million, $0.3 million, and $0.4 million for the years ended March 31, 2017, 2016, and 2015, respectively, and is included in the amounts in the table above.
Net research and development costs for the year ended March 31, 2017 increased $12.7 million compared to the prior year due to a $6.3 million increase in our gross expenditures, combined with a $6.4 million decrease in capitalized software costs. The increase in gross expenditures is primarily the result of incremental costs from HealthFusion and higher costs related to development of the next versions of our software products, partially offset by lower gross expenditures from the discontinuation of the former NextGen Now development project during the fourth quarter of fiscal 2016 and lower personnel costs associated with our reorganization efforts. The reduction in capitalized software costs and rate of software capitalization is primarily due to the discontinuation of the former NextGen Now development project and the recent releases of the next major version of our core software products. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.
Net research and development costs for the year ended March 31, 2016 decreased $3.6 million compared to the year ended March 31, 2015 primarily due to lower gross expenditures related to the former NextGen Now development project, which was discontinued during the fourth quarter of fiscal 2016. Refer to the "Impairment of Assets" section below for additional information.

Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Amortization of acquired intangible assets	$10,435	$5,367	$3,693
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
Amortization of acquired intangible assets for the year ended March 31, 2017 increased $5.1 million, compared to the prior year period due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion. Amortization of acquired intangible assets for the year ended March 31, 2016 increased $1.7 million compared to the prior year due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion.
Impairment of Assets
During the year ended March 31, 2016, we recorded a non-cash impairment charge of $32.2 million that is reflected within the impairment of assets caption in our consolidated statements of net income and comprehensive income. The impairment relates to the previously capitalized investment in the former NextGen Now development project, which we had deemed to have zero net realizable value. The impairment charge did not result in any cash expenditures. The impairment charge followed our assessment of the NextGen Now development project and the MediTouch platform that we obtained through our acquisition of HealthFusion. We had determined that the MediTouch platform offered the most efficient path to providing a high-quality, robust, cloud-based solution for ambulatory care and decided to cease further investment in NextGen Now and immediately discontinued all efforts to use or repurpose the NextGen Now platform.
Restructuring Costs
During the year ended March 31, 2017, we recorded $7.1 million of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016, and such costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. Also included in restructuring costs was $1.7 million of facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. As of March 31, 2017, the remaining restructuring liability associated with payroll-related costs was $0.6 million, which we expect to settle in the first quarter of fiscal 2018, and the remaining lease obligation, net of estimated projected sublease rentals, was $2.3 million. Refer to Note 14, "Commitments, Guarantees, and Contingencies," of our notes to consolidated financial statements included elsewhere in this Report for estimated timing of payments related to remaining lease obligations. The restructuring plan was substantially complete by the end of fiscal 2017.
The restructuring is part of a three-phase plan initiated in fiscal year 2016 that was intended to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. This phase included implementing a series of actions with the objective of enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. During this phase, we transformed our management team with the appointment of a new Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, and Chief Strategy Officer. Under phase two of our reorganization, we have continued to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles to achieve greater efficiency. As a result, our reportable segments have changed and may change again due to such changes in the organization of our business.
Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest and Other Income and Expense
The following table presents our interest expense for the for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Interest income	$14	$428	$111
Interest expense	(3,156)	(1,304)	(341)
Other expense, net	(262)	(166)	(62)
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
Interest expense for the year ended March 31, 2017 increased $1.9 million compared to the prior year, and interest expense for the year ended March 31, 2016 increased $1.0 million compared to the year ended March 31, 2015. The increases in interest expense is associated with our revolving credit agreement entered into in January 2016 and the related amortization of deferred debt issuance costs. As of March 31, 2017, we had $15.0 million in outstanding loans under the revolving credit agreement.
All other fluctuations in interest and other income and expense are not deemed significant.
Provision for Income Taxes
The following table presents our provision for income taxes for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Provision for income taxes	$5,368	$663	$8,332
Effective tax rate	22.7%	10.5%	23.4%
The effective tax rate for the year ended March 31, 2017 increased compared to the prior year primarily because the lower income before taxes in the prior year caused the rate reconciling items to have a more significant impact to the effective tax rate.
The effective tax rate for the year ended March 31, 2016 decreased compared to the year ended March 31, 2015 primarily as a result of favorable tax benefits from the federal research and development tax credit and other permanent items having a more significant effective tax rate impact due to lower income before taxes for the year ended March 31, 2016. The Internal Revenue Service statute related to research and development credits expired on December 31, 2014 and was retroactively reinstated and made permanent in December 2015. The research and development credits claimed for the year ended March 31, 2016 represent credits for the twelve-month period.
Refer to Note 11, “Income Tax” of our notes to consolidated financial statements included elsewhere in this Report for a reconciliation of the federal statutory income tax rate to our effective tax rate.
Net Income
The following table presents our net income (in thousands) and net income per share and for the years ended March 31, 2017, 2016, and 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015
Net income	$18,241	$5,657	$27,332
Net income per share:
Basic	$0.30	$0.09	$0.45
Diluted	$0.29	$0.09	$0.45
As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2017 increased $12.6 million compared to the prior year period.
As a result of the foregoing changes in revenue and expense, net income for the year ended March 31, 2016 decreased $21.7 million compared to the year ended March 31, 2015. The significant decrease is primarily due to the $32.2 million impairment of previously capitalized software costs related to the former NextGen Now development project, offset by a decrease in provision for income taxes as a result of lower pre-tax net income.

Operating Segment Information
Effective July 1, 2016, we revised our reportable operating segments. As part of our ongoing reorganization efforts, we refined the measurement of our segment data to better reflect our current internal organizational structure whereby certain functions that formerly existed within each individual operating segment have changed. Our operating segments consist of the Software and Related Solutions segment and the RCM and Related Services segment, which is consistent with the disaggregated financial information used and evaluated by our chief operating decision maker (consisting of our Chief Executive Officer) to assess performance and make decisions about the allocation of resources. Revenue and gross profit are the key measures of segment profitability used by our chief operating decision maker to measure segment operating performance and to make key business decisions. The revenues and gross profit of each segment are derived from distinct product and services within each segment. The Software and Related Solutions segment aggregates the revenues and gross profit of our software-related products and services, including software license and hardware, software-related subscription services, support and maintenance, EDI and data services, and certain professional services, such as implementation, training, and consulting. The RCM and Related Services segment aggregates the revenues and gross profit of our RCM services and certain related ancillary service offerings.
Operating segment data for the years ended March 31, 2017, 2016, and 2015 is summarized in the table below. Prior period data has been retroactively reclassified to present all segment information on a comparable basis. The change in reportable segments has no impact to consolidated revenues and consolidated cost of revenue, nor does it affect our presentation of revenue and cost of revenue on the consolidated statements of net income and comprehensive income.

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenue:
Software and Related Solutions	$423,593	$398,449	$395,259
RCM and Related Services	86,031	86,559	76,962
Hospital Solutions (1)	—	7,469	18,004
Consolidated revenue	$509,624	$492,477	$490,225

Gross profit:
Software and Related Solutions	$278,121	$252,136	$256,922
RCM and Related Services	28,274	27,694	21,514
Hospital Solutions (1)	—	2,568	4,876
Unallocated cost of revenue (2)	(19,905)	(15,536)	(16,251)
Consolidated gross profit	$286,490	$266,862	$267,061
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
Software and Related Solutions
Software and Related Solutions revenue for the year ended March 31, 2017 increased $25.1 million and gross profit increased $26.0 million compared to the prior year. The increase in revenues was driven by an increase in our software related subscription services and EDI revenue, partially offset by lower professional services, support and maintenance, and software license and hardware revenue, as described above in further details in the "Revenues" section. The increase in gross profit is due primarily to the increases in revenue combined with a decrease in cost of revenue, as described above in further detail in the "Gross Profit" section.
Software and Related Solutions revenue for the year ended March 31, 2016 increased $3.2 million while gross profit decreased $4.8 million compared to the year ended March 31, 2015. The increase in revenues was driven by higher software related subscription services and EDI revenue, partially offset by lower software license and hardware, professional services, and support and maintenance revenue. The decrease in gross profit is due primarily to a decline in high-margin software license sales that reflects the increasingly saturated end-market for electronic health records software, partially offset by increases in gross profit related to higher software related subscription services revenue.
Our goals for Software and Related Solutions include further enhancement of our existing products, including expansion of our software and service offerings that support pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software. We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities within RCM and Related Services. Our acquisitions of Entrada and HealthFusion will allow us expand our client base and cloud-based solution capabilities in the ambulatory market and meet the needs of practices of increasing size and complexity. Our acquisitions of Mirth and Gennius improve our competitiveness in the markets and provide new clients and expanded markets for Software and Related Solutions and also support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care.
We believe that our operating results are attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services and investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, tradeshow attendance and other expanded advertising and marketing expenditures.
RCM and Related Services
RCM and Related Services revenue for the year ended March 31, 2017 decreased $0.5 million and gross profit increased $0.6 million compared to the prior year. The lower RCM revenue is due to customer attrition and a decline in new bookings. The increase in gross profit is due to a reduction in employee-related costs, partially offset by the lower revenues.
RCM and Related Services revenue for the year ended March 31, 2016 increased $9.6 million and gross profit increased $6.2 million compared to the year ended March 31, 2015. The increase in RCM revenue was driven by the addition of new clients during the year and organic growth achieved through cross selling and ramping up of RCM services provided to our existing clients, which also resulted in higher gross profit.
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

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Cash and cash equivalents and marketable securities	$37,673	$36,473	$130.585
Unused portion of revolving credit agreement (1)	235,000	145,000	—
Total liquidity	$272,673	$181,473	$130,585

Net income	$18,241	$5,657	$27,332
Net cash provided by operating activities	$110,592	$40,796	$82,758
_________________________
(1) As of March 31, 2017, we had our outstanding loans of $15.0 million under our $250.0 million revolving credit agreement.
Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement. In April 2017, we acquired Entrada for total cash consideration of approximately $34.0 million, subject to certain adjustments in accordance with the terms of the Agreement and Plan of Merger, which was primarily funded by a draw down of our revolving credit agreement. In May 2017, we paid $18.8 million to settle the contingent consideration liability related to the acquisition of HealthFusion.
Cash and Cash Equivalents
As of March 31, 2017, our cash and cash equivalents balance of $37.7 million compares to $36.5 million of cash, cash equivalents and marketable securities as of March 31, 2016. Our outstanding loans under our revolving credit agreement was $15.0 million as of March 31, 2017.

We may continue to use a portion of our funds as well as available financing from our revolving credit agreement for future acquisitions or other similar business activities, although the specific timing and amount of funds to be used is not currently determinable. We intend to expend some of our available funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.
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
We believe that our cash and cash equivalents and marketable securities on hand at March 31, 2017, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2017, 2016, and 2015 (in thousands):

	Fiscal Year Ended March 31,
	2017	2016	2015
Net income	$18,241	$5,657	$27,332
Non-cash expenses	62,147	81,013	23,546
Cash from net income, as adjusted	$80,388	$86,670	$50,878

Change in deferred revenue	$(5,493)	$(8,390)	$(5,610)
Change in accounts receivable	5,535	9,929	4,744
Change in other assets and liabilities	30,162	(47,413)	32,746
Net cash provided by operating activities	$110,592	$40,796	$82,758

For the year ended March 31, 2017, cash provided by operating activities increased $69.8 million compared to the prior year period. The increase in cash flows was primarily due to $77.6 million changes other assets and liabilities, as noted in the table above, of which $75.2 million was associated with changes in income taxes receivable and payable. Net cash provided from net income, as adjusted for non-cash expenses, decreased $6.3 million because the increase of $12.6 million in net income was offset by $18.9 million lower non-cash expenses. The decrease in non-cash expenses was due to a non-cash impairment charge of $32.2 million related to the discontinuation of the former NGNow development project recorded in the prior year, partially offset by higher amortization of intangibles associated with the acquisition of HealthFusion. Refer to the "Net Income" section above for additional details regarding the fluctuations in net income. Cash provided by operating activities increased $5.5 million due to an overall decline in accounts receivable from prior year as a result of higher current year collections and aggressive working capital management, which was offset by a $5.5 million associated with a decline in deferred revenue caused by lower system sales and a shift in market dynamics toward cloud-based solutions.
For the year ended March 31, 2016, cash provided by operating activities declined $42.0 million compared to the year ended March 31, 2015, which was caused by a $77.8 million decline attributed to changes in assets and liabilities, partially offset by an increase of $35.8 million in cash flows due to higher net income, excluding non-cash expenses. The reduction in cash flows due to changes in assets and liabilities is mostly attributed to payments of income taxes during the period and payments of accrued bonuses in the current fiscal year related to the fiscal 2015 incentive compensation plans.
Cash Flows from Investing Activities
Net cash used in investing activities for the years ended March 31, 2017, 2016, and 2015 was $11.4 million, $190.4 million, and $24.5 million, respectively. The $179.0 million net decrease in cash used in investing activities for the year ended March 31, 2017 compared to the prior year is primarily due to $163.8 million of cash paid (net of cash acquired) for the acquisition of HealthFusion in January 2016, $7.1 million higher net proceeds from sales of marketable securities used to make principal payments on our revolving line of credit, $6.4 million decrease in additions to capitalized software associated with the discontinuation of the former NextGen Now development project, and $1.8 million decrease in additions to equipment and improvements.
The $165.9 million net increase in cash used in investing activities for the year ended March 31, 2016 compared to the year ended March 31, 2015 is primarily due to the $163.8 million of cash paid (net of cash acquired) for the acquisition of HealthFusion, $7.5 million increase in additions to equipment and improvements, $0.1 million increase in additions to capitalized software, offset by a $3.2 million net proceeds from sales of marketable securities, and $2.3 million in cash paid for the acquisition of Gennius in the year ended March 31, 2015.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended March 31, 2017 was $88.7 million compared to net cash provided by financing activities of $57.8 million in the prior year. The $146.5 million net increase in cash used in financing activities is due to $90.0 million in principal repayments on our revolving line of credit in the current year, compared to net proceeds of $105.0 million related to our revolving credit agreement in the prior year, partially offset by $42.9 million in dividends paid to shareholders and payments of $5.4 million in debt issuance and other related fees in the prior year.
Net cash provided by financing activities for the year ended March 31, 2016 was $57.8 million, and cash used in financing activities for the year ended March 31, 2015 was $42.4 million. The increase in cash flows from financing activities during the year ended March 31, 2016 compared to the year ended March 31, 2015 is primarily related to our revolving credit agreement, in which we received proceeds of $173.5 million, made principal payments of $68.5 million, and paid $5.4 million in debt issuance and other related fees.
Contractual Obligations
The following table summarizes our significant contractual obligations at March 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2018	2019	2020	2021	2,022	2023 and beyond
Operating lease obligations	$60,109	$8,136	$8,350	$8,067	$8,037	$7,713	$19,806
Remaining lease obligations for vacated properties (1)	6,599	2,487	1,413	794	816	551	538
Line of credit obligations (Note 9)	15,000	—	—	—	15,000	—	—
Contingent consideration liabilities	18,817	18,817	—	—	—	—	—
Purchase commitments (2)	3,800	1,250	1,250	1,300			—
Total	$104,325	$30,690	$11,013	$10,161	$23,853	$8,264	$20,344
_______________________

(1) Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 16 for additional details. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.6 million due in future periods under non-cancelable subleases.
(2) Purchase commitments relates to payments due under certain non-cancelable agreements to purchase goods and services.
The deferred compensation liability as of March 31, 2017 was $6.6 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of March 31, 2017 was $4.8 million, which is not included in the table above as the timing of expected payments is not determinable.
New Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2017 and March 31, 2016, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.
As of March 31, 2017 and March 31, 2016, we had $15.0 million and $105.0 million, respectively, in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of March 31, 2017 would result in a corresponding change in our annual interest expense of approximately $0.2 million. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of March 31, 2017 and March 31, 2016, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See our consolidated financial statements identified in the Index to Financial Statements appearing under “Item 15. Exhibits and Financial Statement Schedules” of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2017, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2017.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2017, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets as of March 31, 2017 and 2016	54

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2017, 2016 and 2015	55

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2017, 2016 and 2015	56

Consolidated Statements of Cash Flows — Years Ended March 31, 2017, 2016 and 2015	57

Notes to Consolidated Financial Statements	59

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts	82

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	83

ITEM 16. FORM 10-K SUMMARY
None.

INDEX TO EXHIBITS

				Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1		Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989(Registration No. 333-00161)		S-1	3.1	January 11, 1996
3.2		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	June 14, 2005
3.3		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	October 11, 2005
3.4		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	March 6, 2006
3.5		Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	October 31, 2008
3.6		Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	October 6, 2011
10.1	*	Form of Non-Qualified Stock Option Agreement for Amended and Restated 1998 Stock Option Plan		10-Q	10.2	December 23, 2004
10.2	*	Form of Incentive Stock Option Agreement for Amended and Restated 1998 Stock Option Plan		10-Q	10.1	December 23, 2004
10.3	*	Amended and Restated 1998 Stock Option Plan		10-K	10.10.1	June 14, 2005
10.4	*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	July 1, 2011
10.5	*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	June 5, 2007
10.6	*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	June 5, 2007
10.7	*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	May 30, 2013
10.8	*	Form of Outside Directors Amended and Restated Restricted Stock Agreement		8-K	10.2	February 2, 2010
10.9	*	Form of Outside Director's Restricted Stock Unit Agreement		8-K	10.1	August 15, 2011
10.10	*	Employment Arrangement dated September 19, 2012 between Quality Systems, Inc., and Daniel Morefield		8-K	10.1	September 25, 2012
10.11	*	Form of Indemnification Agreement		8-K	10.1	January 28, 2013
10.12	*	Form of Executive Officer Restricted Stock Agreement		8-K	10.2	May 28, 2013
10.13	*	Description of 2014 Director Compensation Program		8-K	10.3	May 28, 2013
10.14	*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	July 17, 2013
10.15	*	Share Purchase Agreement by and among Quality Systems, Inc., each of the shareholders of Mirth Corporation identified on Annex A thereto, and Jon Teichrow dated as of September 9, 2013		10-Q	2.1	October 31, 2013
10.16	*	Form of Performance-Based Restricted Stock Unit Agreement.		10-K	10.17	May 29, 2014
10.17	*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	June 27, 2014
10.18	*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	June 4, 2015
10.19	*	Separation Agreement and General Release, dated June 24, 2015, between Quality Systems, Inc. and Steven Plochocki		8-K	10.1	June 24, 2015
10.20	*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	August 14, 2015
10.21	*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	August 14, 2015
10.22	*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	August 14, 2015
10.23	*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	August 14, 2015

10.24	*	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	October 30, 2015
10.25		Description of 2016 Director Compensation Program		8-K	10.1	December 8, 2015
10.26	*	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	January 29, 2016
10.27	*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	January 28, 2016
10.28	*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	February 18, 2016
10.29		Description of 2017 Director Compensation Program		8-K	10.1	August 18, 2016
10.30	*	Form of Change of Control Severance Agreement, entered into with the Company's named executive officers effective December 27, 2016.		8-K	10.1	January 3, 2017
10.31	*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	January 3, 2017
10.32	*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	January 3, 2017
10.33	*	Separation Agreement and General Release, dated March 31, 2017, between Daniel J. Morefield and Quality Systems, Inc.		8-K	10.1	April 4, 2017
10.34		Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	April 12, 2017

21		List of subsidiaries.	X
23.1		Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X
31.1		Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	**	XBRL Instance
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation
101.DEF	**	XBRL Taxonomy Extension Definition
101.LAB	**	XBRL Taxonomy Extension Label
101.PRE	**	XBRL Taxonomy Extension Presentation
____________________

*	This exhibit is a management contract or a compensatory plan or arrangement.

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
James R. Arnold
Chief Financial Officer (Principal Financial Officer)

Date: May 19, 2017
KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints John R. Frantz and James R. Arnold, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.
Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 19, 2017
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 19, 2017
Craig A. Barbarosh

/s/ John R. Frantz	Chief Executive Officer (Principal Executive Officer) and Director	May 19, 2017
John R. Frantz

/s/ James R. Arnold	Chief Financial Officer (Principal Financial Officer)	May 19, 2017
James R. Arnold

/s/ George H. Bristol	Director	May 19, 2017
George H. Bristol

/s/ James C. Malone	Director	May 19, 2017
James C. Malone

/s/ Morris Panner	Director	May 19, 2017
Morris Panner

/s/ D. Russell Pflueger	Director	May 19, 2017
D. Russell Pflueger

/s/ Sheldon Razin	Chairman Emeritus and Director	May 19, 2017
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	May 19, 2017
Lance E. Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quality Systems, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quality Systems, Inc. and its subsidiaries at March 31, 2017 and March 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
May 19, 2017

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$37,673	$27,176
Restricted cash and cash equivalents (Note 2)	4,916	5,320
Marketable securities	—	9,297
Accounts receivable, net (Note 10)	83,407	94,024
Inventory	158	555
Income taxes receivable	2,679	32,709
Prepaid expenses and other current assets	17,969	14,910
Total current assets	146,802	183,991
Equipment and improvements, net	27,426	25,790
Capitalized software costs, net	13,607	13,250
Deferred income taxes, net	11,265	8,198
Intangibles, net	69,213	91,675
Goodwill	185,898	188,837
Other assets	19,010	19,049
Total assets	$473,221	$530,790

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,618	$11,126
Deferred revenue	52,383	57,935
Accrued compensation and related benefits	24,513	18,670
Income taxes payable	405	91
Other current liabilities	46,775	50,238
Total current liabilities	128,694	138,060
Deferred revenue, net of current	1,394	1,335
Deferred compensation	6,629	6,357
Line of credit	15,000	105,000
Other noncurrent liabilities	16,461	10,661
Total liabilities	168,178	261,413
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 62,455 and 60,978 shares at March 31, 2017 and March 31, 2016, respectively	625	610
Additional paid-in capital	228,549	211,262
Accumulated other comprehensive loss	(358)	(481)
Retained earnings	76,227	57,986
Total shareholders' equity	305,043	269,377
Total liabilities and shareholders' equity	$473,221	$530,790

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenues:
Software license and hardware	$65,547	$70,523	$81,649
Software related subscription services	87,050	55,403	44,592
Total software, hardware and related	152,597	125,926	126,241
Support and maintenance	158,803	165,200	169,219
Revenue cycle management and related services	82,552	83,006	74,237
Electronic data interchange and data services	88,951	82,343	76,358
Professional services	26,721	36,002	44,170
Total revenues	509,624	492,477	490,225
Cost of revenue:
Software license and hardware	24,654	27,506	28,803
Software related subscription services	36,744	26,622	20,672
Total software, hardware and related	61,398	54,128	49,475
Support and maintenance	28,317	31,329	28,866
Revenue cycle management and related services	56,370	57,591	54,406
Electronic data interchange and data services	51,102	50,153	48,244
Professional services	25,947	32,414	42,173
Total cost of revenue	223,134	225,615	223,164
Gross profit	286,490	266,862	267,061
Operating expenses:
Selling, general and administrative	163,623	156,234	158,172
Research and development costs, net	78,341	65,661	69,240
Amortization of acquired intangible assets	10,435	5,367	3,693
Impairment of assets	—	32,238	—
Restructuring costs	7,078	—	—
Total operating expenses	259,477	259,500	231,105
Income from operations	27,013	7,362	35,956
Interest income	14	428	111
Interest expense	(3,156)	(1,304)	(341)
Other expense, net	(262)	(166)	(62)
Income before provision for income taxes	23,609	6,320	35,664
Provision for income taxes	5,368	663	8,332
Net income	$18,241	$5,657	$27,332
Other comprehensive income:
Foreign currency translation, net of tax	80	(382)	(117)
Unrealized gain on marketable securities, net of tax	43	93	107
Comprehensive income	$18,364	$5,368	$27,322
Net income per share:
Basic	$0.30	$0.09	$0.45
Diluted	$0.29	$0.09	$0.45
Weighted-average shares outstanding:
Basic	61,818	60,635	60,259
Diluted	62,010	61,233	60,849
Dividends declared per common share	$—	$0.525	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2014	60,206	$602	$194,739	$99,931	$(182)	$295,090
Common stock issued under stock plans, net of shares withheld for taxes	79	1	383	—	—	384
Common stock issued for earnout settlement	18	—	284	—	—	284
Tax benefit related to stock options	—	—	(228)	—	—	(228)
Stock-based compensation	—	—	3,472	—	—	3,472
Dividends declared	—	—	—	(42,784)	—	(42,784)
Components of other comprehensive income (loss):
Unrealized gain on marketable securities	—	—	—	—	107	107
Translation adjustments	—	—	—	—	(117)	(117)
Net income	—	—	—	27,332	—	27,332
Balance, March 31, 2015	60,303	603	198,650	84,479	(192)	283,540
Common stock issued under stock plans, net of shares withheld for taxes	241	3	989	—	—	992
Common stock issued for earnout settlement	434	4	9,269	—	—	9,273
Tax benefit related to stock options	—	—	(941)	—	—	(941)
Stock-based compensation	—	—	3,295	—	—	3,295
Dividends declared	—	—	—	(32,150)	—	(32,150)
Components of other comprehensive income (loss):
Unrealized gain on marketable securities	—	—	—	—	93	93
Translation adjustments	—	—	—	—	(382)	(382)
Net income	—	—	—	5,657	—	5,657
Balance, March 31, 2016	60,978	610	211,262	57,986	(481)	269,377
Common stock issued under stock plans, net of shares withheld for taxes	1,043	11	1,299	—	—	1,310
Common stock issued for earnout settlement	434	4	9,269	—	—	9,273
Tax benefit related to stock options	—	—	(879)	—	—	(879)
Stock-based compensation	—	—	7,598	—	—	7,598
Components of other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	43	43
Translation adjustments	—	—	—	—	80	80
Net income	—	—	—	18,241	—	18,241
Balance, March 31, 2017	62,455	$625	$228,549	$76,227	$(358)	$305,043

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$18,241	$5,657	$27,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,080	8,834	9,323
Amortization of capitalized software costs	7,892	9,891	12,817
Amortization of other intangibles	22,462	11,014	7,127
Amortization of debt issuance costs	1,076	258	—
Loss on disposal of equipment and improvements	530	205	51
Provision for bad debts	5,082	3,573	855
Provision for inventory obsolescence	418	48	25
Share-based compensation	7,598	3,295	3,472
Deferred income taxes	(129)	10,030	(12,061)
Change in fair value of contingent consideration	4,247	261	1,937
Restructuring costs, net of amounts paid	2,891	—	—
Loss on disposition of Hospital Solutions Division	—	1,366	—
Impairment of assets	—	32,238	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	5,535	9,929	4,744
Inventory	(21)	17	187
Accounts payable	(6,590)	(271)	1,281
Deferred revenue	(5,493)	(8,390)	(5,610)
Accrued compensation and related benefits	5,237	(5,914)	8,098
Income taxes	34,740	(40,471)	18,178
Deferred compensation	272	607	941
Other assets and liabilities	(3,476)	(1,381)	4,061
Net cash provided by operating activities	110,592	40,796	82,758
Cash flows from investing activities:
Additions to capitalized software costs	(8,249)	(14,675)	(14,601)
Additions to equipment and improvements	(12,165)	(14,013)	(6,531)
Proceeds from sales and maturities of marketable securities	9,291	8,795	11,077
Purchases of marketable securities	—	(6,637)	(12,123)
Payments for acquisitions, net of cash acquired	(282)	(163,843)	(2,345)
Net cash used in investing activities	(11,405)	(190,373)	(24,523)
Cash flows from financing activities:
Proceeds from line of credit	—	173,509	—
Principal repayments on line of credit	(90,000)	(68,509)	—
Proceeds from issuance of shares under employee plans	1,310	992	383
Dividends paid	—	(42,850)	(42,770)
Payment of debt issuance costs	—	(5,382)	—
Net cash provided by (used in) financing activities	(88,690)	57,760	(42,387)
Net increase (decrease) in cash and cash equivalents	10,497	(91,817)	15,848
Cash and cash equivalents at beginning of period	27,176	118,993	103,145
Cash and cash equivalents at end of period	$37,673	$27,176	$118,993

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Fiscal Year Ended March 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,800	$33,246	$3,814
Cash refunds from income taxes	29,575	2,344	1,291
Cash paid for interest	1,958	781	—
Common stock issued for settlement of share-based contingent consideration	9,273	9,273	—
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$4,813	$2,933	$—
Dividends declared but not paid	—	—	10,700
Unpaid additions to equipment and improvements	82	295	849

On January 4, 2016, we acquired HealthFusion in a transaction summarized as follows:
Fair value of net assets acquired	$—	$198,258	$—
Cash paid, net of cash acquired	—	(163,843)	—
Unpaid portion of purchase price	—	(282)	—
Fair value of contingent consideration	—	(16,700)	—
Liabilities assumed	$—	$17,433	$—

On March 11, 2015, we acquired Gennius in a transaction summarized as follows:
Fair value of net assets acquired	$—	$—	$2,571
Cash paid	—	—	(2,345)
Liabilities assumed	$—	$—	$226
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 and 2016
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
We have a history of developing new and enhanced technologies. Over the course of a number of years, we have also made strategic acquisitions to complement and enhance our product portfolio in the ambulatory care, RCM, and hospital markets. In October 2015, we divested our former Hospital Solutions Division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion") and in April 2017, we acquired Entrada, Inc. ("Entrada").
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
Business Segments. The Company has prepared operating segment information based on the manner in which management disaggregates the Company’s operations for making internal operating decisions. Effective July 1, 2016, we revised our reportable operating segments. See Note 15 for additional details.
Basis of Presentation. Certain prior period amounts have been reclassified to conform to current year presentation. References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
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
Revenue Recognition. We generate revenue from sales of licensing rights and subscriptions to our software products, hardware and third party software products, support and maintenance services, RCM, EDI, and professional services, such as implementation, training, and consulting performed for clients who use our products.
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
A typical system sale may contain multiple elements, but most often includes software licenses, maintenance and support, implementation and training. Revenue on arrangements involving multiple elements is generally allocated to each element using the residual method when evidence of fair value only exists for the undelivered elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”), which is based on the price charged when the same element is sold separately. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for certain clients based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.
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
We record revenue net of sales tax obligation in the consolidated statements of net income and comprehensive income.
Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. We had cash deposits held at U.S. banks and financial institutions at March 31, 2017 of which $36,572 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.
Money market funds in which we hold a portion of our excess cash are invest in very high grade commercial and governmental instruments, and therefore bear low market risk.
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
Marketable Securities. Marketable securities are classified as available-for-sale and are recorded at fair value, based on quoted market rates when observable or valuation analysis when appropriate. Unrealized gains and losses, are included in shareholders’ equity. Realized gains and losses on investments are included in other income and expense.
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
Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization of equipment and improvements are recorded over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives generally have the following ranges:

•	Computer equipment - 3 to 5 years

•	Furniture and fixtures - 3 to 7 years

•	Leasehold improvements - lesser of lease term or estimated useful life of asset
Depreciation expense related to our equipment and improvements was $10,080, $8,834, and $9,323 for the years ended March 31, 2017, 2016, and 2015, respectively.
Capitalized Software Costs. Software development costs, consisting primarily of employee salaries and benefits, incurred in the research and development of new software products and enhancements to existing software products for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, additional external-sale software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. We perform ongoing assessments of the net realizable value of such capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the projected undiscounted cash flows to be generated from the applicable software, any excess unamortized capitalized software costs are written off. In addition to the assessment of net realizable value, we routinely review the remaining estimated lives of our capitalized software costs and record adjustments, if deemed necessary. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.
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
During the year ended March 31, 2016, we recorded a $32,238 non-cash impairment charge after making a determination that the previously capitalized software costs related to the NextGen Now development project was not recoverable. Refer to Note 8 for additional information.
Business Combinations. In accordance with the accounting for business combinations, we allocate the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent our best estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type and nature of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. The purchase price allocation methodology contains uncertainties as it requires us make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, deferred revenue, and contingent consideration liabilities. We estimate the fair value of the contingent consideration liabilities based on the probability of achieving certain business, strategic, or financial milestones and our projection of expected results, as needed. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.
Goodwill. Goodwill acquired in a business combination is measured as the excess of the purchase price, or consideration transferred, over the net acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not amortized as it has been determined to have an indefinite useful life.

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our assessment, we have determined that there was no impairment to our goodwill as of June 30, 2016. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
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
During the years ended March 31, 2017 and March 31, 2016, we did not identify any events or circumstances that would require an interim goodwill impairment test.
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
We determined that there was no impairment to our intangible assets as of March 31, 2017 and March 31, 2016.
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
Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $7,111, $7,890, and $7,079 for the years ended March 31, 2017, 2016, and 2015, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2017	2016	2015
Earnings per share — Basic:
Net income	$18,241	$5,657	$27,332
Weighted-average shares outstanding — Basic	61,818	60,635	60,259
Net income per common share — Basic	$0.30	$0.09	$0.45

Earnings per share — Diluted:
Net income	$18,241	$5,657	$27,332

Weighted-average shares outstanding	61,818	60,635	60,259
Effect of potentially dilutive securities	192	598	590
Weighted-average shares outstanding — Diluted	62,010	61,233	60,849
Net income per common share — Diluted	$0.29	$0.09	$0.45

The computation of diluted net income per share does not include 2,999, 1,926 and 1,656 options for the years ended March 31, 2017, 2016, and 2015 respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the for the fiscal year ended March 31, 2017, 2016, and 2015:

	Fiscal Year Ended March 31,
	2017	2016	2015
Costs and expenses:
Cost of revenue	$514	$404	$373
Research and development costs, net	973	318	396
Selling, general and administrative	6,111	2,573	2,703
Total share-based compensation	7,598	3,295	3,472
Income tax benefit	(2,637)	(1,018)	(1,054)
Decrease in net income	$4,961	$2,277	$2,418

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable. We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step two of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019, and early adoption is permitted on goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is effective for us in the fourth quarter of fiscal 2020, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted in two scenarios as identified in the new standard. ASU 2017-01 is effective for us in the first quarter of fiscal 2019, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 is effective for us in the first quarter of fiscal 2019, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add and clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice related to how such cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 is effective for us in the first quarter of fiscal 2019, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We expect to adopt ASU 2016-09 in the first quarter of fiscal 2018, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
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
In May 2014, the FASB, along with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition.  ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP.  The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires additional disclosure about revenue and provides improved guidance for multiple element arrangements. In July 2015 decision, the FASB issued ASU 2015-14, Deferral of Effective Date ("ASU 2015-14") to delay the effective date by one year. In addition, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which do not change the core principle of the guidance, but rather help to provide further interpretive clarifications on the new revenue standard. Companies are permitted to adopt this new guidance following either a full retrospective or modified retrospective approach.

We have performed an initial assessment of the potential impacts to our business processes, systems, and controls that could result from the implementation of the new revenue standard. Additionally, based on our initial assessment, we currently believe that impact on our consolidated financial statements could be material. We expect that revenue related to hardware, EDI, maintenance, and certain subscriptions would remain substantially unchanged, and we are the process of evaluating the impact of the new revenue standard on our other revenue streams. We continue to evaluate all potential impacts of this new revenue standard, including our method of adoption, and our preliminary assessments are subject to change. We expect to implement this new revenue standard when it becomes effective for us in the first quarter of fiscal 2019.
3. Cash and Cash Equivalents
At March 31, 2017 and March 31, 2016, we had cash and cash equivalents of $37,673 and $27,176, respectively. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days.

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2017 and March 31, 2016:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2017
ASSETS
Cash and cash equivalents (1)	$37,673	$37,673	$—	$—
Restricted cash and cash equivalents	4,916	4,916	—	—
	$42,589	$42,589	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$18,817	$—	$18,817	$—
	$18,817	$—	$18,817	$—

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2016
ASSETS
Cash and cash equivalents (1)	$27,176	$27,176	$—	$—
Restricted cash and cash equivalents	5,320	5,320	—	—
Marketable securities (2)	9,297	9,297	—	—
	$41,793	$41,793	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$23,843	$—	$—	$23,843
	$23,843	$—	$—	$23,843
___________________________________
(1) Cash equivalents consist primarily of money market funds.
(2) Marketable securities consist of available-for-sale money market instruments and fixed-income securities, including certificates of deposit, corporate bonds and notes, and municipal securities.
The contingent consideration liability as of March 31, 2017 relates to the acquisition of HealthFusion (see Note 5). Prior to March 31, 2017, the categorization of the framework used to measure fair value of the contingent consideration liability was considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We had assessed the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period were reflected in the consolidated statements of net income and comprehensive income. Key assumptions included discount rates and probability-adjusted achievement estimates of certain revenue targets that were not observable in the market. As of the end of the HealthFusion contingent consideration liability measurement period on December 31, 2016, the actual revenue target achievement rate was utilized to compute the ending contingent consideration liability. Accordingly, the contingent consideration liability was transferred into the Level 2 valuation hierarchy because the fair value was determined based on other significant observable inputs.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the years ended March 31, 2017:

Total Liabilities
Balance at March 31, 2015	$16,155
Contingent consideration related to acquisition of HealthFusion (Note 5)	16,700
Settlement of share-based contingent consideration related to Mirth	(9,273)
Fair value adjustments, net	261
Balance at March 31, 2016	$23,843
Settlement of share-based contingent consideration related to Mirth	(9,273)
Fair value adjustments, net	4,247
Transfer of HealthFusion contingent consideration to Level 2	(18,817)
Balance at March 31, 2017	$—
During the year ended March 31, 2017, we issued shares of common stock to settle $9,273 in contingent consideration liabilities related to the acquisition of Mirth and recorded $4,247 of net fair value adjustments to contingent consideration liabilities, of which $3,817 was related to HealthFusion and $430 was related to Mirth. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income.
We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2017, we recorded certain adjustments to HealthFusion goodwill (see Note 5).

5. Business Combinations and Disposals
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
The purchase price totaled $183,049, which included working capital and other customary adjustments and the fair value of contingent consideration related to an additional $25,000 of cash in the form of an earnout, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The initial estimated fair value of contingent consideration of $16,700 was based on a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected HealthFusion revenues. As of March 31, 2017, the fair value of the contingent consideration was $18,817.
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
The goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets.

Goodwill arising from the acquisition of HealthFusion was determined as the excess of the purchase price over the net acquisition date fair values of the acquired assets and the liabilities assumed, and is not deductible for tax purposes. HealthFusion operates under our Software and Related Solutions segment. During the years ended March 31, 2017, we recorded a $2,938 adjustment to HealthFusion goodwill related to changes in deferred taxes based on the filing of final tax returns. The purchase price for the HealthFusion acquisition was considered final as of March 31, 2017.
The total purchase price for the HealthFusion acquisition is summarized as follows:

Initial purchase price	$165,000
Contingent consideration	16,700
Working capital and other adjustments	1,349
Total purchase price	$183,049

January 4, 2016
Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$2,225
Accounts receivable, net	1,514
Prepaid expenses and other current assets	4,645
Equipment and improvements, net	767
Capitalized software costs, net	307
Other assets	700
Accounts payable	(1,085)
Accrued compensation and related benefits	(533)
Deferred revenue	(1,067)
Deferred income taxes, net	(9,089)
Other liabilities	(2,721)
Total net tangible assets acquired and liabilities assumed	(4,337)
Fair value of identifiable intangible assets acquired:
Software technology	42,500
Customer relationships	28,500
Trade name	4,000
Goodwill	112,386
Total identifiable intangible assets acquired	187,386
Total purchase price	$183,049
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
Hospital Disposition
On October 22, 2015, we closed an Asset Purchase Agreement (the “Purchase Agreement”) with Quadramed Affinity Corporation in which we sold and assigned substantially all assets and liabilities of the former Hospital Solutions division. We believe that the Hospital disposition will allow us to focus our efforts and resources on our core ambulatory business. The financial terms of the transaction and the amount of consideration received were not significant. Since the Hospital disposition did not and is not expected to have a major effect on our operations and financial results, separate discontinued operations reporting is not provided.
We incurred a loss on the Hospital disposition of $1,366 in the year ended March 31, 2016, which was recorded in our consolidated statements of net income and comprehensive income as a component of selling, general and administrative expense. The loss was measured as the total consideration received and expected to be received less the lower of carrying value or fair value of the former Hospital Solutions division. Additionally, we incurred $387 in direct incremental costs of disposition and $335 in severance and other employee-related costs in connection with the Hospital disposition during the year ended March 31, 2016, which were recorded in our consolidated statements of net income and comprehensive income as a component of selling, general and administrative expense.

6. Goodwill
We do not amortize goodwill as it has been determined to have an indefinite useful life. During the year ended March 31, 2017, we recorded certain adjustments to HealthFusion goodwill (see Note 5).
We have also determined that the change in reportable operating segments as a result of our ongoing reorganization efforts (see Note 15) did not have a significant impact on the amount of goodwill that is allocated to each reporting unit and each reportable operating segment. Goodwill by reportable operating segment consists of the following:

	March 31, 2017	March 31, 2016
Software and Related Solutions	$153,608	$156,547
RCM and Related Services	32,290	32,290
Total goodwill	$185,898	$188,837

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
Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2017
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$5,480	$67,810	$123,840
Accumulated amortization	(28,972)	(2,088)	(23,567)	(54,627)
Net intangible assets	$21,578	$3,392	$44,243	$69,213

	March 31, 2016
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$7,368	$67,810	$125,728
Accumulated amortization	(19,618)	(2,895)	(11,540)	(34,053)
Net intangible assets	$30,932	$4,473	$56,270	$91,675
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of net income and comprehensive income was $10,435, $5,368, and $3,709 for the years ended March 31, 2017, 2016 and 2015, respectively. Amortization expense related to software technology recorded as cost of revenue was $12,027, $5,646, and $3,418 for the years ended March 31, 2017, 2016, and 2015, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2017:

	Estimated Remaining Amortization Expense:
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2018	7,264	11,851	19,115
2019	4,852	11,851	16,703
2020	3,855	11,851	15,706
2021	3,006	7,968	10,974
2022	1,868	180	2,048
2023 and beyond	4,125	542	4,667
Total	$24,970	$44,243	$69,213

8. Capitalized Software Costs
Our capitalized software costs are summarized as follows:

	March 31, 2017	March 31, 2016
Gross carrying amount	$104,948	$96,699
Accumulated amortization	(91,341)	(83,449)
Net capitalized software costs	$13,607	$13,250
Amortization expense related to capitalized software costs was $7,892, $9,891, and $12,817 for the years ended March 31, 2017, 2016, and 2015, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.
The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2017. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2018	$6,200
2019	5,200
2020	2,000
2021	207
Total	$13,607
During the year ended March 31, 2016, we recorded a non-cash impairment charge of $32,238 that is reflected within the impairment of assets caption in our consolidated statements of net income and comprehensive income. The impairment relates to the previously capitalized investment in the NextGen Now development project, which we deemed to have zero net realizable value. The impairment charge did not result in any cash expenditures. The impairment charge followed our assessment of the NextGen Now development project and the MediTouch platform that we obtained through our acquisition of HealthFusion. We had determined that the MediTouch platform offered the most efficient path to providing a high-quality, robust, cloud-based solution for ambulatory care and decided to cease further investment in NextGen Now and immediately discontinued all efforts to use or repurpose the NextGen Now platform.

9. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The Credit Agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2017.

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
As of March 31, 2017, we had $15,000 in outstanding loans and $235,000 of unused credit under the Credit Agreement. As of March 31, 2016, we had $105,000 in outstanding loans and $145,000 of unused credit under the Credit Agreement.The interest rates as of March 31, 2017 and 2016 was approximately 2.3% and 2.4%, respectively.
During the years ended March 31, 2017 and 2016 we recorded $1,899 and $969 of interest expense, respectively, and the weighted average interest rates were approximately 2.4% and 3.2%, respectively.
Debt issuance costs and other related fees paid to legal advisors and third parties in connection with securing the Credit Agreement totaled $5,382. The deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheet and are being amortized to interest expense over the term of the Credit Agreement. During the years ended March 31, 2017 and 2016 we recorded $1,076 and 258, respectively, in amortization of deferred debt issuance costs related to the Credit Agreement.

10. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2017	March 31, 2016
Accounts receivable, gross	$93,377	$104,467
Sales return reserve	(7,213)	(7,541)
Allowance for doubtful accounts	(2,757)	(2,902)
Accounts receivable, net	$83,407	$94,024

Inventory is comprised of finished goods of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2017	March 31, 2016
Prepaid expenses	$14,884	$11,804
Other current assets	3,085	3,106
Prepaid expenses and other current assets	$17,969	$14,910

Equipment and improvements are summarized as follows:

	March 31, 2017	March 31, 2016
Computer equipment	$22,014	$32,213
Internal-use software	13,053	10,201
Furniture and fixtures	10,472	9,799
Leasehold improvements	16,360	13,408
Equipment and improvements, gross	61,899	65,621
Accumulated depreciation and amortization	(34,473)	(39,831)
Equipment and improvements, net	$27,426	$25,790

The current portion of deferred revenues are summarized as follows:

	March 31, 2017	March 31, 2016
Professional services	$21,889	$23,128
Software license, hardware and other	12,680	14,913
Support and maintenance	9,691	11,902
Software related subscription services	8,123	7,992
Deferred revenue	$52,383	$57,935

Accrued compensation and related benefits are summarized as follows:

	March 31, 2017	March 31, 2016
Payroll, bonus and commission	$15,836	$9,683
Vacation	8,677	8,987
Accrued compensation and related benefits	$24,513	$18,670

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2017	March 31, 2016
Contingent consideration and other liabilities related to acquisitions	$18,817	$24,153
Care services liabilities	4,957	5,339
Customer credit balances and deposits	4,124	4,123
Accrued consulting and outside services	2,496	3,650
Accrued EDI expense	2,490	2,604
Accrued royalties	2,033	2,341
Accrued self insurance expense	1,697	1,862
Accrued outsourcing costs	1,588	1,604
Deferred rent	1,370	828
Lease obligations	1,057	—
Accrued legal expense	853	864
Employee benefit plan withholdings	739	213
Sales tax payable	448	655
Other accrued expenses	4,106	2,002
Other current liabilities	$46,775	$50,238

Deferred rent and lease obligations	$11,402	$6,577
Uncertain tax positions	4,762	3,955
Other liabilities	297	129
Other noncurrent liabilities	$16,461	$10,661

11. Income Taxes
The provision for income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2017	2016	2015
Current:
Federal taxes	$3,443	$(9,338)	$18,055
State taxes	1,556	(403)	1,887
Foreign taxes	498	374	262
Total current taxes	5,497	(9,367)	20,204
Deferred:
Federal taxes	$824	$10,474	$(9,804)
State taxes	(879)	(100)	(1,771)
Foreign taxes	(74)	(344)	(297)
Total deferred taxes	(129)	10,030	(11,872)
Provision for income taxes	$5,368	$663	$8,332

The provision for income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
Current:
Federal income tax statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Research and development tax credits	(12.5)	(23.4)	(4.4)
Qualified production activities income deduction	(3.2)	—	(5.4)
Foreign rate differential	(1.7)	(10.2)	(1.6)
Net operating loss carryback	—	9.1	—
Other non-recurring adjustments for state taxes	—	—	(1.8)
Meals and entertainment	0.8	3.7	0.8
Stock option deduction	0.8	3.7	0.6
State income taxes, net of federal benefit	1.4	(5.2)	2.0
Acquisition expenses	5.7	(3.6)	—
Other	(3.6)	1.4	(1.8)
Effective income tax rate	22.7%	10.5%	23.4%

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2017	March 31, 2016
Deferred tax assets:
Net operating losses	$11,811	$17,920
Deferred revenue	7,337	10,682
Accrued compensation and benefits	7,063	5,868
Deferred rent	5,446	2,760
Research and development credit	4,328	3,611
Compensatory stock option expense	4,028	2,664
Allowance for doubtful accounts	3,974	4,176
Deferred compensation	2,642	2,586
Foreign deferred taxes	1,173	1,098
State income taxes	329	445
Inventory valuation	232	68
Other	169	265
Total deferred tax assets	48,532	52,143
Deferred tax liabilities:
Intangible assets	$(18,038)	$(22,972)
Capitalized software costs	(7,494)	(9,644)
Accounts receivable	(5,538)	(5,096)
Accelerated depreciation	(2,348)	(2,434)
Prepaid expenses	(1,776)	(1,249)
Total deferred tax liabilities	(35,194)	(41,395)
Valuation allowance	(2,073)	(2,551)
Deferred tax assets, net	$11,265	$8,198
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.
As of March 31, 2017 and March 31, 2016, we had federal net operating loss (“NOL”) carryforwards of $31,032 and $45,202, respectively. The federal NOL carryforwards were inherited in connection with our acquisition of HealthFusion in January 2016 and Gennius in March 2015. The NOL carryforwards expire in various amounts starting on 2029 for both federal and state tax purposes. As of March 31, 2017, we had state NOL carryforwards of approximately $950, related to the HealthFusion acquisition state NOL tax attribute. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.
As of March 31, 2017 and March 31, 2016, the research and development tax credit carryforward available to offset future federal and state taxes was $4,328 and $3,611 respectively. The credits expire in various amounts starting in 2019.
We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and state NOL carryforwards for which we have recorded a valuation allowance.
We have not recorded any U.S. income tax or foreign withholding tax on the earnings of our India foreign subsidiary as these amounts are intended to be indefinitely reinvested. As of March 31, 2017, the cumulative amount of undistributed earnings of our foreign subsidiary was $7,555. Determination of the potential amount of unrecognized deferred U.S. income tax liability and foreign withholding tax is not practicable because of the complexities associated with its hypothetical calculation.

Uncertain tax positions
A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in our consolidated balance sheet, is as follows:

Balance as of March 31, 2015	$3,763
Additions for prior year tax positions	235
Reductions for prior year tax positions	(43)
Balance as of March 31, 2016	$3,955
Additions for prior year tax positions	920
Additions for current year tax positions	139
Reductions for prior year tax positions	(252)
Balance as of March 31, 2017	$4,762
During the year ended March 31, 2017, we recorded additional net liabilities of $668 mostly related to various state tax planning benefits recorded in the current year for prior year tax positions. The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $4,762.
Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of net income and comprehensive income. We had approximately $297 and $129 of accrued interest related to income tax matters as of March 31, 2017 and 2016, respectively. We recognized $170 and $57 of interest related to income tax matters in the consolidated statements of net income and comprehensive income in the years ended March 31, 2017 and 2016, respectively, and $309 in the year ended March 31, 2015. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.
We are no longer subject to U.S. federal income tax examinations for tax years before fiscal years ended 2014. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal years ended 2013. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.
12. Employee Benefit Plans
We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the IRS limit per year based on the IRC. The annual contribution is determined by a formula set by our Board of Directors and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board of Directors. Contributions of $2,735, $1,063 and $949 were made by the Company to the 401(k) plan for the years ended March 31, 2017, 2016, and 2015, respectively.
We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $6,629 and $6,357 at March 31, 2017 and 2016, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $8,115 and $7,155 at March 31, 2017 and 2016, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $65, $120 and $86 to the Deferral Plan for the years ended March 31, 2017, 2016, and 2015, respectively.

13. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2017, there were 885,665 outstanding options under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of March 31, 2017, there were 1,999,750 outstanding options, 902,948 outstanding shares of restricted stock awards, 118,999 outstanding shares of performance stock awards, and 7,876,341 shares available for future grant under the 2015 Plan.
The following table summarizes the stock option transactions during the years ended March 31, 2017, 2016, and 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, March 31, 2014	1,370,101	$27.85	5.8
Granted	469,650	15.97	7.2
Forfeited/Canceled	203,575	24.85	4.9
Outstanding, March 31, 2015	1,636,176	$24.82	5.5	$8
Granted	1,414,000	$15.51	7.6
Exercised	(800)	$15.99	6.2	$1
Forfeited/Canceled	(572,090)	$24.65	4.6
Expired	(30,000)	$22.81
Outstanding, March 31, 2016	2,447,286	$19.55	6.3	$574
Granted	1,146,500	11.30	7.2
Forfeited/Canceled	(708,371)	16.86	3.4
Outstanding, March 31, 2017	2,885,415	$15.41	6.2	$3,150
Vested and expected to vest, March 31, 2017	2,613,171	$16.87	6.1	$2,496
Exercisable, March 31, 2017	812,120	$22.16	4.7	$125

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2017	March 31, 2016	March 31, 2015
Expected term	6.0 - 6.6 years	3.8 - 3.9 years	4.8 years
Expected volatility	36.9% - 37.4%	38.3% - 41.1%	36.1% - 36.6%
Expected dividends	—%	0.0% - 5.3%	4.3% - 4.4%
Risk-free rate	1.2% - 2.1%	1.1% - 1.6%	1.6% - 1.7%

During the years ended March 31, 2017, 2016, and 2015, a total of 1,146,500, 1,414,000, and 469,650 options, respectively, to purchase shares of common stock were granted under the 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
January 31, 2017	90,000	$15.01	Four years	January 31, 2025
November 1, 2016	50,000	$12.71	Four years	November 1, 2024
July 11, 2016	150,000	$12.60	Four years	July 11, 2024
May 31, 2016	100,000	$12.71	Five years	May 31, 2024
May 25, 2016	216,500	$12.78	Four years	May 25, 2024
May 24, 2016	540,000	$12.93	Four years	May 24, 2024
Fiscal year 2017 grants	1,146,500

March 1, 2016	450,000	$15.60	Four years	March 1, 2024
February 1, 2016	200,000	$14.20	Four years	February 1, 2024
January 4, 2016	200,000	$16.85	(2)	January 4, 2024
August 17, 2015	150,000	$12.80	(3)	August 17, 2023
May 22, 2015	414,000	$16.64	Five years	May 22, 2023
Fiscal year 2016 grants	1,414,000

March 11, 2015	10,000	$15.84	Five years	March 11, 2023
September 2, 2014	20,000	$15.63	Five years	September 2, 2022
June 3, 2014	439,650	$15.99	Five years	June 3, 2022
Fiscal year 2015 grants	469,650
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
(2) 100,000 options fully vest on March 31, 2017 and the remaining 100,000 options vest on March 31, 2018.
(3) Option vests in five equal annual installments beginning on July 1, 2016.
The weighted-average grant date fair value of stock options granted during the years ended March 31, 2017, 2016, and 2015 was $5.00, $4.44, and $3.50 per share, respectively.

Non-vested stock option award activity during the years ended March 31, 2017, 2016, and 2015 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Non-vested, March 31, 2014	991,560	$7.73
Granted	469,650	3.50
Vested	(269,785)	8.24
Forfeited/Canceled	(123,135)	6.57
Non-vested, March 31, 2015	1,068,290	$5.81
Granted	1,414,000	4.44
Vested	(311,740)	5.44
Forfeited/Canceled	(310,800)	5.45
Non-vested, March 31, 2016	1,859,750	$4.67
Granted	1,146,500	5.00
Vested	(540,595)	3.87
Forfeited/Canceled	(392,360)	4.50
Non-vested, March 31, 2017	2,073,295	$5.09
As of March 31, 2017, $7,834 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the years ended March 31, 2017, 2016, and 2015 was $2,090, $1,697, and $2,224, respectively.
Restricted stock awards activity during the years ended March 31, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, March 31, 2014	64,571	$20.74
Granted	48,414	$15.77
Vested	(34,780)	$21.33
Outstanding, March 31, 2015	78,205	$17.94
Granted	165,634	$14.06
Vested	(51,092)	$20.14
Canceled	(1,500)	$17.95
Outstanding, March 31, 2016	191,247	$14.44
Granted	909,456	12.93
Vested	(92,543)	15.25
Canceled	(105,212)	13.00
Outstanding, March 31, 2017	902,948	$12.92
Share-based compensation expense related to restricted stock awards was $3,691, $940, and $877 for the years ended March 31, 2017, 2016, and 2015, respectively.
The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one and three years.
As of March 31, 2017, $8,810 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.
On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 118,999 share are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $78 for the for the fiscal year ended March 31, 2017.
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2017, we have issued 238,622 shares under the Purchase Plan and 3,761,378 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $359, $291, and $116 for the years ended March 31, 2017, 2016, and 2015, respectively.

14. Commitments, Guarantees and Contingencies
We lease facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2017, 2016, and 2015 was $8,610, $7,309 and $7,416, respectively.

The following table summarizes our significant contractual obligations at March 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2018	2019	2020	2021	2,022	2023 and beyond
Operating lease obligations	$60,109	$8,136	$8,350	$8,067	$8,037	$7,713	$19,806
Remaining lease obligations for vacated properties (1)	6,599	2,487	1,413	794	816	551	538
Line of credit obligations (Note 9)	15,000	—	—	—	15,000	—	—
Contingent consideration liabilities	18,817	18,817	—	—	—	—	—
Purchase commitments (2)	3,800	1,250	1,250	1,300			—
Total	$104,325	$30,690	$11,013	$10,161	$23,853	$8,264	$20,344
_______________________

(1) Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 16 for additional details. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.6 million due in future periods under non-cancelable subleases.
(2) Purchase commitments relates to payments due under certain non-cancelable agreements to purchase goods and services.

The deferred compensation liability as of March 31, 2017 was $6,629, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.
The uncertain tax position liability as of March 31, 2017 was $4,762, which is not included in the table above as the timing of expected payments is not readily determinable.
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
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the Court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the Court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the Court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint, which the Court denied on August 5, 2016. On August 5, 2016, the plaintiff filed a motion for judgment on the pleadings, seeking to again dismiss our cross-complaint, which the Court denied on September 2, 2016. Trial is set for June 1, 2017 on QSI's cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of ours. The complaint arises from the same allegations as the Hussein litigation and federal securities class action litigation described above and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action”. We believe that the plaintiff’s claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

15. Operating Segment Information
Effective July 1, 2016, we revised our reportable operating segments. As part of our ongoing reorganization efforts, we refined the measurement of our segment data to better reflect our current internal organizational structure whereby certain functions that formerly existed within each individual operating segment have changed. Our operating segments consist of the Software and Related Solutions segment and the RCM and Related Services segment, which is consistent with the disaggregated financial information used and evaluated by our chief operating decision maker (consisting of our Chief Executive Officer) to assess performance and make decisions about the allocation of resources. Revenue and gross profit are the key measures of segment profitability used by our chief operating decision maker to measure segment operating performance and to make key business decisions. The revenues and gross profit of each segment are derived from distinct product and services within each segment. The Software and Related Solutions segment aggregates the revenues and gross profit of our software-related products and services, including software license and hardware, software-related subscription services, support and maintenance, EDI and data services, and certain professional services, such as implementation, training, and consulting. The RCM and Related Services segment aggregates the revenues and gross profit of our RCM services and certain related ancillary service offerings.
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
Operating segment data for the fiscal years ended March 31, 2017, 2016 and 2015 is summarized in the table below. Prior period data has been retroactively reclassified to present all segment information on a comparable basis. The change in reportable segments has no impact to consolidated revenues and consolidated cost of revenue, nor does it affect our presentation of revenue and cost of revenue on the consolidated statements of net income and comprehensive income.

	Fiscal Year Ended March 31,
	2017	2016	2015
Revenue:
Software and Related Solutions	$423,593	$398,449	$395,259
RCM and Related Services	86,031	86,559	76,962
Hospital Solutions (1)	—	7,469	18,004
Consolidated revenue	$509,624	$492,477	$490,225

Gross profit:
Software and Related Solutions	$278,121	$252,136	$256,922
RCM and Related Services	28,274	27,694	21,514
Hospital Solutions (1)	—	2,568	4,876
Unallocated cost of revenue (2)	(19,905)	(15,536)	(16,251)
Consolidated gross profit	$286,490	$266,862	$267,061
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

16. Restructuring Plan
We continue to evaluate the organizational structure of our company with the objective of achieving greater synergies and further integration of our products and services, in support of our business strategies. In fiscal year 2016, we initiated a three-phase plan intended to better position our organization for future success. In the first phase, we redesigned the organization to more effectively support the execution of our strategy. This phase included implementing a series of actions with the objective of enabling a more efficient, integrated and client-centered delivery of the holistic solutions that we believe is required by our ambulatory care clients. During this phase, we transformed our management team with the appointment of a new Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Operating Officer, and Chief Strategy Officer. Under phase two of our reorganization, we have continued to build our infrastructure and enhance our healthcare information technology capabilities to drive future revenue growth. The third phase of the plan will consist of developing and marketing the services and solutions that we believe will accelerate revenue growth.
The overall plan also includes a multi-year initiative, called NextGen 2.0, to merge our business units into a more streamlined, functional-based organization structure and to realign our organizational structure by consolidating the sales, marketing, information services, and software development responsibilities into single, company-wide roles to achieve greater efficiency. As a result, our reportable segments have changed.
The first phase was completed in April 2016, when we announced a corporate restructuring plan, which was approved by our Board of Directors. For the fiscal year ended March 31, 2017, we recorded $7,078 of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits will be paid and the amount were reasonably estimable. Also included in restructuring costs was $1,661 of facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.
As of March 31, 2017, the remaining restructuring liability associated with payroll-related costs was $606, which we expect to settle in the first quarter of fiscal 2018, and the remaining lease obligation, net of estimated projected sublease rentals, was

$2,285. Refer to Note 14 for estimated timing of payments related to remaining lease obligations. The restructuring plan was substantially complete by the end of fiscal 2017.

17. Subsequent Events
On April 14, 2017, we completed our acquisition of Entrada pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017 (the "Agreement"). Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. Our acquisition of Entrada and its cloud-based, mobile application demonstrates our commitment to deliver systematic solutions that meet our clients' transforming work requirements to become increasingly nimble and mobile. Total cash consideration paid was $34,000, subject to certain adjustments in accordance with the terms of the Agreement. This acquisition was primarily funded by a draw down of the Credit Agreement. We are in the process of determining the purchase price allocation for this acquisition.

18. Selected Quarterly Operating Results (unaudited)
The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2017. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
(Unaudited)	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015
Revenues:
Software license and hardware	$16,581	$16,995	$17,182	$14,789	$18,497	$16,150	$19,687	$16,189
Software related subscription services	23,139	22,546	21,490	19,875	19,015	11,705	12,437	12,246
Total software, hardware and related	39,720	39,541	38,672	34,664	37,512	27,855	32,124	28,435
Support and maintenance	41,898	39,924	38,974	38,007	39,792	39,519	42,176	43,713
Revenue cycle management and related services	20,515	20,048	20,936	21,053	20,376	21,594	20,793	20,243
Electronic data interchange and data services	23,424	21,790	21,613	22,124	20,930	20,643	20,581	20,189
Professional services	6,828	6,565	6,971	6,357	9,302	7,421	9,695	9,584
Total revenues	132,385	127,868	127,166	122,205	127,912	117,032	125,369	122,164
Cost of revenue:
Software license and hardware	5,427	5,680	6,427	7,120	7,357	6,530	6,578	7,041
Software related subscription services	9,637	9,345	8,675	9,087	9,168	5,533	5,963	5,958
Total software, hardware and related	15,064	15,025	15,102	16,207	16,525	12,063	12,541	12,999
Support and maintenance	7,414	7,299	7,036	6,568	7,455	7,537	8,394	7,943
Revenue cycle management and related services	14,318	13,462	14,359	14,231	14,018	14,381	14,680	14,512
Electronic data interchange and data services	12,870	12,662	12,807	12,763	12,851	12,437	12,539	12,326
Professional services	6,304	5,904	6,693	7,046	8,406	7,367	8,444	8,197
Total cost of revenue	55,970	54,352	55,997	56,815	59,255	53,785	56,598	55,977
Gross profit	76,415	73,516	71,169	65,390	68,657	63,247	68,771	66,187
Operating expenses:
Selling, general and administrative (1)	42,710	37,542	42,790	40,581	40,272	39,395	37,396	39,171
Research and development costs, net	22,111	19,714	18,292	18,224	16,077	14,518	17,981	17,085
Amortization of acquired intangible assets	2,546	2,568	2,617	2,704	2,675	897	898	897
Impairment of assets (2)	—	—	—	—	32,238	—	—	—
Restructuring costs	2,393	231	701	3,753	—	—	—	—
Total operating expenses	69,760	60,055	64,400	65,262	91,262	54,810	56,275	57,153
Income (loss) from operations	6,655	13,461	6,769	128	(22,605)	8,437	12,496	9,034
Interest income	5	—	1	8	27	55	44	302
Interest expense	(711)	(629)	(803)	(1,013)	(1,295)	(6)	(3)	—
Other expense, net	(116)	(4)	(55)	(87)	(19)	(43)	(54)	(50)
Income (loss) before provision for (benefit of) income taxes	5,833	12,828	5,912	(964)	(23,892)	8,443	12,483	9,286
Provision for (benefit of) income taxes	1,418	2,342	1,925	(317)	(7,570)	1,141	4,168	2,924
Net income (loss)	$4,415	$10,486	$3,987	$(647)	$(16,322)	$7,302	$8,315	$6,362
Net income (loss) per share:
Basic (3)	0.07	0.17	0.06	(0.01)	(0.27)	0.12	0.14	0.11
Diluted (3)	0.07	0.17	0.06	(0.01)	(0.27)	0.12	0.14	0.10
Weighted-average shares outstanding:
Basic	62,345	62,093	61,658	61,179	60,899	60,867	60,461	60,312
Diluted	62,348	62,093	62,052	61,676	60,899	61,279	61,194	61,064
Dividends declared per common share	$—	$—	$—	$—	$—	$0.175	$0.175	$0.175
____________________
(1) Selling, general and administrative for the quarter ended 12/31/2015 includes the loss on the disposition of the former Hospital Solutions division (including direct incremental costs, severance, and other employee-related costs incurred in connection with the disposition). Refer to Note 5 for additional details.
(2) Impairment of assets for the quarter ended 3/31/2016 relates to the impairment of our previously capitalized software costs of the NextGen Now development project. Refer to Note 8 for additional details.
(3) Quarterly net income (loss) per share may not sum to annual net income (loss) per share due to rounding.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2017	$7,541	$11,330	$(11,658)	$7,213
March 31, 2016	$8,835	$6,737	$(8,031)	$7,541
March 31, 2015	$10,530	$8,038	$(9,733)	$8,835

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2017	$2,902	$5,082	$(5,227)	$2,757
March 31, 2016	$3,303	$3,573	$(3,974)	$2,902
March 31, 2015	$6,295	$855	$(3,847)	$3,303

	Valuation Allowance on Deferred Tax Assets
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition-related Additions	Deductions	Balance at End of Year
March 31, 2017	$2,551	$—	$(267)	$(211)	$2,073
March 31, 2016	$1,840	$112	$599	$—	$2,551
March 31, 2015	$2,288	$—	$—	$(448)	$1,840

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation
____________________

*
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.