Form 10-Q
period 2017-06-30
QUALITY SYSTEMS, INC
filed 2017-08-01
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of outstanding shares of the Registrant’s common stock as of July 28, 2017 was 63,367,937 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,337	$37,673
Restricted cash and cash equivalents	5,915	4,916
Accounts receivable, net	81,605	83,407
Inventory	100	158
Income taxes receivable	2,303	2,679
Prepaid expenses and other current assets	18,283	17,969
Total current assets	131,543	146,802
Equipment and improvements, net	27,832	27,426
Capitalized software costs, net	17,948	13,607
Deferred income taxes, net	12,266	11,265
Intangibles, net	79,165	69,213
Goodwill	202,272	185,898
Other assets	18,883	19,010
Total assets	$489,909	$473,221

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,007	$4,618
Deferred revenue	51,471	52,383
Accrued compensation and related benefits	14,388	24,513
Income taxes payable	2,265	405
Other current liabilities	32,618	46,775
Total current liabilities	105,749	128,694
Deferred revenue, net of current	1,438	1,394
Deferred compensation	6,386	6,629
Line of credit	45,000	15,000
Other noncurrent liabilities	17,148	16,461
Total liabilities	175,721	168,178
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 63,370 and 62,455 shares at June 30, 2017 and March 31, 2017, respectively	634	625
Additional paid-in capital	233,742	228,549
Accumulated other comprehensive loss	(372)	(358)
Retained earnings (1)	80,184	76,227
Total shareholders' equity	314,188	305,043
Total liabilities and shareholders' equity	$489,909	$473,221
___________________________________
(1) Includes cumulative-effect adjustment related to the adoption of ASU 2016-09, as defined in Note 1. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenues:
Software license and hardware	$12,800	$14,789
Software related subscription services	23,906	19,875
Total software, hardware and related	36,706	34,664
Support and maintenance	41,116	38,007
Revenue cycle management and related services	21,403	21,053
Electronic data interchange and data services	23,312	22,124
Professional services	8,385	6,357
Total revenues	130,922	122,205
Cost of revenue:
Software license and hardware	5,373	7,120
Software related subscription services	10,430	9,087
Total software, hardware and related	15,803	16,207
Support and maintenance	7,623	6,568
Revenue cycle management and related services	15,361	14,231
Electronic data interchange and data services	13,158	12,763
Professional services	7,224	7,046
Total cost of revenue	59,169	56,815
Gross profit	71,753	65,390
Operating expenses:
Selling, general and administrative	42,977	40,581
Research and development costs, net	19,989	18,224
Amortization of acquired intangible assets	2,047	2,704
Restructuring costs	—	3,753
Total operating expenses	65,013	65,262
Income from operations	6,740	128
Interest income	9	8
Interest expense	(677)	(1,013)
Other expense, net	(22)	(87)
Income (loss) before provision for (benefit of) income taxes	6,050	(964)
Provision for (benefit of) income taxes	2,154	(317)
Net income (loss)	$3,896	$(647)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(14)	(122)
Unrealized gain on marketable securities, net of tax	—	10
Comprehensive income (loss)	$3,882	$(759)
Net income (loss) per share:
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)
Weighted-average shares outstanding:
Basic	62,636	61,179
Diluted	62,643	61,179
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,896	$(647)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,774	2,554
Amortization of capitalized software costs	1,271	2,371
Amortization of other intangibles	5,448	5,732
Amortization of debt issuance costs	269	269
Loss on disposal of equipment and improvements	16	40
Provision for bad debts	2,091	762
Provision for inventory obsolescence	20	130
Share-based compensation	2,041	1,259
Deferred income taxes	—	40
Excess tax deficiency from share-based compensation	420	—
Change in fair value of contingent consideration	—	2,574
Restructuring costs	—	1,308
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	1,546	11,467
Inventory	38	(5)
Accounts payable	(841)	(7,029)
Deferred revenue	(1,102)	(3,433)
Accrued compensation and related benefits	(10,245)	(5,721)
Income taxes	2,157	(423)
Deferred compensation	(243)	260
Other assets and liabilities	3,238	1,425
Net cash provided by operating activities	12,794	12,933
Cash flows from investing activities:
Additions to capitalized software costs	(5,248)	(2,948)
Additions to equipment and improvements	(2,471)	(3,462)
Proceeds from sales and maturities of marketable securities	—	9,291
Payments for acquisitions, net of cash acquired	(33,856)	—
Net cash provided by (used in) investing activities	(41,575)	2,881
Cash flows from financing activities:
Proceeds from line of credit	30,000	—
Principal repayments on line of credit	—	(17,000)
Proceeds from issuance of shares under employee plans	3,970	359
Payment of contingent consideration related to acquisitions	(18,817)	—
Cancellation of shares related to tax withholdings for vesting of equity awards	(708)	—
Net cash provided by (used in) financing activities	14,445	(16,641)
Net decrease in cash and cash equivalents	(14,336)	(827)
Cash and cash equivalents at beginning of period	37,673	27,176
Cash and cash equivalents at end of period	$23,337	$26,349

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$157	$146
Cash refunds from income taxes	579	81
Cash paid for interest	411	736
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$980	$3,094
Unpaid additions to equipment and improvements	591	25

On April 14, 2017, we acquired Entrada, Inc. in a transaction summarized as follows:
Fair value of net assets acquired	$35,293	$—
Cash paid, net of cash acquired	(33,856)	—
Liabilities assumed	$1,437	$—

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
Business Segments. We have determined that the Company operates in one segment as of June 30, 2017. We have made such determination by first identifying our Chief Executive Officer as our chief operating decision maker ("CODM") and considering the measures used by our CODM to allocate resources. Our CODM utilizes consolidated revenue and consolidated operating results to assess performance and make decisions about allocation of resources.
Previously, through the end of fiscal year 2017, we operated under two reportable segments, consisting of the Software and Related Solutions segment and the RCM and Related Services segment, which was consistent with the disaggregated financial information used and evaluated by our CODM to assess performance and make decisions about the allocation of resources. However, as part of our reorganization efforts that were substantially complete as of the end of fiscal year 2017, our internal organizational structure whereby certain functions that formerly existed within each individual operating segment has continued to evolve. Our former Chief Operating Officer was previously responsible for leading the operations of our former RCM and Related Services business while our former Chief Client Officer led our client success organization, consisting of the Software and Related Solutions business and other functions, such as sales and marketing. Upon the resignation of our former Chief Operating Officer in April 2017 and concurrent appointment of our former Chief Client Officer as Chief Operating Officer, our entire portfolio of software and services were aligned under our new Chief Operating Officer in an effort to provide our clients with an even more simplified experience and more effectively deliver a consolidated financial solution to our clients, rather than components of a solution. As a result of such changes in our internal organization structure, the CODM now operates the Company as a single functional organization. The CODM measures company-wide performance by reviewing consolidated revenue and operating results and evaluates the impact of allocating resources to overall profit and margins on a consolidated basis.
Basis of Presentation. The accompanying unaudited consolidated financial statements as of June 30, 2017 and for the three months ended June 30, 2017 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Significant Accounting Policies. There have been no material changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Costs and expenses:
Cost of revenue	$137	$149
Research and development costs, net	361	83
Selling, general and administrative	1,543	1,027
Total share-based compensation	2,041	1,259
Income tax benefit	(716)	(412)
Decrease in net income	$1,325	$847

Recent Accounting Standards. Recent accounting pronouncements requiring implementation in future periods are discussed below or in the notes, where applicable.
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required. ASU 2017-09 is effective for us in the first quarter of fiscal 2019, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step two of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019, and early adoption is permitted on goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is effective for us in the fourth quarter of fiscal 2020, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies the accounting for and reporting on share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The amendments in this update are to be applied differently upon adoption with certain amendments being applied prospectively, retrospectively and under a modified retrospective transition method. We adopted ASU 2016-09 in the first quarter of fiscal 2018. As permitted by ASU 2016-09, we have made an accounting policy election to account for forfeitures as they occur, which was adopted on a modified retrospective basis and resulted in a cumulative-effect adjustment of $0.1 million to retained earnings and additional paid-in capital as of April 1, 2017. ASU 2016-09 also eliminates additional paid-in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, which was adopted on a prospective basis. The requirements to recognize previously unrecognized excess tax benefits on a modified retrospective basis did not have an impact on our consolidated financial statements. Upon adoption of ASU 2016-09, excess tax benefits and tax deficiencies are recognized in the income statement, and the tax effects of exercised or vested awards are treated as discrete items in the period they occur. The provisions of ASU 2016-09 could have an impact to our future income tax expense, including increased volatility in our effective tax rate on a quarter by quarter basis due to a number of factors, including fluctuations in the stock price and the timing of stock option exercises and vesting of restricted share awards. Additionally, ASU 2016-09 addresses presentation of excess tax benefits and deficiencies and employee taxes paid related to shares withheld for tax withholdings purposes on the statement of cash flows, including a requirement to present excess tax benefits and deficiencies as an operating activity in the same manner as other cash flows related to income taxes on the statement of cash flows, which will be adopted on a prospective basis, and presentation of employee taxes paid related to shares withheld for tax withholdings purposes as a financing activity, which is consistent with our current presentation and thus did not impact our consolidated financial statements.
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
We have performed an initial assessment of the potential impacts to our business processes, systems, and internal controls that could result from the implementation of the new revenue standard. Based on our initial assessment, we currently believe that the impact on our consolidated financial statements could be material. We expect that revenue related to hardware, EDI, maintenance, and certain subscriptions would remain substantially unchanged, and we are the process of evaluating the impact of the new revenue standard on our other revenue streams. A significant amount of work remains as we continue to evaluate all potential impacts of the new revenue standard, and develop and implement the necessary changes to our current accounting systems, processes, and internal controls. Accordingly, our preliminary assessments are subject to change. We expect that the new revenue standard will result in additional complexity to our revenue recognition, including an increased amount of significant judgments and estimates as compared to our current revenue recognition. We currently expect to implement the new revenue standard when it becomes effective for us in the first quarter of fiscal 2019 utilizing the modified retrospective transition method. Under this transition method, prior period amounts will not be adjusted and the cumulative effect from prior periods of applying the new revenue standard will be recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2017 and March 31, 2017:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	June 30, 2017
ASSETS
Cash and cash equivalents (1)	$23,337	$23,337	$—	$—
Restricted cash and cash equivalents	5,915	5,915	—	—
	$29,252	$29,252	$—	$—

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2017
ASSETS
Cash and cash equivalents (1)	$37,673	$37,673	$—	$—
Restricted cash and cash equivalents	4,916	4,916	—	—
	$42,589	$42,589	$—	$—
LIABILITIES
Contingent consideration related to acquisitions (2)	$18,817	$—	$18,817	$—
	$18,817	$—	$18,817	$—
___________________________________
(1) Cash equivalents consist primarily of money market funds.
(2) The contingent consideration liability as of March 31, 2017 relates to the acquisition of HealthFusion, which was settled during the quarter ended June 30, 2017. The measurement period of the contingent consideration liability ended on December 31, 2016, and thus the actual revenue achievement rate was utilized to compute the ending contingent consideration liability as of March 31, 2017. Accordingly, the contingent consideration liability was reflected under a Level 2 valuation hierarchy because the fair value was determined based on other significant observable inputs.
We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2017, no adjustments were recorded.

3. Business Combinations
Entrada Acquisition
On April 14, 2017, we completed our acquisition of Entrada, Inc. ("Entrada") pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017 (the "Agreement"). Based in Nashville, TN, Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. The acquisition of Entrada and its cloud-based, mobile application is part of our commitment to deliver systematic solutions that meet its clients' transforming work requirements to become increasingly nimble and mobile.
The preliminary purchase price totaled $33,958, which included preliminary working capital and other customary adjustments. The acquisition was primarily funded by a draw against our revolving credit agreement (see Note 7).
We accounted for the Entrada acquisition as a purchase business combination using the acquisition method of accounting. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and/or working capital, becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The preliminary estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.
In connection with the Entrada acquisition, we recorded $15,400 of intangible assets related to customer relationships, trade names and software technology. We are amortizing the Entrada customer relationships over 10 years and trade names and software technology over 5 years. The weighted average amortization period for the total amount of intangible assets acquired is 6.1 years.

The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of Entrada is not deductible for tax purposes.
The total preliminary purchase price for the Entrada acquisition is summarized as follows:

Initial purchase price	$34,000
Preliminary working capital and other adjustments	(42)
Total preliminary purchase price	$33,958

April 14, 2017
Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$102
Accounts receivable, net	1,835
Prepaid expense and other current assets	145
Equipment and improvements, net	134
Capitalized software costs, net	364
Deferred income taxes, net	1,041
Accounts payable	(639)
Accrued compensation and related benefits	(120)
Deferred revenues	(234)
Other liabilities	(444)
Total preliminary net tangible assets acquired and liabilities assumed	2,184
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	16,374
Software technology	10,500
Customer relationships	3,300
Trade name	1,600
Total preliminary identifiable intangible assets acquired	31,774
Total preliminary purchase price	$33,958
The pro forma effects of the Entrada acquisition would not have been material to the Company's results of operations and are therefore not presented.
4. Goodwill
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  Based on our assessment, we have determined that there was no impairment to goodwill as of June 30, 2017. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.
As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment includes consideration of factors such as margin of fair values of the reporting units as of the most recent quantitative impairment assessment compared to the relative carrying value of net assets for each reporting unit and the potential adverse changes in fair value since the most recent quantitative impairment assessment by considering changes in macroeconomic variables, changes in the industry in which we operate, and relevant company- and reporting unit-specific factors. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values. If the carrying amount of the reporting unit exceeds the reporting unit's fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of June 30, 2017, our qualitative assessment indicated that it was more likely than not that the fair value of all reporting units with goodwill exceeded its respective net carrying values and, therefore, additional impairment testing was not deemed necessary.
We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill was $202,272 and $185,898 as of June 30, 2017 and March 31, 2017, respectively.

5. Intangible Assets
Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2017
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$53,850	$7,080	$78,310	$139,240
Accumulated amortization	(30,685)	(2,422)	(26,968)	(60,075)
Net intangible assets	$23,165	$4,658	$51,342	$79,165

	March 31, 2017
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$5,480	$67,810	$123,840
Accumulated amortization	(28,972)	(2,088)	(23,567)	(54,627)
Net intangible assets	$21,578	$3,392	$44,243	$69,213
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $2,047 and $2,704 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense related to software technology recorded as cost of revenue was $3,401 and $3,027 for the three months ended June 30, 2017 and 2016, respectively.
The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of June 30, 2017:

	Amortization Expense Recorded As:
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2018 (remaining nine months)	5,839	10,464	16,303
2019	5,502	13,951	19,453
2020	4,505	13,951	18,456
2021	3,656	10,068	13,724
2022	2,518	2,280	4,798
2023 and beyond	5,803	628	6,431
Total	$27,823	$51,342	$79,165

6. Capitalized Software Costs
Our capitalized software costs are summarized as follows:

	June 30, 2017	March 31, 2017
Gross carrying amount	$110,560	$104,948
Accumulated amortization	(92,612)	(91,341)
Net capitalized software costs	$17,948	$13,607
Amortization expense related to capitalized software costs was $1,271 and $2,371 for the three months ended June 30, 2017 and 2016, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2017. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2018 (remaining nine months)	$5,800
2019	7,200
2020	3,300
2021	1,648
Total	$17,948

7. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The Credit Agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all covenants under the Credit Agreement as of June 30, 2017.
As of June 30, 2017, we had $45,000 in outstanding loans and $205,000 of unused credit under the Credit Agreement. As of March 31, 2017, we had $15,000 in outstanding loans under the Credit Agreement.
Interest expense related to the Credit Agreement was $407 and $740 for the three months ended June 30, 2017 and 2016, respectively. Amortization of deferred debt issuance costs was $269 for both the three months ended June 30, 2017 and 2016.

8. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	June 30, 2017	March 31, 2017
Accounts receivable, gross	$90,366	$93,377
Sales return reserve	(6,694)	(7,213)
Allowance for doubtful accounts	(2,067)	(2,757)
Accounts receivable, net	$81,605	$83,407

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2017	March 31, 2017
Prepaid expenses	$15,694	$14,884
Other current assets	2,589	3,085
Prepaid expenses and other current assets	$18,283	$17,969

Equipment and improvements are summarized as follows:

	June 30, 2017	March 31, 2017
Computer equipment	$22,848	$22,014
Internal-use software	12,168	13,053
Furniture and fixtures	11,762	10,472
Leasehold improvements	17,078	16,360
Equipment and improvements, gross	63,856	61,899
Accumulated depreciation and amortization	(36,024)	(34,473)
Equipment and improvements, net	$27,832	$27,426

The current portion of deferred revenues are summarized as follows:

	June 30, 2017	March 31, 2017
Professional services	$22,257	$21,889
Software license, hardware and other	12,391	12,680
Support and maintenance	8,499	9,691
Software related subscription services	8,324	8,123
Deferred revenue	$51,471	$52,383

Accrued compensation and related benefits are summarized as follows:

	June 30, 2017	March 31, 2017
Payroll, bonus and commission	$5,297	$15,836
Vacation	9,091	8,677
Accrued compensation and related benefits	$14,388	$24,513

Other current and noncurrent liabilities are summarized as follows:

	June 30, 2017	March 31, 2017
Care services liabilities	$5,915	$4,957
Customer credit balances and deposits	4,477	4,124
Accrued consulting and outside services	2,560	2,496
Deferred rent and lease obligations	2,417	2,427
Accrued EDI expense	2,276	2,490
Accrued royalties	2,021	2,033
Accrued self insurance expense	1,996	1,697
Accrued outsourcing costs	1,787	1,588
Accrued hosting costs	1,772	401
Accrued conferences and advertising costs	1,136	234
Accrued legal expense	1,056	853
Employee benefit plan withholdings	761	739
Sales tax payable	597	448
Contingent consideration and other liabilities related to acquisitions	—	18,817
Other accrued expenses	3,847	3,471
Other current liabilities	$32,618	$46,775

Deferred rent and lease obligations	$11,749	$11,402
Uncertain tax positions	5,103	4,762
Other liabilities	296	297
Other noncurrent liabilities	$17,148	$16,461

9. Income Taxes
The provision for income taxes for the three months ended June 30, 2017 was $2,154 and the benefit of income taxes for the three months ended June 30, 2016 was $317. The effective tax rates were 35.6% and 32.9% for the three months ended June 30, 2017 and 2016, respectively. The effective rate for the three months ended June 30, 2017 increased compared to the prior year period primarily due to the impact of share-based compensation shortfall expense in current period, offset by a favorable benefit in current period of state taxes and exclusion of certain non-deductible acquisition-related costs. Additionally, we adopted ASU 2016-09 (see Note 1), which requires excess tax expense and benefits to be recorded in the income statement. (income tax expense and/or benefit). Prior to adoption of ASU 2016-09, such amounts were recorded to additional paid-in capital and did not impact the effective tax rate.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits, state net operating loss carryforwards, and foreign accumulated minimum tax credits, for which we have recorded a valuation allowance.
Uncertain tax positions
We had liabilities of $5,103 and $4,762 for unrecognized tax benefits related to various federal, state and local income tax matters as of June 30, 2017 and March 31, 2017, respectively. If recognized, this amount would reduce our effective tax rate.
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

10. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2017	2016
Earnings per share — Basic:
Net income (loss)	$3,896	$(647)
Weighted-average shares outstanding — Basic	62,636	61,179
Net income (loss) per common share — Basic	$0.06	$(0.01)

Earnings per share — Diluted:
Net income (loss)	$3,896	$(647)
Weighted-average shares outstanding	62,636	61,179
Effect of potentially dilutive securities	7	—
Weighted-average shares outstanding — Diluted	62,643	61,179
Net income (loss) per common share — Diluted	$0.06	$(0.01)

The computation of diluted net income per share does not include 2,568 and 2,767 options to acquire shares of common stock for the three months ended June 30, 2017 and 2016, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

11. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2017, there were 759,185 outstanding options under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. The 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2015 Plan, awards under the 2015 Plan will fully vest under certain circumstances. As of June 30, 2017, there were 1,964,375 outstanding options, 1,497,033 outstanding shares of restricted stock awards, 114,916 outstanding shares of performance stock awards, and 6,026,095 shares available for future grant under the 2015 Plan.

The following table summarizes the stock option transactions during the three months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2017	2,885,415	$15.41	6.2	$3,150
Granted	309,000	16.02	7.9
Exercised	(214,105)	16.63	6.5	$116
Forfeited/Canceled	(256,750)	16.21	5.7
Outstanding, June 30, 2017	2,723,560	$16.62	6.1	$7,652
Vested and expected to vest, June 30, 2017	2,438,142	$16.87	6.0	$5,459
Exercisable, June 30, 2017	889,205	$20.99	4.6	$1,185

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30,
	2017	2016

Expected term	5.6 - 5.7 years	6.0 years
Expected volatility	37.6% - 37.7%	37.4%
Expected dividends	—%	—%
Risk-free rate	1.9%	1.5%
The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2017 and 2016 was $6.12 and $4.92 per share, respectively.
During the three months ended June 30, 2017, a total of 309,000 options to purchase shares of common stock were granted under the 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
June 13, 2017	249,000	$16.37	Four years	June 13, 2025
May 24, 2017	60,000	$14.57	Four years	May 24, 2025
Total	309,000
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Non-vested stock option award activity during the three months ended June 30, 2017 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2017	2,073,295	$5.09
Granted	309,000	6.12
Vested	(353,690)	5.02
Forfeited/Canceled	(194,250)	4.63
Outstanding, June 30, 2017	1,834,355	$4.92
As of June 30, 2017, $8,184 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2017 and 2016 was $1,776 and $1,353, respectively.

Restricted stock awards activity during the three months ended June 30, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2017	902,948	$12.92
Granted	757,631	15.43
Vested	(129,197)	12.78
Canceled	(34,349)	12.86
Outstanding, June 30, 2017	1,497,033	$14.29
Share-based compensation expense related to restricted stock awards was $1,539 and $545 for the three months ended June 30, 2017 and 2016, respectively.
The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally two to three years.
As of June 30, 2017, $18,519 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.
On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 114,916 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $73 for the three months ended June 30, 2017.
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of June 30, 2017, we have issued 238,622 shares under the Purchase Plan and 3,761,378 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $97 and $126 for the three months ended June 30, 2017 and 2016, respectively.

12. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at June 30, 2017. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the Court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the Court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the Court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint, which the Court denied on August 5, 2016. On August 5, 2016, the plaintiff filed a motion for judgment on the pleadings, seeking to again dismiss our cross-complaint, which the Court denied on September 2, 2016. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. We believe the Court’s decision on our cross-complaint was erroneous and we are evaluating a potential appeal. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Oral argument was held on December 5, 2016. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously, including by evaluating potential challenges to the Ninth Circuit decision. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action,” and will meet and confer to discuss process going forward. We believe that the plaintiff’s claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Other Regulatory Matters
In April 2017, we received a request for documents and information from the U.S. Attorney's Office for the District of Vermont pursuant to a Civil Investigative Demand (“CID”). The CID relates to an investigation concerning the certification we obtained for our software under the U.S. Department of Health and Human Services' Electronic Health Record Incentive Program. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner. We are currently responding to this CID and intend to cooperate fully with the government. Requests and investigations of this nature may lead to the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to the CID require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

14. Restructuring Plan
In fiscal year 2016, as part of our reorganization efforts, we recorded $7,078 of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring plan was substantially complete by the end of fiscal 2017. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits would be paid and the amounts were reasonably estimable. Also included in restructuring costs were certain facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. As of June 30, 2017, the remaining lease obligation, net of estimated projected sublease rentals, was $1,932.

15. Subsequent Events

On July 31, 2017, we entered into an Agreement and Plan of Merger (the “Agreement”) to acquire EagleDream Health Inc. (“EagleDream Health”), a cloud-based analytics company that drives meaningful insight across clinical, financial and administrative data to optimize practice performance.  Based in Rochester, NY, EagleDream Health empowers organizations with intuitive analytics and actionable intelligence to achieve successful population health management. Our acquisition of EagleDream Health will enable us to enhance the care experience and increase patient engagement for ambulatory clinics and health systems while reducing the per capita cost of healthcare and improving the work-life balance for clinicians and staff.  The transaction is expected to close promptly upon the satisfaction of customary closing conditions and will be settled in all cash with a value of approximately $26,000.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act, the Patient Protection and Affordable Care Act, and the Medicare Access and CHIP Reauthorization Act of 2015, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.
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
We have determined that the Company operates in one segment as of June 30, 2017. Refer to Note 1, "Summary of Significant Accounting Policies" of our notes to consolidated financial statements included elsewhere in this Report for additional information.
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
We describe our significant accounting policies in Note 2, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report. There have been no material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2017.

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three months ended June 30, 2017 and 2016 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2017	2016
Revenues:
Software license and hardware	9.8%	12.1%
Software related subscription services	18.3	16.3
Total software, hardware and related	28.0	28.4
Support and maintenance	31.4	31.1
Revenue cycle management and related services	16.3	17.2
Electronic data interchange and data services	17.8	18.1
Professional services	6.4	5.2
Total revenues	100.0	100.0
Cost of revenue:
Software license and hardware	4.1	5.8
Software related subscription services	8.0	7.4
Total software, hardware and related	12.1	13.3
Support and maintenance	5.8	5.4
Revenue cycle management and related services	11.7	11.6
Electronic data interchange and data services	10.1	10.4
Professional services	5.5	5.8
Total cost of revenue	45.2	46.5
Gross profit	54.8	53.5
Operating expenses:
Selling, general and administrative	32.8	33.2
Research and development costs, net	15.3	14.9
Amortization of acquired intangible assets	1.6	2.2
Restructuring costs	—	3.1
Total operating expenses	49.7	53.4
Income from operations	5.1	0.1
Interest expense	(0.5)	(0.8)
Other expense, net	—	(0.1)
Income (loss) before provision for (benefit of) income taxes	4.6	(0.8)
Provision for (benefit of) income taxes	1.6	(0.3)
Net income (loss)	3.0%	(0.5)%

Revenues
The following table presents our consolidated revenues for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Revenues:
Software license and hardware	$12,800	$14,789
Software related subscription services	23,906	19,875
Total software, hardware and related	36,706	34,664

Support and maintenance	41,116	38,007
Revenue cycle management and related services	21,403	21,053
Electronic data interchange and data services	23,312	22,124
Professional services	8,385	6,357
Total revenues	$130,922	$122,205
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
Consolidated revenue for the three months ended June 30, 2017 increased $8.7 million compared to the prior year due to increases across each of our revenue streams, except software license and hardware. Software related subscription services increased $4.0 million, which was driven by higher subscription sales associated with the MediTouch® cloud-based system acquired from HealthFusion and growth in subscriptions related to our interoperability, patient portal, and QSIDental Web product offerings as we continue to expand our client base. The $3.1 million increase in support and maintenance is primarily due to lower sales credits in the current year and annual increases to support and maintenance fees that are generally tied to changes in the Consumer Price Index (CPI). The $2.0 million increase in professional services is mostly associated with the acquisition of Entrada in April 2017, offset by lower sales of professional services due to lower client demand for our core software products and related implementation, training, and consulting services. EDI revenue increased $1.2 million, which was primarily related to EDI services sold with our MediTouch® cloud-based solutions. The $2.0 million decline in software license and hardware reflects the increasingly saturated end-market for electronic health records software.
Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 83.8% and 82.7% of total revenue for the three months ended June 30, 2017 and 2016, respectively.
Our goals include further enhancement of our existing products, including expansion of our software and service offerings that support pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and further development and enhancements of our portfolio of specialty focused templates within our electronic health records software.
We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities. Our acquisitions of Entrada and HealthFusion has allowed us to expand our client base and cloud-based solution capabilities in the ambulatory market and meet the needs of practices of increasing size and complexity. Our acquisitions of Mirth and Gennius improve our competitiveness in the markets and provides us with new client opportunities and expanded markets that support our strategy to focus on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. When combined, we can offer our clients a full suite of cloud-based solutions that better enable our clients to focus on care delivery. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care. We also believe that a significant opportunity exists to continue cross selling RCM services to our existing clients as the portion of existing clients who are using RCM services is approximately 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage our existing sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities.

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
Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Total cost of revenue	$59,169	$56,815
Gross profit	71,753	65,390
Gross margin %	54.8%	53.5%
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
Share-based compensation expense included in cost of revenue was $0.1 million for the three months ended June 30, 2017 and 2016, and is included in the amounts in the table above.
Gross profit for the three months ended June 30, 2017 increased $6.4 million compared to the prior year period due primarily to $8.7 million higher revenues as discussed above, offset by a $2.4 million increase in cost of revenue. The increase in cost of revenue is due to higher costs associated with the acquisition of Entrada in April 2017, higher amortization of the software technology intangible asset acquired from Entrada, and higher personnel costs associated with delivering support and maintenance and RCM services, partially offset by lower amortization of previously capitalized software development cost. The gross margin percentage increased to 54.8% for the three months ended June 30, 2017 compared to 53.5% in the prior year period due mostly to growth in our higher-margin software related subscription services.
Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Selling, general and administrative	$42,977	$40,581
Selling, general and administrative, as a percentage of revenue	32.8%	33.2%
Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal, consulting, and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.
Share-based compensation expense included in selling, general and administrative expenses was $1.5 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and is included in the amounts in the table above.
Selling, general and administrative expenses increased $2.4 million for the three months ended June 30, 2017 compared to the prior year due to higher incremental costs associated with Entrada acquired in April 2017, an increase in bad debt expense associated with our continued efforts to resolve aged customer receivable balances, and higher consulting costs associated with our assessment and implementation of the new revenue standard (ASC 606, Revenue From Contracts With Customers), including implementation of a new accounting system module.

Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Gross expenditures	$25,237	$21,172
Capitalized software costs	(5,248)	(2,948)
Research and development costs, net	$19,989	$18,224

Research and development costs, as a percentage of revenue	15.3%	14.9%
Capitalized software costs as a percentage of gross expenditures	20.8%	13.9%
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
Share-based compensation expense included in research and development costs was $0.4 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and is included in the amounts in the table above.
Net research and development costs for the three months ended June 30, 2017 increased $1.8 million compared to the prior year, which as due to a $4.1 million increase in our gross expenditures, offset by $2.3 million higher capitalization of software costs. The increase in both gross expenditures and capitalization of software costs are related to the development of the next major versions of our core software products and enhancements to our existing products. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.
Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Amortization of acquired intangible assets	$2,047	$2,704
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
Amortization of acquired intangible assets for the three months ended June 30, 2017 declined compared to the three months ended June 30, 2016 is due to certain acquired intangible assets being fully amortized during the year, partially offset by the incremental amortization associate with intangible assets acquired from Entrada.
Restructuring Costs
During the three months ended June 30, 2016, we recorded $3.8 million of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016, and such costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. The restructuring plan was substantially complete by the end of fiscal 2017, and thus we did not incur additional restructuring costs during the three months ended June 30, 2017.
Interest and Other Income and Expense
The following table presents our interest expense for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Interest income	$9	$8
Interest expense	(677)	(1,013)
Other expense, net	(22)	(87)
Interest expense relates to our revolving credit agreement that was entered into in January 2016 and the related amortization of deferred debt issuance costs. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
Interest expense for the three months ended June 30, 2017 decreased $0.3 million compared to the prior year. The decrease in interest expense is primarily associated with lower average outstanding balances under our revolving credit agreement in the current year compared to prior year. As of June 30, 2017, we had $45.0 million in outstanding loans under the revolving credit agreement.
All other fluctuations in interest and other income and expense are not deemed significant.
Provision for (Benefit of) Income Taxes
The following table presents our provision for (benefit of) income taxes for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Provision for (benefit of) income taxes	$2,154	$(317)
Effective tax rate	35.6%	32.9%
The effective rate for the Three months ended June 30, 2017 increased compared to the prior year period primarily due to the impact of share-based compensation shortfall expense in current period, offset by a favorable benefit in current period of state taxes and exclusion of certain non-deductible acquisition-related costs.
Net Income (Loss)
The following table presents our net income (loss) (in thousands) and net income (loss) per share and for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$3,896	$(647)
Net income (loss) per share:
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)
As a result of the foregoing changes in revenue and expense, net income for the three months ended June 30, 2017 increased $4.5 million compared to the prior year period.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Cash and cash equivalents	$23,337	$26,349
Unused portion of revolving credit agreement (1)	205,000	162,000
Total liquidity	$228,337	$188,349

Net income (loss)	$3,896	$(647)
Net cash provided by operating activities	$12,794	$12,933
_________________________
(1) As of June 30, 2017, we had outstanding loans of $45.0 million under our $250.0 million revolving credit agreement.
Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.
Cash and Cash Equivalents
As of June 30, 2017, our cash and cash equivalents balance of $23.3 million reflects a $14.3 million decrease compared to $37.7 million as of March 31, 2017. This decrease primarily reflects $33.9 million paid for the acquisition of Entrada in April 2017 and payment of $18.8 million in May 2017 to settle the contingent consideration liability related to the acquisition of HealthFusion, partially offset by $30.0 million of additional borrowings under our revolving credit agreement. Our outstanding loans under our revolving credit agreement was $45.0 million as of June 30, 2017.
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
We believe that our cash and cash equivalents on hand at June 30, 2017, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Net income (loss)	$3,896	$(647)
Non-cash expenses	14,350	17,039
Cash from net income, as adjusted	$18,246	$16,392

Change in other assets and liabilities	(5,452)	(3,459)
Net cash provided by operating activities	$12,794	$12,933

For the three months ended June 30, 2017, cash provided by operating activities decreased $0.1 million compared to the prior year period primarily due to higher net income as adjusted to exclude non-cash expenses, which was partially offset by higher cash used related to changes in other assets and liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended June 30, 2017 was $41.6 million compared with $2.9 million of cash provided by investing activities in the prior year period. The increase in net cash used in investing activities is primarily due to $33.9 million paid for the acquisition of Entrada, $9.3 million lower proceeds from sales of marketable securities, and $2.3 million increase in additions to capitalized software costs associated with the development of new products and enhancement of existing products.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended June 30, 2017 was $14.4 million compared with $16.6 million cash used by financing activities in the prior year period. The increase in cash provided in financing activities relates to $30.0 million of additional borrowings under our revolving credit agreement in current year period compared to $17.0 million in principal repayments during the prior year period.
Contractual Obligations
The following table summarizes our significant contractual obligations at June 30, 2017 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2018 (remaining nine months)	2019	2020	2021	2022	2023 and beyond
Operating lease obligations	$60,196	$6,456	$8,767	$8,445	$8,416	$8,125	$19,987
Remaining lease obligations for vacated properties (1)	6,307	2,195	1,413	794	816	551	538
Line of credit obligations (Note 7)	45,000	—	—	—	45,000	—	—
Purchase commitments (2)	$3,488	$938	$1,250	$1,300	$—	$—	$—
Total	$114,991	$9,589	$11,430	$10,539	$54,232	$8,676	$20,525
_________________________
(1) Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.4 million due in future periods under non-cancelable subleases.
(2) Purchase commitments relates to payments due under certain non-cancelable agreements to purchase goods and services.
The deferred compensation liability as of June 30, 2017 was $6.4 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of June 30, 2017 was $5.1 million, which is not included in the table above as the timing of expected payments is not determinable.
New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2017, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.
As of June 30, 2017, we had $45.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of June 30, 2017 would result in a corresponding change in our annual interest expense of approximately $0.5 million. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of June 30, 2017, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against the plaintiff, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment, which the Court granted on September 16, 2015, dismissing all claims against us. On September 23, 2015, the plaintiff filed an application for reconsideration of the Court's summary judgment order, which the Court denied. On October 28, 2015, the plaintiff filed a motion for summary judgment, seeking to dismiss our cross-complaint, which the Court denied on March 3, 2016. On May 9, 2016, the plaintiff filed a motion for summary adjudication, seeking to again dismiss our cross-complaint, which the Court denied on August 5, 2016. On August 5, 2016, the plaintiff filed a motion for judgment on the pleadings, seeking to again dismiss our cross-complaint, which the Court denied on September 2, 2016. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. We believe the Court’s decision on our cross-complaint was erroneous and we are evaluating a potential appeal. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8L13-cv-01818-CJC(JPRx), lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Oral argument was held on December 5, 2016. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously, including by evaluating potential challenges to the Ninth Circuit decision. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action,” and will meet and confer to discuss process going forward. We believe that the plaintiff’s claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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
Other Regulatory Matters
In April 2017, we received a request for documents and information from the U.S. Attorney's Office for the District of Vermont pursuant to a Civil Investigative Demand (“CID”). The CID relates to an investigation concerning the certification we obtained for our software under the U.S. Department of Health and Human Services' Electronic Health Record Incentive Program. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner. We are currently responding to this CID and intend to cooperate fully with the government. Requests and investigations of this nature may lead to the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to the CID require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

10.1
Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Entrada, Inc., Engage Merger Sub, Inc. and FCA Venture Partners V, LP, as the Company Stockholders’ Representative (incorporated by reference from Exhibit 2.1 of the registrant's Current Report on Form 8-K filed April 12, 2017).

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

QUALITY SYSTEMS, INC.
Date:	August 1, 2017	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2017	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)