Form 10-Q
period 2017-09-30
QUALITY SYSTEMS, INC
filed 2017-10-26
CIK 708818

UNITED STATES
SECURITIES and EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
The number of outstanding shares of the Registrant’s common stock as of October 24, 2017 was 63,671,536 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS
FORM 10-Q
FOR THE THREE MONTHS ENDED September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,553	$37,673
Restricted cash and cash equivalents	6,488	4,916
Accounts receivable, net	81,712	83,407
Inventory	147	158
Income taxes receivable	2,871	2,679
Prepaid expenses and other current assets	15,369	17,969
Total current assets	133,140	146,802
Equipment and improvements, net	27,681	27,426
Capitalized software costs, net	21,024	13,607
Deferred income taxes, net	10,289	11,265
Intangibles, net	86,746	69,213
Goodwill	216,530	185,898
Other assets	18,650	19,010
Total assets	$514,060	$473,221

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,813	$4,618
Deferred revenue	52,285	52,383
Accrued compensation and related benefits	17,602	24,513
Income taxes payable	—	405
Other current liabilities	31,913	46,775
Total current liabilities	108,613	128,694
Deferred revenue, net of current	1,191	1,394
Deferred compensation	6,438	6,629
Line of credit	55,000	15,000
Other noncurrent liabilities	17,315	16,461
Total liabilities	188,557	168,178
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 63,685 and 62,455 shares at September 30, 2017 and March 31, 2017, respectively	637	625
Additional paid-in capital	237,110	228,549
Accumulated other comprehensive loss	(457)	(358)
Retained earnings (1)	88,213	76,227
Total shareholders' equity	325,503	305,043
Total liabilities and shareholders' equity	$514,060	$473,221
___________________________________
(1) Includes cumulative-effect adjustment related to the adoption of ASU 2016-09, as defined in Note 1. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Software license and hardware	$14,267	$17,182	$27,067	$31,971
Software related subscription services	24,988	21,490	48,894	41,365
Total software, hardware and related	39,255	38,672	75,961	73,336
Support and maintenance	41,693	38,974	82,809	76,981
Revenue cycle management and related services	21,002	20,936	42,405	41,989
Electronic data interchange and data services	22,998	21,613	46,310	43,737
Professional services	7,659	6,971	16,044	13,328
Total revenues	132,607	127,166	263,529	249,371
Cost of revenue:
Software license and hardware	4,848	6,427	10,221	13,547
Software related subscription services	10,699	8,675	21,129	17,762
Total software, hardware and related	15,547	15,102	31,350	31,309
Support and maintenance	7,435	7,036	15,058	13,604
Revenue cycle management and related services	14,853	14,359	30,214	28,590
Electronic data interchange and data services	13,574	12,807	26,732	25,570
Professional services	7,346	6,693	14,570	13,739
Total cost of revenue	58,755	55,997	117,924	112,812
Gross profit	73,852	71,169	145,605	136,559
Operating expenses:
Selling, general and administrative	40,977	42,790	83,954	83,371
Research and development costs, net	19,527	18,292	39,516	36,516
Amortization of acquired intangible assets	2,012	2,617	4,059	5,321
Restructuring costs	—	701	—	4,454
Total operating expenses	62,516	64,400	127,529	129,662
Income from operations	11,336	6,769	18,076	6,897
Interest income	12	1	21	9
Interest expense	(840)	(803)	(1,517)	(1,816)
Other income (expense), net	15	(55)	(7)	(142)
Income before provision for income taxes	10,523	5,912	16,573	4,948
Provision for income taxes	2,493	1,925	4,647	1,608
Net income	$8,030	$3,987	$11,926	$3,340
Other comprehensive income:
Foreign currency translation, net of tax	(85)	29	(99)	(93)
Unrealized gain on marketable securities, net of tax	—	—	—	10
Comprehensive income	$7,945	$4,016	$11,827	$3,257
Net income per share:
Basic	$0.13	$0.06	$0.19	$0.05
Diluted	$0.13	$0.06	$0.19	$0.05
Weighted-average shares outstanding:
Basic	63,513	61,658	63,077	61,420
Diluted	63,530	62,052	63,089	61,704
The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$11,926	$3,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,374	5,106
Amortization of capitalized software costs	2,571	4,819
Amortization of other intangibles	11,267	11,378
Amortization of debt issuance costs	538	538
Loss on disposal of equipment and improvements	45	175
Provision for bad debts	3,868	1,969
Provision for inventory obsolescence	36	224
Share-based compensation	5,132	3,177
Deferred income taxes	18	180
Excess tax deficiency from share-based compensation	346	—
Change in fair value of contingent consideration	—	5,830
Restructuring costs	—	701
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(120)	13,649
Inventory	(25)	(22)
Accounts payable	1,323	(5,834)
Deferred revenue	(929)	(5,572)
Accrued compensation and related benefits	(7,302)	(4,179)
Income taxes	(348)	17,213
Deferred compensation	(191)	437
Other assets and liabilities	4,565	3,256
Net cash provided by operating activities	38,094	56,385
Cash flows from investing activities:
Additions to capitalized software costs	(9,624)	(5,319)
Additions to equipment and improvements	(5,423)	(4,989)
Proceeds from sales and maturities of marketable securities	—	9,291
Payments for acquisitions, net of cash acquired	(58,892)	—
Net cash used in investing activities	(73,939)	(1,017)
Cash flows from financing activities:
Proceeds from line of credit	50,000	—
Principal repayments on line of credit	(10,000)	(57,000)
Payment of contingent consideration related to acquisitions	(18,817)	—
Proceeds from issuance of shares under employee plans	4,320	702
Cancellation of shares related to tax withholdings for vesting of equity awards	(778)	—
Net cash provided by (used in) financing activities	24,725	(56,298)
Net decrease in cash and cash equivalents	(11,120)	(930)
Cash and cash equivalents at beginning of period	37,673	27,176
Cash and cash equivalents at end of period	$26,553	$26,246

QUALITY SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,396	$3,977
Cash refunds from income taxes	713	19,762
Cash paid for interest	933	1,443
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$1,442	$3,094
Unpaid additions to equipment and improvements	117	488

On April 14, 2017, we acquired Entrada in a transaction summarized as follows:
Fair value of net assets acquired	$35,293	$—
Cash paid, net of cash acquired	(33,856)	—
Liabilities assumed	$1,437	$—

On August 16, 2017, we acquired EagleDream in a transaction summarized as follows:
Fair value of net assets acquired	$27,895	$—
Cash paid, net of cash acquired	(25,036)	—
Liabilities assumed	$2,859	$—

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
Basis of Presentation. The accompanying unaudited consolidated financial statements as of September 30, 2017 and for the three and six months ended September 30, 2017 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.
References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.
Significant Accounting Policies. There have been no material changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.
Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Costs and expenses:
Cost of revenue	$290	$166	$427	$315
Research and development costs, net	513	334	874	417
Selling, general and administrative	2,288	1,418	3,831	2,445
Total share-based compensation	3,091	1,918	5,132	3,177
Income tax benefit	(1,144)	(695)	(1,860)	(1,107)
Decrease in net income	$1,947	$1,223	$3,272	$2,070

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
We have completed our assessment of the potential impacts to our business processes, systems, and internal controls that could result from the implementation of the new revenue guidance. Based on our assessment, we currently believe that the impact on our consolidated financial statements could be material. We expect that revenue related to hardware, EDI, maintenance, and certain subscriptions would remain substantially unchanged, and we are the process of evaluating the impact of the new revenue guidance on our other revenue streams. Due to the complexity of our revenue recognition, a significant amount of work remains as we continue to evaluate all potential impacts of the new revenue guidance, and develop and implement the necessary changes to our current accounting systems, processes, and internal controls. Accordingly, our preliminary assessments are subject to change. We expect that the new revenue guidance will result in additional complexity to our revenue recognition, including the use of an increased amount of significant judgments and estimates, particularly as it relates to our RCM services revenue, as compared to our current revenue recognition.
Additionally, certain incremental costs incurred to obtain contracts with customers, such as sales commissions, are within the scope of the new revenue guidance and are required to be capitalized and amortized to expense over the remaining performance periods of the contracts. Currently, our sales commission are capitalized and amortized to expense over the related period of revenue recognition. Although the amortization period of capitalized sales commissions may differ upon adoption of the new revenue guidance, we do not expect the adoption of this new revenue standard to have a material impact on our consolidated financial statements with respect to the capitalization and amortization of sales commissions.
We currently expect to implement the new revenue guidance when it becomes effective for us in the first quarter of fiscal 2019 utilizing the modified retrospective transition method. Under this transition method, prior period amounts will not be adjusted and the cumulative effect from prior periods of applying the new revenue guidance will be recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings.
We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our consolidated financial statements.

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2017 and March 31, 2017:

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	September 30, 2017
ASSETS
Cash and cash equivalents (1)	$26,553	$26,553	$—	$—
Restricted cash and cash equivalents	6,488	6,488	—	—
	$33,041	$33,041	$—	$—

	Balance at	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	March 31, 2017
ASSETS
Cash and cash equivalents (1)	$37,673	$37,673	$—	$—
Restricted cash and cash equivalents	4,916	4,916	—	—
	$42,589	$42,589	$—	$—
LIABILITIES
Contingent consideration related to acquisitions (2)	$18,817	$—	$18,817	$—
	$18,817	$—	$18,817	$—
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

Non-Recurring Fair Value Measurements
We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three and six months ended September 30, 2017, no adjustments were recorded.

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

The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of Entrada is not deductible for tax purposes and is allocated to our single reportable segment.
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
EagleDream Health Acquisition
On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger (the “Merger Agreement"), dated July 31, 2017. Headquartered in Rochester, NY, EagleDream is a cloud-based analytics company that drives meaningful insight across clinical, financial and administrative data to optimize practice performance.
The preliminary purchase price totaled $25,609, which included preliminary working capital and other customary adjustments. The acquisition was partially funded by a draw against our revolving credit agreement (see Note 7).
We accounted for the EagleDream acquisition as a purchase business combination using the acquisition method of accounting. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and/or working capital, becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

The preliminary estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach.
In connection with the EagleDream acquisition, we recorded $13,400 of intangible assets related to customer relationships and software technology. We are amortizing the EagleDream customer relationships over 8 years and software technology over 5 years. The weighted average amortization period for the total amount of intangible assets acquired is 5.1 years.

The preliminary amount of goodwill represents the excess of the preliminary purchase price over the preliminary net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of EagleDream is not deductible for tax purposes and is allocated to our single reportable segment.
The total preliminary purchase price for the EagleDream acquisition is summarized as follows:

Initial purchase price	$26,000
Preliminary working capital and other adjustments	(391)
Total preliminary purchase price	$25,609

August 16, 2017
Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$573
Accounts receivable	217
Prepaid expense and other current assets	20
Accounts payable	(115)
Accrued compensation and related benefits	(271)
Deferred revenues	(394)
Deferred income taxes, net	(1,957)
Other liabilities	(122)
Total preliminary net tangible assets acquired and liabilities assumed	(2,049)
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	14,258
Software technology	12,800
Customer relationships	600
Total preliminary identifiable intangible assets acquired	27,658
Total preliminary purchase price	$25,609
The pro forma effects of the EagleDream acquisition would not have been material to the Company's results of operations and are therefore not presented.

4. Goodwill
We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of September 30, 2017 that would require an interim goodwill impairment test.
We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2017 was $216,530, which reflects the acquisitions of Entrada and EagleDream (see Note 3). The carrying amount of goodwill as of March 31, 2017 was $185,898.

5. Intangible Assets
Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows, and reflects the acquisitions of Entrada and EagleDream (see Note 3):

	September 30, 2017
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$54,450	$7,080	$91,110	$152,640
Accumulated amortization	(32,349)	(2,770)	(30,775)	(65,894)
Net intangible assets	$22,101	$4,310	$60,335	$86,746

	March 31, 2017
	Customer Relationships	Trade Name and Contracts	Software Technology	Total
Gross carrying amount	$50,550	$5,480	$67,810	$123,840
Accumulated amortization	(28,972)	(2,088)	(23,567)	(54,627)
Net intangible assets	$21,578	$3,392	$44,243	$69,213
Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $2,012 and $2,617 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense related to software technology recorded as cost of revenue was $3,807 and $3,030 for the three months ended September 30, 2017 and 2016, respectively.
Amortization expense related to customer relationships and trade name and contracts was $4,059 and $5,321 for the six months ended September 30, 2017 and 2016, respectively. Amortization expense related to software technology was $7,208 and $6,057 for the six months ended September 30, 2017 and 2016, respectively.
The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2017:

	Amortization Expense Recorded As:
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2018 (remaining six months)	3,874	8,256	12,130
2019	5,577	16,511	22,088
2020	4,580	16,511	21,091
2021	3,731	12,628	16,359
2022	2,593	4,840	7,433
2023 and beyond	6,056	1,589	7,645
Total	$26,411	$60,335	$86,746

6. Capitalized Software Costs
Our capitalized software costs are summarized as follows:

	September 30, 2017	March 31, 2017
Gross carrying amount	$111,180	$104,948
Accumulated amortization	(90,156)	(91,341)
Net capitalized software costs	$21,024	$13,607
Amortization expense related to capitalized software costs was $1,300 and $2,448 for the three months ended September 30, 2017 and 2016, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income.
Amortization expense related to capitalized software costs was $2,571 and $4,819 for the six months ended September 30, 2017 and 2016, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2017. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2018 (remaining six months)	$4,700
2019	9,100
2020	4,700
2021	2,524
Total	$21,024

7. Line of Credit
On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The Credit Agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all covenants under the Credit Agreement as of September 30, 2017.
As of September 30, 2017, we had $55,000 in outstanding loans and $195,000 of unused credit under the Credit Agreement. As of March 31, 2017, we had $15,000 in outstanding loans under the Credit Agreement.
Interest expense related to the Credit Agreement was $520 and $740 for the three months ended September 30, 2017 and 2016, respectively. Amortization of deferred debt issuance costs was $269 for both the three months ended September 30, 2017 and 2016.
Interest expense related to the Credit Agreement was $927 and $1,272 for the six months ended September 30, 2017 and 2016, respectively. Amortization of deferred debt issuance costs was $538 for both the six months ended September 30, 2017 and 2016, respectively.

8. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	September 30, 2017	March 31, 2017
Accounts receivable, gross	$90,753	$93,377
Sales return reserve	(6,413)	(7,213)
Allowance for doubtful accounts	(2,628)	(2,757)
Accounts receivable, net	$81,712	$83,407

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2017	March 31, 2017
Prepaid expenses	$13,651	$14,884
Other current assets	1,718	3,085
Prepaid expenses and other current assets	$15,369	$17,969

Equipment and improvements are summarized as follows:

	September 30, 2017	March 31, 2017
Computer equipment	$26,120	$22,014
Internal-use software	13,290	13,053
Furniture and fixtures	12,025	10,472
Leasehold improvements	17,258	16,360
Equipment and improvements, gross	68,693	61,899
Accumulated depreciation and amortization	(41,012)	(34,473)
Equipment and improvements, net	$27,681	$27,426

The current portion of deferred revenues are summarized as follows:

	September 30, 2017	March 31, 2017
Professional services	$22,084	$21,889
Software license, hardware and other	11,579	12,680
Support and maintenance	10,203	9,691
Software related subscription services	8,419	8,123
Deferred revenue	$52,285	$52,383

Accrued compensation and related benefits are summarized as follows:

	September 30, 2017	March 31, 2017
Payroll, bonus and commission	$8,869	$15,836
Vacation	8,733	8,677
Accrued compensation and related benefits	$17,602	$24,513

Other current and noncurrent liabilities are summarized as follows:

	September 30, 2017	March 31, 2017
Care services liabilities	$6,488	$4,957
Customer credit balances and deposits	3,964	4,124
Accrued consulting and outside services	3,006	2,496
Accrued self insurance expense	2,502	1,697
Accrued EDI expense	2,469	2,490
Deferred rent and lease obligations	2,275	2,427
Accrued outsourcing costs	1,678	1,588
Accrued legal expense	1,245	853
User group meeting deposits	1,157	—
Accrued hosting costs	951	401
Accrued royalties	721	2,033
Employee benefit plan withholdings	671	739
Sales tax payable	494	448
Contingent consideration and other liabilities related to acquisitions	—	18,817
Other accrued expenses	4,292	3,705
Other current liabilities	$31,913	$46,775

Deferred rent and lease obligations	$11,660	$11,402
Uncertain tax positions	5,305	4,762
Other liabilities	350	297
Other noncurrent liabilities	$17,315	$16,461

9. Income Taxes
The provision for income taxes for the three months ended September 30, 2017 and 2016 was $2,493 and $1,925, respectively. The effective tax rates were 23.7% and 32.6% for the three months ended September 30, 2017 and 2016, respectively. The effective rate for the three months ended September 30, 2017 decreased compared to the prior year period primarily due to a favorable decline in the amount of certain non-deductible acquisition related costs and the current period reduction in state taxes.
The provision for income taxes for the six months ended September 30, 2017 and 2016 was $4,647 and $1,608, respectively. The effective tax rates were 28.0% and 32.5% for the six months ended September 30, 2017 and 2016, respectively. The effective rate for the six months ended September 30, 2017 decreased compared to the prior year period primarily due to a favorable decline in the amount of certain non-deductible acquisition related costs, the current period reduction in state taxes, and the impact of excess tax deficiencies from share-based compensation recorded in the period.
Additionally, we adopted ASU 2016-09 (see Note 1), which requires excess tax expense and benefits to be recorded in the income statement (income tax expense and/or benefit). Prior to adoption of ASU 2016-09, such amounts were recorded to additional paid-in capital and did not impact the effective tax rate.
The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits, state net operating loss carryforwards, and foreign accumulated minimum tax credits, for which we have recorded a valuation allowance.
Uncertain tax positions
We had liabilities of $5,305 and $4,762 for unrecognized tax benefits related to various federal, state and local income tax matters as of September 30, 2017 and March 31, 2017, respectively. If recognized, this amount would reduce our effective tax rate.
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

10. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Earnings per share — Basic:
Net income	$8,030	$3,987	$11,926	$3,340
Weighted-average shares outstanding — Basic	63,513	61,658	63,077	61,420
Net income per common share — Basic	$0.13	$0.06	$0.19	$0.05

Earnings per share — Diluted:
Net income	$8,030	$3,987	$11,926	$3,340
Weighted-average shares outstanding	63,513	61,658	63,077	61,420
Effect of potentially dilutive securities	17	394	12	284
Weighted-average shares outstanding — Diluted	63,530	62,052	63,089	61,704
Net income per common share — Diluted	$0.13	$0.06	$0.19	$0.05

The computation of diluted net income per share does not include 2,567 and 2,565 options to acquire shares of common stock for the three and six months ended September 30, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 3,230 and 2,997 options to acquire shares of common stock for the three and six months ended September 30, 2016, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

11. Share-Based Awards
Employee Stock Option and Incentive Plans
In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2017, there were 702,860 outstanding options under the 2005 Plan.
In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2017, there were 1,989,375 outstanding options, 1,619,002 outstanding shares of restricted stock awards, 114,916 outstanding shares of performance stock awards, and 11,352,428 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the six months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, April 1, 2017	2,885,415	$15.41	6.2	$3,150
Granted	334,000	16.03	7.7
Exercised	(216,405)	16.62	6.2	$119
Forfeited/Canceled	(310,775)	17.75	5.1
Outstanding, September 30, 2017	2,692,235	$16.44	6.0	$4,012
Vested and expected to vest, September 30, 2017	2,440,400	$16.64	5.9	$2,885
Exercisable, September 30, 2017	921,280	$20.10	4.6	$768

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Expected term	5.6 years	6.6 years	5.6 - 5.7 years	6.0 - 6.6 years
Expected volatility	37.2%	36.9%	37.2% - 37.7%	36.9% - 37.4%
Expected dividends	—%	—%	—%	—%
Risk-free rate	1.9%	1.2%	1.9%	1.2% - 1.5%
The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2017 and 2016 was $6.11 and $4.92 per share, respectively.
During the six months ended September 30, 2017, a total of 334,000 options to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration

June 13, 2017	249,000	$16.37	Four years	June 13, 2025
May 24, 2017	60,000	$14.57	Four years	May 24, 2025
August 4, 2017	25,000	$16.13	Four years	August 4, 2025
__________________________________
(1) Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.
Non-vested stock option award activity during the six months ended September 30, 2017 is summarized as follows:

	Non-Vested Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2017	2,073,295	$5.09
Granted	334,000	6.11
Vested	(430,190)	4.86
Forfeited/Canceled	(206,150)	4.57
Outstanding, September 30, 2017	1,770,955	$4.98

As of September 30, 2017, $7,590 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.1 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2017 and 2016 was $2,092 and $1,486, respectively.
Restricted stock awards activity during the six months ended September 30, 2017 is summarized as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value per Share
Outstanding, April 1, 2017	902,948	$12.92
Granted	1,081,374	15.57
Vested	(288,304)	12.57
Canceled	(77,016)	13.81
Outstanding, September 30, 2017	1,619,002	$14.79
Share-based compensation expense related to restricted stock awards was $2,207 and $972 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense related to restricted stock awards was $3,746 and $1,517 for the six months ended September 30, 2017 and 2016, respectively.
The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.
As of September 30, 2017, $20,842 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.
On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 114,916 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $77 and $150 for the three and six months ended September 30, 2017, respectively.
Employee Share Purchase Plan
On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of September 30, 2017, we have issued 290,649 shares under the Purchase Plan and 3,709,351 shares are available for future issuance.
Share-based compensation expense recorded for the employee share purchase plan was $80 and $81 for the three months ended September 30, 2017 and 2016, respectively. Share-based compensation expense recorded for the employee share purchase plan was $177 and $207 for the six months ended September 30, 2017 and 2016, respectively.

12. Concentration of Credit Risk
We had cash deposits at U.S. banks and financial institutions which exceeded federally insured limits at September 30, 2017. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. Argument on the renewed application for reconsideration is scheduled for October 26, 2017.
On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. We believe the Court’s decision on our cross-complaint was erroneous and we are evaluating a potential appeal. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8:13-cv-01818-CJC-JPR, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Oral argument was held on December 5, 2016. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. On September 5, 2017, we filed a petition for rehearing en banc, which was denied on September 29, 2017. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously, including by evaluating potential challenges to the Ninth Circuit decision. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation
On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The parties have agreed to stay this litigation until the United States Court of Appeals for the Ninth Circuit issues a ruling on the pending appeal described above under the caption “Federal Securities Class Action,” and will meet and confer to discuss process going forward.
On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures.
We believe that the plaintiffs’ claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

14. Restructuring Plan
In fiscal year 2016, as part of our reorganization efforts, we recorded $7,078 of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring plan was substantially complete by the end of fiscal 2017. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits would be paid and the amounts were reasonably estimable. Also included in restructuring costs were certain facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. As of September 30, 2017, the remaining lease obligation, net of estimated projected sublease rentals, was $1,579.

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
We have a history of enhancing our solutions through both organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our product portfolio in the ambulatory care market. In October 2015, we divested our former Hospital Solutions division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion"), in April 2017, we acquired Entrada, Inc. ("Entrada"), and in August 2017, we acquired EagleDream Health, Inc. ("EagleDream").
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

•
Population health software and services. We are migrating into applications, analytics and services that will enable our clients to proactively manage the health of patient populations. We are establishing strong development partnerships with our most innovative customers who are actively participating in shared-risk contracts, and working together with them to create progressive population health capabilities. We support extraordinary information sharing capabilities vital to managing patient populations through our interoperability offerings.

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

Results of Operations
The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three and six months ended September 30, 2017 and 2016 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Software license and hardware	10.8%	13.5%	10.3%	12.8%
Software related subscription services	18.8	16.9	18.6	16.6
Total software, hardware and related	29.6	30.4	28.8	29.4
Support and maintenance	31.4	30.6	31.4	30.9
Revenue cycle management and related services	15.8	16.5	16.1	16.8
Electronic data interchange and data services	17.3	17.0	17.6	17.5
Professional services	5.8	5.5	6.1	5.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	3.7	5.1	3.9	5.4
Software related subscription services	8.1	6.8	8.0	7.1
Total software, hardware and related	11.7	11.9	11.9	12.6
Support and maintenance	5.6	5.5	5.7	5.5
Revenue cycle management and related services	11.2	11.3	11.5	11.5
Electronic data interchange and data services	10.2	10.1	10.1	10.3
Professional services	5.5	5.3	5.5	5.5
Total cost of revenue	44.3	44.0	44.7	45.2
Gross profit	55.7	56.0	55.3	54.8
Operating expenses:
Selling, general and administrative	30.9	33.6	31.9	33.4
Research and development costs, net	14.7	14.4	15.0	14.6
Amortization of acquired intangible assets	1.5	2.1	1.5	2.1
Restructuring costs	—	0.6	—	1.8
Total operating expenses	47.1	50.6	48.4	52.0
Income from operations	8.5	5.3	6.9	2.8
Interest expense	(0.6)	(0.6)	(0.6)	(0.7)
Other income (expense), net	—	—	—	(0.1)
Income before provision for income taxes	7.9	4.6	6.3	2.0
Provision for income taxes	1.9	1.5	1.8	0.6
Net income	6.1%	3.1%	4.5%	1.3%

Revenues
The following table presents our consolidated revenues for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Software license and hardware	$14,267	$17,182	$27,067	$31,971
Software related subscription services	24,988	21,490	48,894	41,365
Total software, hardware and related	39,255	38,672	75,961	73,336

Support and maintenance	41,693	38,974	82,809	76,981
Revenue cycle management and related services	21,002	20,936	42,405	41,989
Electronic data interchange and data services	22,998	21,613	46,310	43,737
Professional services	7,659	6,971	16,044	13,328
Total revenues	$132,607	$127,166	$263,529	$249,371
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
Consolidated revenue for the three months ended September 30, 2017 increased $5.4 million compared to the prior year due to increases across each of our revenue streams, except software license and hardware. Software related subscription services increased $3.5 million, which was driven by sales associated with the acquisition of Entrada in April 2017 and higher sales of our MediTouch® cloud-based subscriptions and our interoperability and patient portal offerings as we continue to expand our client base. The $2.7 million increase in support and maintenance is primarily due to lower sales credits in the current year, addition of new customers, and annual increases to support and maintenance fees that are generally tied to changes in the Consumer Price Index (CPI). The $0.7 million increase in professional services is mostly associated with the acquisition of Entrada in April 2017, offset by lower sales of professional services due to lower client demand for our core software products and related implementation, training, and consulting services. EDI revenue increased $1.4 million, which was primarily related to higher EDI services sold with our MediTouch® cloud-based solutions, addition of new clients, and further penetration of our existing client base. The $2.9 million decline in software license and hardware reflects the increasingly saturated end-market for electronic health records software.
Consolidated revenue for the six months ended September 30, 2017 increased $14.2 million compared to the prior year due to increases across each of our revenue streams, except software license and hardware. Software related subscription services increased $7.5 million, which was driven by sales associated with the acquisition of Entrada in April 2017 and higher sales of our MediTouch® cloud-based subscriptions and our interoperability, patient portal, and QSIDental Web offerings as we continue to expand our client base. The $5.8 million increase in support and maintenance is primarily due to lower sales credits in the current year, addition of new customers, and annual increases to support and maintenance fees that are generally tied to changes in the Consumer Price Index (CPI). The $2.7 million increase in professional services is mostly associated with the acquisition of Entrada in April 2017, offset by lower sales of professional services due to lower client demand for our core software products and related implementation, training, and consulting services. EDI revenue increased $2.6 million, which was primarily related to higher EDI services sold with our MediTouch® cloud-based solutions, addition of new clients, and further penetration of our existing client base. RCM services revenue increased $0.4 million from the addition of new clients and organic growth achieved through cross selling and ramping up of RCM services provided to our existing clients, offset by customer attrition. The $4.9 million decline in software license and hardware reflects the increasingly saturated end-market for electronic health records software.
Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 83% and 81% of total revenue for the three months ended September 30, 2017 and 2016, respectively. For the six months ended September 30, 2017 and 2016, recurring service revenue, represented 84% and 82%, respectively, of total revenue.
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

We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities. We continue to expand our client base and cloud-based solution capabilities in the ambulatory market to meet the needs of practices of increasing size and complexity, and focus our strategy on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. Our software and service offerings offer clients a full suite of cloud-based solutions that better enable our clients to focus on care delivery. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care. We also believe that a significant opportunity exists to continue cross selling RCM services to our existing clients as the portion of existing clients who are using RCM services is approximately 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage our existing sales force towards selling RCM services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities.
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
Gross Profit
The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Total cost of revenue	$58,755	$55,997	$117,924	$112,812
Gross profit	73,852	71,169	145,605	136,559
Gross margin %	55.7%	56.0%	55.3%	54.8%
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
Share-based compensation expense included in cost of revenue was $0.3 million and $0.2 million for the three months ended September 30, 2017 and 2016, and is included in the amounts in the table above. Share-based compensation expense included in cost of revenue was $0.4 million and $0.3 million for the six months ended September 30, 2017 and 2016, and is included in the amounts in the table above.
Gross profit for the three months ended September 30, 2017 increased $2.7 million compared to the prior year period due primarily to $5.4 million higher revenues as discussed above, offset by a $2.8 million increase in cost of revenue. Gross profit for the six months ended September 30, 2017 increased $9.0 million compared to the prior year period due primarily to $14.2 million higher revenues as discussed above, offset by a $5.1 million increase in cost of revenue. The increase in cost of revenue for both the three and six months ended September 30, 2017 compared to the prior year period is the result of higher costs associated with the acquisition of Entrada in April 2017, higher amortization of the software technology intangible asset acquired from Entrada, and higher personnel costs associated with delivering support and maintenance and RCM services, partially offset by lower amortization of previously capitalized software development cost. The gross margin percentage remained consistent for both the three and six months ended September 30, 2017 compared to the prior year period.

Selling, General and Administrative Expense
The following table presents our consolidated selling, general and administrative expense for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Selling, general and administrative	$40,977	$42,790	$83,954	$83,371
Selling, general and administrative, as a percentage of revenue	30.9%	33.6%	31.9%	33.4%
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
Share-based compensation expense included in selling, general and administrative expenses was $2.3 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and is included in the amounts in the table above. Share-based compensation expense included in selling, general and administrative expenses was $3.8 million and $2.4 million for the six months ended September 30, 2017 and 2016, respectively, and is included in the amounts above.
Selling, general and administrative expenses decreased $1.8 million for the three months ended September 30, 2017 compared to the prior year due to $3.0 million of fair value adjustments related to the HealthFusion contingent consideration recorded in the prior year period, offset by higher incremental costs associated with Entrada acquired in April 2017 and an increase in bad debt expense associated with our continued efforts to resolve aged customer receivable balances.
Selling, general and administrative expenses increased $0.6 million for the six months ended September 30, 2017 compared to the prior year period primarily due to higher incremental costs associated with Entrada acquired in April 2017, an increase in bad debt expense associated with our continued efforts to resolve aged customer receivable balances, and higher consulting costs associated with our assessment and implementation of the new revenue standard (ASC 606, Revenue From Contracts With Customers), including implementation of a new accounting system module, offset by $5.4 million of fair value adjustments related to the HealthFusion contingent consideration recorded in the prior year period.
Research and Development Costs, net
The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Gross expenditures	$23,903	$20,663	$49,140	$41,835
Capitalized software costs	(4,376)	(2,371)	(9,624)	(5,319)
Research and development costs, net	$19,527	$18,292	$39,516	$36,516

Research and development costs, as a percentage of revenue	14.7%	14.4%	15.0%	14.6%
Capitalized software costs as a percentage of gross expenditures	18.3%	11.5%	19.6%	12.7%
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

Share-based compensation expense included in research and development costs was $0.5 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and is included in the amounts in the table above. Share-based compensation expense included in research and development costs was $0.9 million and $0.4 million for the six months ended September 30, 2017 and 2016, respectively, and is included in the amounts above.
Net research and development costs for the three months ended September 30, 2017 increased $1.2 million compared to the prior year period, which is due to a $3.2 million increase in our gross expenditures, offset by $2.0 million higher capitalization of software costs. Net research and development costs for the six months ended September 30, 2017 increased $3.0 million compared to the prior year, which is due to a $7.3 million increase in our gross expenditures, offset by $4.3 million higher capitalization of software costs. The increase in both gross expenditures and capitalization of software costs are related to the development of the next major versions of our core software products and enhancements to our existing products, for which we incurred a higher level of personnel and third party development costs. Additionally, the acquisition of Entrada in April 2017 and an increase in our research and development headcount contributed to the increases in gross expenditures. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.
Amortization of Acquired Intangible Assets
The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Amortization of acquired intangible assets	$2,012	$2,617	$4,059	$5,321
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
Amortization of acquired intangible assets for the three and six months ended September 30, 2017 declined $0.6 million and $1.3 million, respectively, compared to prior year period due to certain acquired intangible assets being fully amortized during the year, partially offset by the incremental amortization associate with intangible assets acquired from Entrada and EagleDream.
Restructuring Costs
During the three and six months ended September 30, 2016, we recorded $0.7 million and $4.5 million, respectively, of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016, and such costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. The restructuring plan was substantially complete by the end of fiscal 2017, and thus we did not incur additional restructuring costs during the three and six months ended September 30, 2017.
Interest and Other Income and Expense
The following table presents our interest expense for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Interest income	$12	$1	$21	$9
Interest expense	(840)	(803)	(1,517)	(1,816)
Other expense, net	15	(55)	(7)	(142)
Interest expense relates to our revolving credit agreement that was entered into in January 2016 and the related amortization of deferred debt issuance costs. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
The fluctuations in our interest expense is caused by changes in outstanding balances under our revolving credit agreement in the current year compared to prior year. As of September 30, 2017, we had $55.0 million in outstanding balances under the revolving credit agreement, compared to an outstanding balance of $15.0 million as of March 31, 2017 and $48.0 million as of September 30, 2016. All other fluctuations in interest and other income and expense are not deemed significant.
Provision for Income Taxes
The following table presents our provision for income taxes for the three and six months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$2,493	$1,925	$4,647	$1,608
Effective tax rate	23.7%	32.6%	28.0%	32.5%
The effective rate for the three months ended September 30, 2017 decreased compared to the prior year period primarily due to a favorable decline in the amount of certain non-deductible acquisition related costs and the current period reduction in state taxes.
The effective rate for the six months ended September 30, 2017 decreased compared to the prior year period primarily due to a favorable decline in the amount of certain non-deductible acquisition related costs, the current period reduction in state taxes and the impact of excess tax deficiencies from share-based compensation recorded in the period.
Net Income
The following table presents our net income (in thousands) and net income per share and for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$8,030	$3,987	$11,926	$3,340
Net income per share:
Basic	$0.13	$0.06	$0.19	$0.05
Diluted	$0.13	$0.06	$0.19	$0.05
As a result of the foregoing changes in revenue and expense, net income for the three and six months ended September 30, 2017 increased $4.0 million and $8.6 million, respectively, compared to the prior year period.

Liquidity and Capital Resources
The following table presents selected financial statistics and information for the six months ended September 30, 2017 and 2016 (in thousands):

	Six Months Ended September 30,
	2017	2016
Cash and cash equivalents	$26,553	$26,246
Unused portion of revolving credit agreement(1)	195,000	202,000
Total liquidity	$221,553	$228,246

Net income	$11,926	$3,340
Net cash provided by operating activities	$38,094	$56,385
_________________________
(1) As of September 30, 2017, we had outstanding loans of $55.0 million under our $250.0 million revolving credit agreement.
Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.
Cash and Cash Equivalents
As of September 30, 2017, our cash and cash equivalents balance of $26.6 million reflects an $11.1 million decrease compared to $37.7 million as of March 31, 2017. This decrease primarily reflects $58.9 million of net cash paid for the acquisitions of Entrada and EagleDream, which were partially funded by $50.0 million of additional borrowings under our revolving credit agreement, offset by $10.0 million of principal repayments. Additionally, we paid $18.8 million to settle the contingent consideration liability related to the acquisition of HealthFusion. Our outstanding loans under our revolving credit agreement was $55.0 million as of September 30, 2017.
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
We believe that our cash and cash equivalents on hand at September 30, 2017, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.
Cash Flows from Operating Activities
The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2017 and 2016 (in thousands):

	Six Months Ended September 30,
	2017	2016
Net income	$11,926	$3,340
Non-cash expenses	29,195	34,097
Cash from net income, as adjusted	$41,121	$37,437

Change in other assets and liabilities	(3,027)	18,948
Net cash provided by operating activities	$38,094	$56,385

For the six months ended September 30, 2017, cash provided by operating activities decreased $18.3 million compared to the prior year period primarily due to higher cash used related to changes in other assets and liabilities because the prior year period benefited from decreases in accounts receivable and income taxes receivable. Cash from net income, as adjusted to exclude non-cash expenses increased $3.7 million due to a $8.6 million increase in net income, offset by a $4.9 million decrease in non-cash expenses. Refer to the "Net Income" section above for additional details regarding the fluctuations in net income. The decrease in non-cash expenses is primarily due to the fair value adjustments related to the HealthFusion contingent consideration recorded in the prior year period.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended September 30, 2017 was $73.9 million compared with $1.0 million of cash used in investing activities in the prior year period. The increase in net cash used in investing activities is primarily due to $58.9 million net cash paid for the acquisitions of Entrada and EagleDream, $9.3 million lower proceeds from sales of marketable securities, and $4.3 million increase in additions to capitalized software costs associated with the development of new products and enhancement of existing products, and $0.4 million higher additions to equipment and improvements.
Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended September 30, 2017 was $24.7 million compared with $56.3 million cash used by financing activities in the prior year period. The increase in cash provided in financing activities relates to $40.0 million of net cash provided by our revolving credit agreement, including $50.0 million of additional borrowings and $10.0 million of principal repayments, and $4.3 million proceeds from the issuance of shares under employee stock plans, offset by $18.8 million paid to settle the contingent consideration liability related to the acquisition of HealthFusion, compared to $57.0 million in principal repayments during the prior year period.
Contractual Obligations
The following table summarizes our significant contractual obligations at September 30, 2017 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2018 (remaining six months)	2019	2020	2021	2022	2023 and beyond
Operating lease obligations	$58,040	$4,331	$8,759	$8,437	$8,407	$8,120	$19,986
Remaining lease obligations for vacated properties (1)	5,309	1,197	1,413	794	816	551	538
Line of credit obligations (Note 7)	55,000	—	—	—	55,000	—	—
Purchase commitments (2)	$2,863	$313	$1,250	$1,300	$—	$—	$—
Total	$121,212	$5,841	$11,422	$10,531	$64,223	$8,671	$20,524
_________________________
(1) Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.1 million due in future periods under non-cancelable subleases.
(2) Purchase commitments relates to payments due under certain non-cancelable agreements to purchase goods and services.
The deferred compensation liability as of September 30, 2017 was $6.4 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.
The uncertain tax position liability as of September 30, 2017 was $5.3 million, which is not included in the table above as the timing of expected payments is not determinable.
New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2017, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.
As of September 30, 2017, we had $55.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of September 30, 2017 would result in a corresponding change in our annual interest expense of approximately $0.6 million. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.
As of September 30, 2017, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
Hussein Litigation
On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. Argument on the renewed application for reconsideration is scheduled for October 26, 2017.
On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. We believe the Court’s decision on our cross-complaint was erroneous and we are evaluating a potential appeal. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
Federal Securities Class Action
On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8:13-cv-01818-CJC-JPR, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. Oral argument was held on December 5, 2016. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. On September 5, 2017, we filed a petition for rehearing en banc, which was denied on September 29, 2017. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously, including by evaluating potential challenges to the Ninth Circuit decision. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.
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

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description	Filed Herewith

10.1	Amended 2015 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 of the registrant's Current Report on Form 8-K filed August 23, 2017).
10.2
Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health Inc. and Algimantas K. Chesonis (in the capacity of Securityholders' Representative) (incorporated by reference from Exhibit 2.1 of the registrant's Current Report on Form 8-K filed August 1, 2017).

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

QUALITY SYSTEMS, INC.
Date:	October 26, 2017	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date:	October 26, 2017	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)