Form 10-Q
period 2017-12-31
QUALITY SYSTEMS, INC
filed 2018-01-26
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

The number of outstanding shares of the Registrant’s common stock as of January 23, 2018 was 63,713,925 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED December 31, 2017

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,359	$37,673
Restricted cash and cash equivalents	3,393	4,916
Accounts receivable, net	79,416	83,407
Inventory	154	158
Income taxes receivable	4,082	2,679
Prepaid expenses and other current assets	17,944	17,969
Total current assets	128,348	146,802
Equipment and improvements, net	27,137	27,426
Capitalized software costs, net	23,209	13,607
Deferred income taxes, net	7,197	11,265
Intangibles, net	80,663	69,213
Goodwill	216,530	185,898
Other assets	18,299	19,010
Total assets	$501,383	$473,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,069	$4,618
Deferred revenue	52,843	52,383
Accrued compensation and related benefits	21,898	24,513
Income taxes payable	—	405
Other current liabilities	30,153	46,775
Total current liabilities	107,963	128,694
Deferred revenue, net of current	853	1,394
Deferred compensation	6,473	6,629
Line of credit	39,000	15,000
Other noncurrent liabilities	16,354	16,461
Total liabilities	170,643	168,178
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 63,712 and 62,455 shares at December 31, 2017 and March 31, 2017, respectively	637	625
Additional paid-in capital	240,584	228,549
Accumulated other comprehensive loss	(235)	(358)
Retained earnings (1)	89,754	76,227
Total shareholders' equity	330,740	305,043
Total liabilities and shareholders' equity	$501,383	$473,221

(1)	Includes cumulative-effect adjustment related to the adoption of ASU 2016-09, as defined in Note 1. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Software license and hardware	$13,131	$16,995	$40,198	$48,966
Software related subscription services	24,690	22,546	73,584	63,911
Total software, hardware and related	37,821	39,541	113,782	112,877
Support and maintenance	40,362	39,924	123,171	116,905
Revenue cycle management and related services	21,922	20,048	64,327	62,037
Electronic data interchange and data services	23,136	21,790	69,446	65,527
Professional services	8,474	6,565	24,518	19,893
Total revenues	131,715	127,868	395,244	377,239
Cost of revenue:
Software license and hardware	5,726	5,680	15,947	19,227
Software related subscription services	11,693	9,345	32,822	27,107
Total software, hardware and related	17,419	15,025	48,769	46,334
Support and maintenance	7,525	7,299	22,583	20,903
Revenue cycle management and related services	15,401	13,462	45,615	42,052
Electronic data interchange and data services	13,581	12,662	40,313	38,232
Professional services	7,708	5,904	22,278	19,643
Total cost of revenue	61,634	54,352	179,558	167,164
Gross profit	70,081	73,516	215,686	210,075
Operating expenses:
Selling, general and administrative	43,563	37,542	127,517	120,913
Research and development costs, net	20,645	19,714	60,161	56,230
Amortization of acquired intangible assets	1,956	2,568	6,015	7,889
Restructuring costs	130	231	130	4,685
Total operating expenses	66,294	60,055	193,823	189,717
Income from operations	3,787	13,461	21,863	20,358
Interest income	15	-	36	9
Interest expense	(733)	(629)	(2,250)	(2,445)
Other expense, net	(41)	(4)	(48)	(146)
Income before provision for income taxes	3,028	12,828	19,601	17,776
Provision for income taxes	1,487	2,342	6,134	3,950
Net income	$1,541	$10,486	$13,467	$13,826
Other comprehensive income:
Foreign currency translation, net of tax	222	(89)	123	(182)
Unrealized gain on marketable securities, net of tax	—	—	—	10
Comprehensive income	$1,763	$10,397	$13,590	$13,654
Net income per share:
Basic	$0.02	$0.17	$0.21	$0.22
Diluted	$0.02	$0.17	$0.21	$0.22
Weighted-average shares outstanding:
Basic	63,706	62,093	63,287	61,645
Diluted	63,708	62,093	63,296	61,900

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$13,467	$13,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,017	7,562
Amortization of capitalized software costs	4,409	6,626
Amortization of other intangibles	17,350	16,953
Amortization of debt issuance costs	807	807
Provision for bad debts	5,084	2,503
Provision for inventory obsolescence	55	369
Share-based compensation	8,585	5,177
Deferred income taxes	3,110	1,367
Excess tax benefit from share-based compensation	328	—
Change in fair value of contingent consideration	—	3,797
Loss on disposal of equipment and improvements	150	452
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	960	16,005
Inventory	(51)	(66)
Accounts payable	(2,442)	(5,983)
Deferred revenue	(709)	(8,195)
Accrued compensation and related benefits	(3,315)	(50)
Income taxes	(1,956)	18,060
Deferred compensation	(156)	381
Other assets and liabilities	3,082	1,832
Net cash provided by operating activities	56,775	81,423
Cash flows from investing activities:
Additions to capitalized software costs	(13,647)	(6,371)
Additions to equipment and improvements	(7,606)	(8,242)
Proceeds from sales and maturities of marketable securities	—	9,291
Payments for acquisitions, net of cash acquired	(58,892)	—
HealthFusion working capital adjustment payment	—	(282)
Net cash used in investing activities	(80,145)	(5,604)
Cash flows from financing activities:
Proceeds from line of credit	50,000	—
Repayments on line of credit	(26,000)	(80,000)
Payment of contingent consideration related to acquisitions	(18,817)	—
Proceeds from issuance of shares under employee plans	4,640	999
Payments for taxes related to net share settlement of equity awards	(767)	—
Net cash provided by (used in) financing activities	9,056	(79,001)
Net decrease in cash and cash equivalents	(14,314)	(3,182)
Cash and cash equivalents at beginning of period	37,673	27,176
Cash and cash equivalents at end of period	$23,359	$23,994

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,786	$4,455
Cash refunds from income taxes	1,084	19,932
Cash paid for interest	1,388	1,670
Common stock issued for Mirth share-based contingent consideration	-	9,273
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$1,442	$3,094
Unpaid additions to equipment and improvements	138	80
On April 14, 2017, we acquired Entrada in a transaction summarized as follows:
Fair value of net assets acquired	$35,293	$—
Cash paid, net of cash acquired	$(33,856)	$—
Liabilities assumed	$1,437	$—
On August 16, 2017, we acquired EagleDream in a transaction summarized as follows:
Fair value of net assets acquired	$27,895	$—
Cash paid, net of cash acquired	$(25,036)	$—
Liabilities assumed	$2,859	$—

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

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of December 31, 2017 and for the three and nine months ended December 31, 2017 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Significant Accounting Policies. There have been no material changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Costs and expenses:
Cost of revenue	$259	$144	$686	$459
Research and development costs	557	273	1,431	690
Selling, general and administrative	2,637	1,584	6,468	4,028
Total share-based compensation	3,453	2,001	8,585	5,177
Income tax benefit	(1,080)	(718)	(2,940)	(1,825)
Decrease in net income	$2,373	$1,283	$5,645	$3,352

Recent Accounting Standards.  Recent accounting pronouncements requiring implementation in current or future periods are discussed below or in the notes, where applicable.

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

We have completed our assessment of the potential impacts to our business processes, systems, and internal controls that could result from the implementation of the new revenue guidance. Based on our assessment, we currently believe that the impact on our consolidated financial statements could be material. We expect that revenue related to hardware, EDI, maintenance, and certain subscriptions would remain substantially unchanged, and we are the process of evaluating the impact of the new revenue guidance on our other revenue streams. Due to the complexity of our revenue recognition, a significant amount of work remains as we continue to evaluate all potential impacts of the new revenue guidance, and develop and implement the necessary changes to our current accounting systems, processes, and internal controls. Accordingly, our preliminary assessments are subject to change. We expect that the new revenue guidance will result in additional complexity to our revenue recognition, including the use of an increased amount of significant judgments and estimates, particularly as it relates to our RCM services revenue, as compared to our current revenue recognition.  We preliminarily expect our RCM services revenue to decrease subsequent to the adoption of the new revenue guidance as a larger portion of our RCM fees is expected to be allocated to software and subscriptions revenue.

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

2. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2017 and March 31, 2017:

	Balance At	Quoted Prices in Active Markets for	Significant Other	Unobservable
	December 31, 2017	Identical Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$23,359	$23,359	$—	$—
Restricted cash and cash equivalents	3,393	3,393	—	—
	$26,752	$26,752	$—	$—

	Balance At	Quoted Prices in Active Markets for	Significant Other	Unobservable
	March 31, 2017	Identical Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)
ASSETS
Cash and cash equivalents (1)	$37,673	$37,673	$—	$—
Restricted cash and cash equivalents	4,916	4,916	—	—
	$42,589	$42,589	$—	$—
LIABILITIES
Contingent consideration related to acquisitions (2)	$18,817	$—	$18,817	$—
	$18,817	$—	$18,817	$—

(1)	Cash equivalents consist primarily of money market funds.
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

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three and nine months ended December 31, 2017, no adjustments were recorded.

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

The total preliminary purchase price for the EagleDream acquisition is summarized as follows:

Initial purchase price	$26,000
Preliminary working capital and other adjustments	(391)
Total preliminary purchase price	$25,609

August 16, 2017
Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$573
Accounts receivable, net	217
Prepaid expense and other current assets	20
Accounts payable	(115)
Accrued compensation and related benefits	(271)
Deferred revenues	(394)
Deferred income taxes, net	(1,957)
Other liabilities	(122)
Total preliminary net tangible assets acquired and liabilities assumed	(2,049)
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	14,258
Software technology	12,800
Customer relationships	600
Total preliminary identifiable intangible assets acquired	27,658
Total preliminary purchase price	$25,609

The pro forma effects of the EagleDream acquisition would not have been material to the Company's results of operations and are therefore not presented.

4. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of December 31, 2017 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of December 31, 2017 was $216,530, which reflects the acquisitions of Entrada and EagleDream (see Note 3). The carrying amount of goodwill as of March 31, 2017 was $185,898.

5. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows, and reflects the acquisitions of Entrada and EagleDream (see Note 3):

	December 31, 2017
	Customer	Trade Name	Software
	Relationships	and Contracts	Technology	Total
Gross carrying amount	$54,450	$7,080	$91,110	$152,640
Accumulated amortization	(33,955)	(3,118)	(34,904)	(71,977)
Net intangible assets	$20,495	$3,962	$56,206	$80,663

	March 31, 2017
	Customer	Trade Name	Software
	Relationships	and Contracts	Technology	Total
Gross carrying amount	$50,550	$5,480	$67,810	$123,840
Accumulated amortization	(28,972)	(2,088)	(23,567)	(54,627)
Net intangible assets	$21,578	$3,392	$44,243	$69,213

Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $1,956 and $2,568 for the three months ended December 31, 2017 and 2016, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,127 and $3,007 for the three months ended December 31, 2017 and 2016, respectively.

Amortization expense related to customer relationships and trade name and contracts was $6,015 and $7,889 for the nine months ended December 31, 2017 and 2016, respectively. Amortization expense related to software technology was $11,335 and $9,064 for the nine months ended December 31, 2017 and 2016, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2017:

	Amortization Expense Recorded As:
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2018 (remaining three months)	$1,922	$4,128	$6,050
2019	5,577	16,511	22,088
2020	4,580	16,511	21,091
2021	3,731	12,628	16,359
2022	2,593	4,840	7,433
2023 and beyond	6,054	1,588	7,642
Total	$24,457	$56,206	$80,663

6. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2017	March 31, 2017
Gross carrying amount	$115,202	$104,948
Accumulated amortization	(91,993)	(91,341)
Net capitalized software costs	$23,209	$13,607

Amortization expense related to capitalized software costs was $1,838 and $1,807 for the three months ended December 31, 2017 and 2016, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income.

Amortization expense related to capitalized software costs was $4,409 and $6,626 for the nine months ended December 31, 2017 and 2016, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2017. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2018 (remaining three months)	$2,500
2019	10,500
2020	6,100
2021	3,500
2022	609
Total	$23,209

7. Line of Credit

On January 4, 2016, we entered into a $250,000 revolving credit agreement (“Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other lenders. The Credit Agreement is secured by substantially all of our existing and future property and material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement matures on January 4, 2021 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. The revolving loans under the Credit Agreement will be available for letters of credit, working capital and general corporate purposes. We were in compliance with all covenants under the Credit Agreement as of December 31, 2017.

As of December 31, 2017, we had $39,000 in outstanding loans and $211,000 of unused credit under the Credit Agreement. As of March 31, 2017, we had $15,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $463 and $359 for the three months ended December 31, 2017 and 2016, respectively. Amortization of deferred debt issuance costs was $269 for both the three months ended December 31, 2017 and 2016.

Interest expense related to the Credit Agreement was $1,390 and $1,631 for the nine months ended December 31, 2017 and 2016, respectively. Amortization of deferred debt issuance costs was $807 for both the nine months ended December 31, 2017 and 2016, respectively.

8. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	December 31, 2017	March 31, 2017
Accounts receivable, gross	$88,437	$93,377
Sales return reserve	(5,580)	(7,213)
Allowance for doubtful accounts	(3,441)	(2,757)
Accounts receivable, net	$79,416	$83,407

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2017	March 31, 2017
Prepaid expenses	$16,409	$14,884
Other current assets	1,535	3,085
Prepaid expenses and other current assets	$17,944	$17,969

Equipment and improvements are summarized as follows:

	December 31, 2017	March 31, 2017
Computer equipment	$26,886	$22,014
Internal-use software	14,359	13,053
Furniture and fixtures	11,448	10,472
Leasehold improvements	16,231	16,360
Equipment and improvements, gross	68,924	61,899
Accumulated depreciation and amortization	(41,787)	(34,473)
Equipment and improvements, net	$27,137	$27,426

The current portion of deferred revenues are summarized as follows:

	December 31, 2017	March 31, 2017
Professional services	$21,887	$21,889
Software license, hardware and other	12,251	12,680
Support and maintenance	9,436	9,691
Software related subscription services	9,269	8,123
Deferred revenue	$52,843	$52,383

Accrued compensation and related benefits are summarized as follows:

	December 31, 2017	March 31, 2017
Payroll, bonus and commission	$13,198	$15,836
Vacation	8,700	8,677
Accrued compensation and related benefits	$21,898	$24,513

Other current and noncurrent liabilities are summarized as follows:

	December 31, 2017	March 31, 2017
Customer credit balances and deposits	$4,406	$4,124
Care services liabilities	3,393	4,957
Accrued self insurance expense	2,880	1,697
Accrued consulting and outside services	2,384	2,496
Deferred rent and lease obligations	2,228	2,427
Accrued EDI expense	2,025	2,490
Accrued royalties	1,891	2,033
Accrued outsourcing costs	1,853	1,588
Accrued legal expense	1,560	853
Accrued hosting costs	973	401
Employee benefit plan withholdings	655	739
Sales tax payable	601	448
Contingent consideration and other liabilities related to acquisitions	—	18,817
Other accrued expenses	5,304	3,705
Other current liabilities	$30,153	$46,775

Deferred rent and lease obligations	$11,116	$11,402
Uncertain tax positions	4,890	4,762
Other liabilities	348	297
Other noncurrent liabilities	$16,354	$16,461

9. Income Taxes

The provision for income taxes in the three months ended December 31, 2017 and 2016 was $1,487 and $2,342, respectively. The effective tax rates were 49.1% and 18.3% for the three months ended December 31, 2017 and 2016, respectively.  The provision for income taxes for the nine months ended December 31, 2017 and 2016 was $6,134 and $3,950, respectively. The effective tax rates were 31.3% and 22.2% for the nine months ended December 31, 2017 and 2016, respectively. The increase in the effective tax rate for the three and nine months ended December 31, 2017 compared to the prior year periods was primarily due to a one-time revaluation of deferred and foreign transition taxes, which was a result of new tax reform legislation enacted on December 22, 2017, as described further below. This increase in the effective tax rate was offset by a favorable benefit due to an increase in the research and development credit claimed on our recently filed tax return.

The deferred tax assets and liabilities are presented net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, state net operating loss carryforwards, and foreign accumulated minimum tax credits, for which we have recorded a valuation allowance.

Uncertain tax positions

We had liabilities of $4,890 and $4,762 for unrecognized tax benefits related to various federal, state and local income tax matters as of December 31, 2017 and March 31, 2017, respectively. If recognized, this amount would reduce our effective tax rate.

We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2014. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2013. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

United States Tax Reform

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform”). This new tax legislation, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that will impact our Company. Below is a summary of the provisions of the Tax Reform that we believe will be most impactful to our Company.

We are subject to the provisions of FASB Accounting Standards Codification 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Tax Reform reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, and thus we have revised our estimated annual effective tax rate to reflect the change in the federal statutory rate by using a blended rate of 31.5% for the annual period ended March 31, 2018. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to income tax expense for the three and nine months ended December 31, 2017 related to the remeasurement of certain deferred tax assets and liabilities.  The resulting $3,095 decrease in net deferred tax assets was reasonably estimated and based on the tax rates at which they are expected to reverse in the future. We are currently in the process of analyzing certain aspects of the Tax Reform and continue to refine our calculations, which include, but are not limited to, computing the full year remeasurement of net deferred tax assets.

The Tax Reform also required a one-time transition tax based on total post-1986 foreign cumulative earnings and profits previously deferred from United States federal taxation, which was reasonably estimated at December 31, 2017 and recorded as a one-time income tax expense of $1,354 in the current period. This liability is expected to be paid with our annual tax returns for the fiscal year ended March 31, 2018. We will continue to analyze the calculation of cumulative foreign earnings and finalize the amounts held in cash or other specified assets.

We have recorded the provisional impacts of the Tax Reform at December 31, 2017 based on our most reasonable estimates, as noted above. The Tax Reform legislation includes various other provisions with effective dates for the Company beginning April 1, 2018 and beyond.  For other changes that impact business related income, exclusions, deductions and credits with effective dates for our fiscal year beginning April 1, 2018, we will continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Reform. We will continue to analyze the provisions of the Tax Reform to fully assess the impact on our consolidated financial statements and expect to provide additional details in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

10. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Earnings per share — Basic:
Net income	$1,541	$10,486	$13,467	$13,826
Weighted-average shares outstanding — Basic	63,706	62,093	63,287	61,645
Net income per common share — Basic	$0.02	$0.17	$0.21	$0.22

Earnings per share — Diluted:
Net income	$1,541	$10,486	$13,467	$13,826
Weighted-average shares outstanding	63,706	62,093	63,287	61,645
Effect of potentially dilutive securities	2	-	9	255
Weighted-average shares outstanding — Diluted	63,708	62,093	63,296	61,900
Net income per common share — Diluted	$0.02	$0.17	$0.21	$0.22

The computation of diluted net income per share does not include 3,228 and 2,785 options to acquire shares of common stock for the three and nine months ended December 31, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 3,054 and 3,015 options to acquire shares of common stock for the three and nine months ended December 31, 2016, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

11. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2017, there were 689,260 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of December 31, 2017, there were 3,134,375 outstanding options, 1,601,580 outstanding shares of restricted stock awards, 86,187 outstanding shares of performance stock awards, and 9,269,858 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the nine months ended December 31, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2017	2,885,415	$15.41	6.2	$3,150
Granted	1,479,000	14.56	7.8
Exercised	(216,405)	16.62	6.0	$119
Forfeited/Canceled	(324,375)	17.93	4.7
Outstanding, December 31, 2017	3,823,635	$15.73	6.3	$733
Vested and expected to vest, December 31, 2017	3,401,964	$15.90	6.3	$654
Exercisable, December 31, 2017	923,480	$19.96	4.4	$190

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Expected term	5.6 - 6.1 years	6.3 years	5.6 - 6.1 years	6.0 - 6.6 years
Expected volatility	37.0% - 37.5%	37.1%	37.0% - 37.7%	36.9% - 37.4%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Risk-free rate	2.1% - 2.2%	1.5%	1.9% - 2.2%	1.2% - 1.5%

The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2017 and 2016 was $5.59 and $4.92 per share, respectively.

During the nine months ended December 31, 2017, a total of 1,479,000 options to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
June 13, 2017	249,000	$16.37	Four Years	June 13, 2025
May 24, 2017	60,000	$14.57	Four Years	May 24, 2025
August 4, 2017	25,000	$16.13	Four Years	August 4, 2025
October 31, 2017	915,000	$14.07	Four Years	October 31, 2025
December 4, 2017	230,000	$14.38	Four Years	December 4, 2025
Fiscal year 2018 grants	1,479,000

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Non-vested stock option award activity during the nine months ended December 31, 2017 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2017	2,073,295	$5.09
Granted	1,479,000	5.59
Vested	(442,690)	4.86
Forfeited/Canceled	(209,450)	4.57
Outstanding, December 31, 2017	2,900,155	$5.16

As of December 31, 2017, $12,861 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.2 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2017 and 2016 was $2,154 and $1,189, respectively.

Restricted stock awards activity during the nine months ended December 31, 2017 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
Restricted Stock	Shares	per Share
Outstanding, April 1, 2017	902,948	$12.92
Granted	1,140,374	15.50
Vested	(344,659)	12.66
Canceled	(97,083)	14.10
Outstanding, December 31, 2017	1,601,580	$14.82

Share-based compensation expense related to restricted stock awards was $2,333 and $1,054 for the three months ended December 31, 2017 and 2016, respectively. Share-based compensation expense related to restricted stock awards was $6,079 and $2,571 for the nine months ended December 31, 2017 and 2016, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of December 31, 2017, $19,034 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 86,187 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $77 and $227 for the three and nine months ended December 31, 2017, respectively.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of December 31, 2017, we have issued 315,368 shares under the Purchase Plan and 3,684,632 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $88 and $70 for the three months ended December 31, 2017 and 2016, respectively. Share-based compensation expense recorded for the employee share purchase plan was $265 and $277 for the nine months ended December 31, 2017 and 2016, respectively.

12. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at December 31, 2017.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

13. Commitments, Guarantees and Contingencies

The following table summarizes our significant contractual obligations at December 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2018 (remaining three months)	2019	2020	2021	2022	2023 and beyond
Operating lease obligations	$60,114	$2,219	$9,321	$9,013	$8,998	$8,726	$21,837
Remaining lease obligations for vacated properties (1)	4,659	547	1,413	794	816	551	538
Line of credit obligations (Note 7)	39,000	-	-	-	39,000	-	-
Purchase commitments (2)	32,322	312	3,840	5,297	7,073	7,900	7,900
Total	$136,095	$3,078	$14,574	$15,104	$55,887	$17,177	$30,275

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1,258 due in future periods under non-cancelable subleases.

(2)	Purchase commitments relates to payments due under certain non-cancelable agreements to purchase goods and services.

The deferred compensation liability as of December 31, 2017 was $6,473, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of December 31, 2017 was $4,890, which is not included in the table above as the timing of expected payments is not determinable.

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

On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied.  Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017.  The Court again denied Hussein’s application.

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

Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we are evaluating a potential cross-appeal. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Federal Securities Class Action

On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8:13-cv-01818-CJC-JPR, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. On September 5, 2017, we filed a petition for rehearing en banc, which was denied on September 29, 2017. After the Ninth Circuit issued its mandate, the District Court reopened the case. The parties have begun discovery. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously, including by evaluating potential challenges to the Ninth Circuit decision. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, pursuant to a stipulated briefing schedule, Defendants’ motion to dismiss is due February 2, 2018.

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours.  The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company.  The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures.  On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.

We believe that the plaintiffs’ claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Other Regulatory Matters

In April 2017, we received a request for documents and information from the United States Attorney's Office for the District of Vermont pursuant to a Civil Investigative Demand (“CID”). The CID relates to an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record Incentive Program. We have provided documents and information in response to that CID. On December 11, 2017, we received a subpoena from the United States Department of Justice in connection with the same matter seeking among other things records relating to (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying the 2014 EHR software, and information, and (c) payments provided for the referral of EHR business.

Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.  We continue to respond to this CID and subpoena and intend to cooperate fully with the government. Requests and investigations of this nature may lead to the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to these requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

14. Restructuring Plan

In fiscal year 2016, as part of our reorganization efforts, we recorded $7,078 of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring plan was substantially complete by the end of fiscal 2017. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits would be paid and the amounts were reasonably estimable. Also included in restructuring costs were certain facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.  As of December 31, 2017, the remaining lease obligation, net of estimated projected sublease rentals, was $1,363.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act, the Patient Protection and Affordable Care Act, and the Medicare Access and CHIP Reauthorization Act of 2015, uncertainties related to the future impact of United States tax reform, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three and nine months ended December 31, 2017 and 2016 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Software license and hardware	10.0%	13.3%	10.2%	13.0%
Software related subscription services	18.7	17.6	18.6	16.9
Total software, hardware and related	28.7	30.9	28.8	29.9
Support and maintenance	30.6	31.2	31.2	31.0
Revenue cycle management and related services	16.6	15.7	16.3	16.4
Electronic data interchange and data services	17.6	17.0	17.6	17.4
Professional services	6.4	5.1	6.2	5.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	4.3	4.4	4.0	5.1
Software related subscription services	8.9	7.3	8.3	7.2
Total software, hardware and related	13.2	11.8	12.3	12.3
Support and maintenance	5.7	5.7	5.7	5.5
Revenue cycle management and related services	11.7	10.5	11.5	11.1
Electronic data interchange and data services	10.3	9.9	10.2	10.1
Professional services	5.9	4.6	5.6	5.2
Total cost of revenue	46.8	42.5	45.4	44.3
Gross profit	53.2	57.5	54.6	55.7
Operating expenses:
Selling, general and administrative	33.1	29.4	32.3	32.1
Research and development costs, net	15.7	15.4	15.2	14.9
Amortization of acquired intangible assets	1.5	2.0	1.5	2.1
Restructuring costs	0.1	0.2	0.0	1.2
Total operating expenses	50.3	47.0	49.0	50.3
Income from operations	2.9	10.5	5.5	5.4
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.6)	(0.5)	(0.6)	(0.6)
Other expense, net	0.0	0.0	0.0	0.0
Income before provision for income taxes	2.3	10.0	5.0	4.7
Provision for income taxes	1.1	1.8	1.6	1.0
Net income	1.2%	8.2%	3.4%	3.7%

Revenues

The following table presents our consolidated revenues for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Software license and hardware	$13,131	$16,995	$40,198	$48,966
Software related subscription services	24,690	22,546	73,584	63,911
Total software, hardware and related	37,821	39,541	113,782	112,877
Support and maintenance	40,362	39,924	123,171	116,905
Revenue cycle management and related services	21,922	20,048	64,327	62,037
Electronic data interchange and data services	23,136	21,790	69,446	65,527
Professional services	8,474	6,565	24,518	19,893
Total revenues	$131,715	$127,868	$395,244	$377,239

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

Consolidated revenue for the three months ended December 31, 2017 increased $3.8 million compared to the prior year primarily due to higher sales of software related subscription services, RCM services, and EDI services, partially offset by lower software license and hardware revenue. Software related subscription services increased $2.1 million from sales of our cloud-based Entrada platform acquired in April 2017, incremental sales from our acquisition of EagleDream Health in August 2017, and higher sales of our MediTouch® cloud-based subscriptions. Professional services revenue increased $1.9 million, which was mostly associated with transcription and editing services from our acquisition of Entrada, offset by lower sales of professional services due to lower client demand for our core software products and related implementation, training, and consulting services. RCM services revenue increased $1.9 million from the addition of new clients and organic growth achieved through cross selling and ramping up of RCM services provided to our existing clients. EDI revenue increased $1.3 million, which was primarily related to higher EDI services sold with our MediTouch® cloud-based solutions, addition of new clients, and further penetration of our existing client base. The $0.4 million increase in support and maintenance is primarily due to lower sales credits in the current year period and the impact of our annual price increases, partially offset by client attrition. Software license and hardware declined $3.9 million, which mainly reflects the increasingly saturated end-market for electronic health records software and our transition to a recurring subscription-based model.

Consolidated revenue for the nine months ended December 31, 2017 increased $18.0 million compared to the prior year primarily due to higher sales of software related subscription services, RCM services, and EDI services, partially offset by lower software license and hardware revenue. Software related subscription services increased $9.7 million from sales of our cloud-based Entrada platform acquired in April 2017, and higher sales of our MediTouch® cloud-based subscriptions, Mirth interoperability solutions, patient portal, and QSIDental Web offerings as we continue to expand our client base. The $6.3 million increase in support and maintenance is primarily due to lower sales credits in the current year, addition of new customers, and the impact of our annual price increases. The $4.6 million increase in professional services is mostly associated with transcription and editing services from our acquisition of Entrada, offset by lower sales of professional services due to lower client demand for our core software products and related implementation, training, and consulting services. EDI revenue increased $3.9 million, which was primarily related to higher EDI services sold with our MediTouch® cloud-based solutions, addition of new clients, and further penetration of our existing client base. RCM services revenue increased $2.3 million from the addition of new clients and organic growth achieved through cross selling and ramping up of RCM services provided to our existing clients, offset by customer attrition. The $8.8 million decline in software license and hardware reflects the increasingly saturated end-market for electronic health records software and our transition to a recurring subscription-based model.

Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 84% and 82% of total revenue for the three months ended December 31, 2017 and 2016, respectively. For the nine months ended December 31, 2017 and 2016, recurring service revenue, represented 84% and 82%, respectively, of total revenue.

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

Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Total cost of revenue	$61,634	$54,352	$179,558	$167,164
Gross profit	70,081	73,516	215,686	210,075
Gross margin %	53.2%	57.5%	54.6%	55.7%

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

Share-based compensation expense included in cost of revenue was $0.3 million and $0.1 million for the three months ended December 31, 2017 and 2016, and is included in the amounts in the table above. Share-based compensation expense included in cost of revenue was $0.7 million and $0.5 million for the nine months ended December 31, 2017 and 2016, and is included in the amounts in the table above.

Gross profit for the three months ended December 31, 2017 decreased $3.4 million compared to the prior year period due primarily to a $7.3 million increase in cost of revenue, offset by the $3.8 million higher revenues as discussed above. The increase in cost of revenue compared to the prior year period is the result of higher costs associated with the acquisitions of Entrada in April 2017 and EagleDream Health in August 2017, higher amortization of the software technology intangible assets associated with the two recent acquisitions, and higher personnel costs associated with delivering support and maintenance and RCM services, partially offset by lower amortization of previously capitalized software development cost, which result in a decline in our gross margin to approximately 53% in the current quarter compared to 58% in the prior year quarter.

Gross profit for the nine months ended December 31, 2017 increased $5.6 million compared to the prior year period due primarily to $18.0 million higher revenues as discussed above, offset by a $12.4 million increase in cost of revenue. The increase in cost of revenue is the result of higher costs associated with the acquisitions of Entrada in April 2017 and EagleDream Health in August 2017, higher amortization of the software technology intangible assets associated with the two recent acquisitions, and higher personnel costs associated with delivering our RCM services. Gross margin decreased to approximately 55% in the nine months ended December 31, 2017 compared to 56% in the prior year nine months.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Selling, general and administrative	$43,563	$37,542	$127,517	$120,913
Selling, general and administrative, as a percentage of revenue	33.1%	29.4%	32.3%	32.1%

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

Share-based compensation expense included in selling, general and administrative expenses was $2.6 million and $1.6 million for the three months ended December 31, 2017 and 2016, respectively, and is included in the amounts in the table above. Share-based compensation expense included in selling, general and administrative expenses was $6.5 million and $4.0 million for the nine months ended December 31, 2017 and 2016, respectively, and is included in the amounts above. The increase in share-based compensation for the three and nine months ended December 31, 2017 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 11, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $6.0 million for the three months ended December 31, 2017 compared to the prior year as a result of a $2.0 million benefit recorded in the prior year period related to fair value adjustments of the HealthFusion contingent consideration, higher incremental costs associated with our acquisitions of Entrada in April 2017 EagleDream Health in August 2017, increases in bad debt expense associated with our continued efforts to resolve aged customer receivable balances, and higher legal expense.

Selling, general and administrative expenses increased $6.6 million for the nine months ended December 31, 2017 compared to the prior year primarily due to higher incremental costs associated with our acquisitions of Entrada in April 2017 EagleDream Health in August 2017, increases in bad debt expense associated with our continued efforts to resolve aged customer receivable balances, and higher consulting costs associated with our assessment and implementation of the new revenue standard (ASC 606, Revenue From Contracts With Customers), including implementation of a new accounting system module, and higher legal expense, offset by $3.4 million of fair value adjustments related to the HealthFusion contingent consideration recorded in the prior year period.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Gross expenditures	$24,668	$20,766	$73,808	$62,601
Capitalized software costs	(4,023)	(1,052)	(13,647)	(6,371)
Research and development costs, net	$20,645	$19,714	$60,161	$56,230
Research and development costs, as a percentage of revenue	15.7%	15.4%	15.2%	14.9%
Capitalized software costs as a percentage of gross expenditures	16.3%	5.1%	18.5%	10.2%

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

Share-based compensation expense included in research and development costs was $0.6 million and $0.3 million for the three months ended December 31, 2017 and 2016, respectively, and is included in the amounts in the table above. Share-based compensation expense included in research and development costs was $1.4 million and $0.7 million for the nine months ended December 31, 2017 and 2016, respectively, and is included in the amounts above.

Net research and development costs for the three months ended December 31, 2017 increased $0.9 million compared to the prior year period, which is due to a $3.9 million increase in our gross expenditures, offset by $3.0 million higher capitalization of software costs. Net research and development costs for the nine months ended December 31, 2017 increased $3.9 million compared to the prior year, which is due to a $11.2 million increase in our gross expenditures, offset by $7.3 million higher capitalization of software costs. The increase in both gross expenditures and capitalization of software costs are related to the development of the next major versions of our core software products and enhancements to our existing products, for which we incurred a higher level of personnel and third party development costs. Additionally, the acquisition of Entrada in April 2017 and an increase in our research and development headcount contributed to the increases in gross expenditures. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Amortization of acquired intangible assets	$1,956	$2,568	$6,015	$7,889

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

Amortization of acquired intangible assets for the three and nine months ended December 31, 2017 declined $0.6 million and $1.9 million, respectively, compared to prior year period due to certain acquired intangible assets being fully amortized during the year, partially offset by the incremental amortization associate with intangible assets acquired from Entrada and EagleDream.

Restructuring Costs

During the three and nine months ended December 31, 2016, we recorded $0.2 million and $4.7 million, respectively, of restructuring costs within operating expenses in our consolidated statements of comprehensive income. The restructuring costs resulted from a restructuring plan that we announced in April 2016, and such costs consist primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. The restructuring plan was substantially complete by the end of fiscal 2017. During the three and nine months ended December 31, 2017, we recorded $0.1 million of restructuring costs related to adjustments of our estimated remaining lease obligations. Refer to Note 14, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional details.

Interest and Other Income and Expense

The following table presents our interest expense for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Interest income	$15	$-	$36	$9
Interest expense	(733)	(629)	(2,250)	(2,445)
Other expense, net	(41)	(4)	(48)	(146)

Interest expense relates to our revolving credit agreement that was entered into in January 2016 and the related amortization of deferred debt issuance costs. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

The fluctuations in our interest expense is caused by changes in outstanding balances under our revolving credit agreement in the current year compared to prior year. As of December 31, 2017, we had $39.0 million in outstanding balances under the revolving credit agreement, compared to an outstanding balance of $15.0 million as of March 31, 2017 and $25.0 million as of December 31, 2016. All other fluctuations in interest and other income and expense are not deemed significant.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended December 31, 2017 and 2016 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Provision for income taxes	$1,487	$2,342	$6,134	$3,950
Effective tax rate	49.1%	18.3%	31.3%	22.2%

The effective tax rates for the three and nine months ended December 31, 2017 compared to the prior year periods increased primarily due to a one-time revaluation of deferred and foreign transition taxes, which was a result of new tax reform legislation enacted on December 22, 2017. The increase in the effective tax rates was offset by a favorable benefit due to an increase in the research and development credit claimed on our recently filed tax return.

We continue to fully assess the impact of the new tax reform legislation, that was enacted December 22, 2017, on our future taxes and on our consolidated financial statements. We have recorded the provisional impacts of the new tax reform legislation as of December 31, 2017 based on our most reasonable estimates. Our estimated impacts of the new tax reform legislation are based on our current knowledge, interpretation, and assumptions, and the recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018, actions taken by the Company, the issuance of further guidance, and our further analysis of the new tax reform legislation. Refer to Note 9, "Income Taxes" of our notes to consolidated financial statements included elsewhere in this Report for more information.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income	$1,541	$10,486	$13,467	$13,826
Net income per share:
Basic	$0.02	$0.17	$0.21	$0.22
Diluted	$0.02	$0.17	$0.21	$0.22

As a result of the foregoing changes in revenue and expense, net income for the three and nine months ended December 31, 2017 decreased $8.9 million and decreased $0.4 million, respectively, compared to the prior year periods.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine Months Ended December 31,
	2017	2016
Cash and cash equivalents	$23,359	$23,994
Unused portion of revolving credit agreement (1)	211,000	225,000
Total liquidity	$234,359	$248,994
Net income	$13,467	$13,826
Net cash provided by operating activities	$56,775	$81,423

(1)	As of December 31, 2017, we had outstanding loans of $39.0 million under our $250.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of December 31, 2017, our cash and cash equivalents balance of $23.4 million reflects an $14.3 million decrease compared to $37.7 million as of March 31, 2017. This decrease primarily reflects $58.9 million of net cash paid for the acquisitions of Entrada and EagleDream, which were partially funded by $50.0 million of additional borrowings under our revolving credit agreement, $26.0 million of principal repayments, and payment of $18.8 million to settle the contingent consideration liability related to the acquisition of HealthFusion, offset by $56.8 million of cash from operations. Our outstanding loans under our revolving credit agreement was $39.0 million as of December 31, 2017.

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

We believe that our cash and cash equivalents on hand at December 31, 2017, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2017 and 2016 (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net income	$13,467	$13,826
Non-cash expenses	47,895	45,613
Cash from net income, as adjusted	$61,362	$59,439
Change in deferred revenue	(709)	(8,195)
Change in accounts receivable	960	16,005
Change in other assets and liabilities	(4,838)	14,174
Net cash provided by operating activities	$56,775	$81,423

For the nine months ended December 31, 2017, cash provided by operating activities decreased $24.6 million compared to the prior year period, of which $15.0 million of the decrease was driven by a decline in accounts receivable in the prior year period related to improved collections and aggressive working capital management and $20.0 million of the decrease was due to changes in income taxes payable and receivable, offset by $7.5 million from lower deferred revenue in the prior year period caused by lower system sales and a shift in market dynamics toward cloud-based solutions. Net income for the nine months ended December 31, 2017 decreased $0.4 million compared to the prior year period, as described in the "Net Income" section above. Non-cash expenses for the nine months ended December 31, 2017 increased $2.3 million compared to the prior year period primarily due to higher share-based compensation expense and higher bad debt expense, offset by a decrease in amortization of previously capitalized software costs and lower fair value adjustments related to the HealthFusion contingent consideration that were recorded in the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2017 was $80.1 million compared with $5.6 million of cash used in investing activities in the prior year period. The increase in net cash used in investing activities is primarily due to $58.9 million net cash paid for the acquisitions of Entrada and EagleDream, $9.3 million lower proceeds from sales of marketable securities, and $7.3 million increase in additions to capitalized software costs associated with the development of new products and enhancement of existing products, offset by $0.6 million fewer additions to equipment and improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2017 was $9.1 million compared with $79.0 million cash used by financing activities in the prior year period. The increase in cash provided in financing activities relates to $24.0 million of net cash provided by our revolving credit agreement, including $50.0 million of additional borrowings and $26.0 million of principal repayments, compared to the prior year period repayment of $80.0 million on our line of credit.  Additionally, in the nine months ended December 31, 2017 we received $4.6 million in proceeds from the issuance of shares under employee stock plans.  The increase in cash provided by financing activities was partially offset by $18.8 million paid to settle the contingent consideration liability related to the acquisition of HealthFusion in the nine months ended December 31, 2017.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2018 (remaining three months)	2019	2020	2021	2022	2023 and beyond
Operating lease obligations	$60,114	$2,219	$9,321	$9,013	$8,998	$8,726	$21,837
Remaining lease obligations for vacated properties (1)	4,659	547	1,413	794	816	551	538
Line of credit obligations (Note 7)	39,000	-	-	-	39,000	-	-
Purchase commitments (2)	32,322	312	3,840	5,297	7,073	7,900	7,900
Total	$136,095	$3,078	$14,574	$15,104	$55,887	$17,177	$30,275

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.3 million due in future periods under non-cancelable subleases.

(2)	Purchase commitments relates to payments due under certain non-cancelable agreements to purchase goods and services.

The deferred compensation liability as of December 31, 2017 was $6.5 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of December 31, 2017 was $4.9 million, which is not included in the table above as the timing of expected payments is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2017, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of December 31, 2017, we had $39.0 million in outstanding loans under our revolving credit agreement. The revolving loans under the agreement bear interest at our option of either, (a) a base rate based on the highest of (i) the rate of interest per annum publicly announced from time to time by JPMorgan Chase Bank, N.A., as its prime rate, (ii) the greater of (A) the federal funds effective rate and (B) the overnight bank funding rate (as determined by the Federal Reserve Bank of New York) plus 0.50% and (iii) the one-month British Bankers Association London Interbank Offered Rate ("LIBOR") plus 1.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 0.50% to 1.50%, or (b) a LIBOR-based rate (subject to a floor of 0.00%) plus an applicable margin based on our leverage ratio from time to time, ranging from 1.50% to 2.50%. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of December 31, 2017 would result in a corresponding change in our annual interest expense of approximately $0.4 million. Refer to Note 7, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of December 31, 2017, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company.  We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that the plaintiff breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application.

On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint.  The Court denied each motion.  Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018.  Hussein has noticed his appeal of the order granting summary judgment over his claims, and we are evaluating a potential cross-appeal.  At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Federal Securities Class Action

On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8:13-cv-01818-CJC-JPR, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. On September 5, 2017, we filed a petition for rehearing en banc, which was denied on September 29, 2017. After the Ninth Circuit issued its mandate, the District Court reopened the case. The parties have begun discovery. We believe that the plaintiffs' claims are without merit and continue to defend against them vigorously, including by evaluating potential challenges to the Ninth Circuit decision. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures.  The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.” This stay now has been lifted and, pursuant to a stipulated briefing schedule, Defendants’ motion to dismiss is due February 2, 2018.

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours.  The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company.  The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.

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

Other Regulatory Matters

In April 2017, we received a request for documents and information from the United States Attorney's Office for the District of Vermont pursuant to a Civil Investigative Demand (“CID”). The CID relates to an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record Incentive Program. We have provided documents and information in response to that CID. On December 11, 2017, we received a subpoena from the United States Department of Justice in connection with the same matter seeking among other things records relating to (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying the 2014 EHR software, and information, and (c) payments provided for the referral of EHR business.

Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.  We continue to respond to this CID and subpoena and intend to cooperate fully with the government. Requests and investigations of this nature may lead to the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to these requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

Not Applicable.

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

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUALITY SYSTEMS, INC.
Date: January 25, 2018	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: January 25, 2018	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)