Form 10-K
period 2018-03-31
QUALITY SYSTEMS, INC
filed 2018-05-25
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2017: 828,669,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of 15.73 per share).*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 22, 2018 was 63,850,007 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement related to the 2018 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2018 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

QUALITY SYSTEMS, INC.

2018 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this "Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to Quality Systems, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

Quality Systems, Inc., known to our clients as NextGen Healthcare, provides solutions on an integrated platform that enables our clients to target superior clinical and financial outcomes concurrent with improved physician and patient engagement.

Our clients span the ambulatory care market from large multi-specialty to small single specialty practices and include networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), independent physician associations (“IPAs”), accountable care organizations (“ACOs”), ambulatory care centers (“ACCs”), and community health centers (“CHCs”).

Our solutions start with a clinical and financial core that can be deployed effectively on premise and in the cloud. We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. Our recently acquired cloud-based analytics and population health assets have been integrated into our core platform to allow our clients to improve results in both fee for service and fee for value environments. Finally, in support of extensibility, we surround the core with open web-based APIs and drive the secure exchange of health and patient data with connected health solutions

At the core of NextGen Healthcare’s offerings are industry leading electronic health record (“EHR”) and practice management (“PM”) solutions that support the foundational clinical and financial activities of any ambulatory practice. We strive to enable our clients’ ability to maintain control of their organizational identity and destiny, rather than dictating a technology-driven road map. To meet our clients’ unique, evolving needs, NextGen Healthcare continues to expand and enrich our core offerings to create a comprehensive platform essential to our clients’ success in the new value-based environment. Our platform includes one of the industry’s most recognized suites of vendor-agnostic cloud-based interoperability tools as well as our recently acquired, cloud-based Population Health Management and Analytics platform which allows our clients to cost effectively manage populations of patients – improving outcomes and enhancing the quality of care rendered. Our mobile solution significantly enhances, automates and streamlines physician workflows reducing physician burnout and resulting physician attrition.

NextGen Healthcare has a history of enhancing our solutions through organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our ambulatory market product portfolio. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion"), and its cloud-based EHR/PM. In April 2017, we acquired Entrada, Inc. ("Entrada"), a cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. (“EagleDream”) and its cloud-based population health analytics, and in January 2018, we acquired Inforth Technologies (“Inforth”) for its specialty-focused clinical content.

Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our website is located at www.nextgen.com. We operate on a fiscal year ending on March 31.

Industry Background and Market Opportunity

Significant challenges and thus opportunities exist today in the ambulatory healthcare market due to changes in regulations and requirements that have occurred over the past several years. We have seen the Health Information Technology for Economic and Clinical Health portion of the American Recovery and Reinvestment Act of 2009 ("HITECH Act") drive the adoption of EHRs, the Patient Protection and Affordable Care Act of 2010 (“ACA”) drive fundamental changes to the health insurance industry, and most recently, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) driving value-based payment reform. We believe MACRA may be the most important of the three regulations for our market because it permanently changes how ambulatory healthcare providers are reimbursed by Medicare. It offers certainty and a timeline for the market’s move away from volume-based, fee-for-service models to value-based payment models that reward the delivery of lower cost, high quality care.

Healthcare information technology (“HCIT”) solutions, based on technology and services, have become the catalyst for propelling healthcare into this outcomes-based era and many of our clients are paving the way. As part of the healthcare transformation that is taking place, providers will be held accountable for proactively managing the health of entire patient populations and delivering higher quality care at lower costs. As such, healthcare organizations are likely to invest in integrated healthcare technology and technology-enabled services that will help identify patient risk, engage patients, coordinate care, and determine when intervention is needed to improve clinical and financial outcomes. We are well positioned to provide healthcare professionals an integrated experience through our platform and solutions which we believe they need to enable them to achieve these goals. Additionally, we believe there will be an increasing demand for revenue cycle management services that are aligned and integrated with clinical technology solutions. Through our NextGen Connected Health Solutions, we provide our clients with the ability to securely share data and/or interoperate, which is essential to transforming the healthcare delivery system into one that provides better care, smarter spending, and healthier people.

As healthcare continues to evolve, our focus is to help our clients adapt and thrive, by delivering the best clinical and financial outcomes possible. As a result, many of our clients are successfully participating in many advanced practice models leading and driving healthcare transformation.

Our Strategy

As many of the challenges of healthcare are uniquely local or regional, we believe that every client has the need and right to create its unique formula for success. Our strategy and platforms are singularly well suited to support our clients’ chosen approach.

Our strategy is to move beyond the traditional vendor-client relationship pervasive in the industry today by becoming a client’s trusted partner. We earn this status by offering solutions to our clients that allow them to thrive and grow by enabling them to control their outcomes and guide them in execution of their strategies. Much of the organizational changes we implemented over the last two years were aimed at creating client relationships that enable us to better understand each client’s unique needs. Our subject matter experts’ high touch coverage model supports very frequent client contact which allows them to become an extension of the client’s own staff.

Consequently, our strategic priorities are:

•

Focused on ambulatory care delivery – In October 2015, we sold our former Hospital Solutions division to focus on our core ambulatory clients. We believe it is essential to protect, build and sell new capabilities within our ambulatory client segment. We are focused on our core by increasing the overall quality and serviceability of our integrated solutions.

•	Enable our clients to control HOW they deliver clinical and financial outcomes.
•	Keep the physician and the patient experience top of mind in everything we do.
•	Support pervasive interoperability (Connect to everyone…no matter what).
•

Deliver actionable insights that deliver value regardless of where a group is on its journey to value-based care and where the data came from. We are migrating into applications, analytics and services that will enable our clients to proactively manage the health of patient populations. We are establishing strong development partnerships with our most innovative clients who are actively participating in shared-risk contracts, and working together with them to create progressive population health capabilities. We support extraordinary information sharing capabilities vital to managing patient populations through our interoperability offerings.

Our Solutions

Products and Services

The Core

NextGen® Enterprise EHR. Our electronic health records solution stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and reporting and data analysis tools. Its configurable clinical content supports all of the required critical quality measures (“CQMs”) in Quality Reporting Document Architecture (“QRDA”) format.

NextGen® Enterprise PM. Our practice management offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support. NextGen Enterprise PM is a highly configurable, cost-effective, and proven solution that enables the management of both single and multi-practice settings. It is designed to drive efficiency, increase revenue, and speed cash flow through greater practice control. It has achieved full accreditation with the Practice Management Systems Accreditation Program (“PMSAP”) from the Electronic Healthcare Network Accreditation Commission (“EHNAC”).

NextGen® Office (formerly known as Meditouch®). A cloud-based EHR and PM solution for physicians and medical billing services. The product line expands our offering to the ambulatory client base by enabling our cloud-based technology platform to meet the specific needs of smaller and growing practices.

Automation and Workflow

NextGen® Mobile Health Solutions (formerly known as Entrada®). NextGen Mobile Health Solutions, anchored by the Entrada platform, enables physicians and other caregivers to quickly and easily create relevant documentation within the EHR without sacrificing productivity. A true EHR mobile experience, the platform provides a fast, easy way for caregivers to view and share real-time clinical content and complete key tasks directly from their mobile device. Included in the NextGen Mobile Health Solutions are NextGen® Remote Scribe Services which offers full EHR template support via remote assistance and NextGen® Mobile Dictation which offers both front-end speech and back-end transcription within a single mobile workflow.

NextGen® Electronic Healthcare Transactions. NextGen Electronic Healthcare Transactions automate the exchange of electronic data between providers, payers and patients. Standardized electronic communication replaces expensive, manual processing of complex healthcare transactions with highly automated processes that significantly improve the fidelity of the data and analytics used to manage financial outcomes. Included in this offering are insurance eligibility, authorizations, electronic claims, remittance, patient appointment reminders, and electronic statements.

NextGen® Pre-Service Clearance. NextGen Pre-Service Clearance solutions provide access to real-time patient data and payers’ payment systems to provide a client’s front-desk staff the ability to accurately resolve patient collections at or before the point of service. With NextGen Pre-Service Clearance, clients have patient estimates, address verification, benefits and the ability to submit prior authorizations in real time to payers.

NextGen® Patient Payment. NextGen Patient Payment solutions provide the power of a comprehensive, integrated payment processing service program at a client’s fingertips to collect payments faster and easier. It allows patients one integrated solution that delivers an integrated point of sale, credit card on file, automated payment collection, online and mobile compatible, automated phone pay, and kiosk payments

Analytics, Population Health, and Patient Engagement

NextGen® Population Health Informed Analytics. NextGen Population Health Informed Analytics deliver robust capabilities for core population health insights using integrated clinical and claims data to support both broad and deep analysis for populations of interest (attribute visualization, risk stratification, etc.). Functionality includes the ability to manage patient cohorts with pre-built condition registries, reporting on targeted metrics, and identification and alerting of gaps in care. The system also provides a geospatial view of patient populations, integrating social determinates of health into the analysis. NextGen Population Health Informed Analytics offers clients a market leading dynamic user interface that integrates with their preferred workflow.

NextGen® Population Health Patient Care Coordination. The NextGen Population Health Patient Care Coordination module allows provider groups to manage patients across a continuum of care. This solution enables scalable management of care and payment reform initiatives driven by collaborative care and workflow automation. Dedicated practitioners can prioritize this solution for pre-visit planning, predictive risk analysis, to stratify risk and prioritize resources, and to manage transitions of care. A unique feature of our offering includes analytics driven patient outreach facilitating care coordinators’ ability to automate communications with patients based on quality initiatives and value-based contract commitments.

NextGen® Population Health Performance Management. NextGen Population Health Performance Management offers clients rich financial analytics capabilities incorporating clinical and claims data. The functionality of this module supports proactive value-based contract management including network management (leakage/keepage), network design (geospatial view of network), clinical variation analysis, and a wide range of resource utilization metrics. These tools provide insights over time, at the practice and individual provider levels, with trending capabilities that support optimized performance and reporting.

NextGen® Patient Portal. NextGen Patient Portal drives patient engagement and satisfaction with easy, intuitive, 24/7 access to payments, scheduling, personal health information, and communication. It facilitates and simplifies comprehensive information exchange, offering anytime, anywhere access from PCs, tablets, and smart phones.

Interoperability

NextGen® Connected Health Solutions. NextGen Connected Health Solutions enable patient data from disparate systems to be easily and securely shared, aggregated, and put to work, regardless of EHR, PM, or other HCIT platform or location. With these solutions, providers have simple access to aggregated, actionable data to better treat patients using a complete longitudinal medical record, manage transitions of care, coordinate care plans, and manage chronic conditions. These solutions power the automated data exchange for some of the largest state and regional health information exchanges, ACOs, and health systems. NextGen Connected Health Solutions support a wide-range of industry standard exchange mechanisms including Fast Healthcare Interoperability Resources (“FHIR”) and Integrating the Healthcare Enterprise (“IHE”) profiles. The interoperability product offerings within the NextGen Connected Health Solutions suite include NextGen Connect Integration Engine, NextGen Results CDR, NextGen Clinical Message Manager, NextGen Enterprise API, and NextGen® Share.

NextGen Share. The NextGen Share interoperability platform enables a wide variety of plug-and-play interoperability solutions which help NextGen Enterprise EHR users safely and securely exchange clinical content with external providers and organizations. The platform includes support for secure direct messaging with more than 1.2 million providers and organizations, care quality integration to enable automated data exchange on behalf of nearly 240 million patients, and clinical data exchange interfaces with payers. These automated solutions enable the delivery of external documents and notifications into the clinical workflow, allowing providers to focus on patient care. NextGen Share connectivity is delivered as a core part of the NextGen Enterprise EHR solution with many interfaces automatically activated to save client time and effort to fulfill data exchange requirements.

Managed Services

NextGen® Managed Cloud Services. These new, scalable, cloud hosting services reduce the burden of information technology ("IT"). They speed implementations, simplify upgrades, cut technology costs significantly, offer the latest technology, and provide 24/7 monitoring and support by an expanded team of technical experts. Clients can benefit from cloud access to a secure, hosted IT infrastructure, and regardless of size, can scale and enjoy the advantages of a cloud-based environment for their EHR and PM systems, enabling them to focus more on care and the practice, not on IT.

NextGen® Financial Suite (formerly known as NextGen® RCMS). Our NextGen Financial Suite partners with private ambulatory and hospital-based physicians and groups to implement the NextGen® product suite using best practices and enables clients to tailor scalable RCM services that help them streamline workflow, identify and fix revenue leaks, increase cash flow, and optimize revenue. NextGen Financial Suite includes billing and collections, electronic claims submission and denials management, electronic remittance and payment posting and accounts receivable follow-up. Our dedicated account management model helps make NextGen Healthcare a top performing provider of RCMS as reported in the KLAS Ambulatory RCM Services Report, most recently released in 2016.

NextGen® Contract Audit & Recovery Service. This specialized service designed specifically for ambulatory-based practices and offered in coordination with a proven industry expert, changes the way providers and practices think about monitoring payer reimbursement. Unlike other payment review software tools that require clients to load their own contracts and fee schedules, perform analysis reports, and appeal findings with payers themselves. NextGen Healthcare provides a turn-key service solution that frees up valuable provider and staff time while maximizing recovery opportunity through years of experience and thousands of recovery efforts.

Professional Services. We offer a variety of professional services to our clients. Such services include training, project management, functional and detailed specification preparation, configuration, testing, and installation services. We generally charge for professional services on a time and materials basis, but we also charge on a fixed fee basis for projects with milestone payments utilizing mutually agreed upon functional and detailed specifications. We offer “E-learning” through the NextGen™ Learning Center, an online learning subscription service, which allows end-users to self-manage their learning. Our consulting services, which include physician, professional, and technical consulting, assist clients with optimizing their staffing and software solutions, enhancing financial and clinical outcomes, achieving regulatory requirements in the drive to value-based care, and meeting the evolving requirements of healthcare reform.

Client Service and Support. Our technical services staff provides support for the dependable and timely resolution of technical inquiries from clients. Such inquiries are made via telephone, email and the internet. We offer several levels of support, with the most comprehensive service covering 24 hours a day, seven days a week. The charge for support and maintenance varies, depending upon the related level of service and other factors, including the related software license fee. By remaining current on support and maintenance fees, clients also receive access to future unspecified versions of the software, on a when-available basis, as part of support services. To further improve and simplify our client’s service and support experience, we recently implemented an Online Client Success Community that allows clients to access support, technical articles and documentation, and interact with peers one-on-one, all in one portal.

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

Competition

The markets for healthcare information systems and services are intensely competitive and highly fragmented. Our traditional “full-suite” competitors in the healthcare information systems and services market include: Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, eClinicalWorks, Epic Systems Corporation, GE Healthcare, Greenway Health, LLC, and Modernizing Medicine. Additionally, we face competition from “services-only” competitors like business process outsourcers, hosting providers and transcription companies.

The EHR, PM, interoperability, and connectivity markets, in particular, are subject to rapid changes in technology, and we expect that competition in these market segments could increase as new competitors enter the market. We believe our principal competitive advantages are depth and breadth of capabilities and configurability.

Research and Development

The healthcare information management and computer software and hardware industries are characterized by rapid technological change requiring us to engage in continuing investments to update, enhance and improve our systems. During the years ended March 31, 2018, 2017 and 2016, our gross research and development expenditures were $100.1 million $86.6 million, and $80.3 million, respectively, which included capitalized software costs of $18.9 million, $8.2 million, and $14.7 million, respectively. The majority of such expenditures are currently targeted on our software license and software related subscription services products lines.

Sales and Marketing

We sell and market our products primarily through a direct sales force and to a lesser extent, through a reseller channel. Software license sales to resellers represented less than 10% of total revenue for each of the years ended March 31, 2018, 2017 and 2016.

Our direct sales force is comprised of subject matter experts by solution, as well as engaged account managers, all of whom deliver presentations to potential clients by demonstrating our systems and capabilities on the prospective client’s premises. System demonstrations for mobile workflow and analytics solutions is more web-based as these offerings tend to be targeted to larger practices. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or web-based presentations. Both the direct and reseller channel sales force concentrate on multi-product sales opportunities.

Our sales and marketing employees identify prospective clients through a variety of means, including: referrals from existing clients, industry consultants, and contacts at professional society meetings and trade shows; web-based seminars; trade journal advertising; online advertising; public relations and social media campaigns; direct mail and email campaigns; and telemarketing. Resources have shifted more heavily to web-based marketing as we meet potential clients where they are and how they shop for services. Additionally, we focus on thought leadership and content marketing to highlight our industry knowledge, expertise and the successes of our diverse client base.

Our sales cycle can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution. Software licenses are normally delivered to a client almost immediately upon receipt of an order and we normally receive up-front licensing fees. Implementation and training services are normally rendered based on a mutually agreed upon timetable. Clients have the option to purchase hosting and maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis. Subscriptions generally involve implementation and are billed monthly after implementation, or based on volume or throughput.

We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi-specialty organizations to small-single specialty practices and include clinically integrated networks of practices such as PHOs, MSOs, ACOs, ACCs, and CHCs. IPAs, PHOs and similar networks to which we have sold systems provide use of our software to those group and single physician practices associated with the organization or hospital on either a service basis or by directing us to contract with those practices for the sale of stand-alone systems.

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended March 31, 2018, 2017 and 2016. Substantially all of our clients are located in the United States.

Employees

As of March 31, 2018, we had approximately 2,830 full-time employees, of which 491 were based in Bangalore, India and substantially all other employees were based in the United States. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical talent as well as other employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Available Information

Our principal website is www.nextgen.com. We make our periodic and current reports, together with amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may access such filings under the “QSI Investors” button on our website. Members of the public may also read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Report or any other report or information we file with the SEC.

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

The integration of new key executives into our management team may interfere with our operations. In the past several years, we have appointed several new key executives, including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, Chief Strategy Officer, General Counsel and Chief Operating Officer, and we may hire additional key management team members. These executives are required to spend a significant amount of time on certain integration and transition efforts in addition to performing their regular duties and responsibilities. If we fail to complete these integrations and transitions in an efficient manner, or if we fail to provide sufficient incentives to motivate and retain our key executives, our business and prospects may suffer.

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

If we are unable to manage our growth in the new markets we may enter, our business and financial results could suffer. Our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings, including but not limited to the areas of interoperability, patient engagements, data analytics and population health. With several of our recent acquisitions, we have expanded into the market for cloud-based EHR products. It remains uncertain whether the market for cloud-based products will expand to the levels of demand and market acceptance we anticipate, and there can be no assurance that we will be able to successfully scale the acquired companies’ products to meet our clients’ expectations. In addition, as clients move from fee-for-service to fee-for-value reimbursement strategies in conjunction with the adoption of population health business models, we may not make appropriate and timely changes to our service offerings consistent with shifts in market demands and expectations. In order to successfully execute on our growth initiatives, we will need to, among other things, manage changing business conditions, anticipate and react to changes in the regulatory environment, and develop expertise in areas outside of our business's traditional core competencies. Difficulties in managing future growth in new markets could have a significant negative impact on our business, financial condition and results of operations.

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

We have substantially development and other operations in India, and we use offshore third-party partners located in India that subject us to regulatory, economic, social and political uncertainties in India and to laws applicable to US companies operating overseas. We are subject to several risks associated with having a portion of our assets and operations located in India. Many US companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges. In addition, US governing authorities may pressure us to perform work domestically rather than using offshore resources. Furthermore, local laws and customs in India may differ from those in the US. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or US laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits US companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the US and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.

We face the risks and uncertainties that are associated with litigation and investigations, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation and investigations concerning the operation of our business, including claims by clients regarding product and contract disputes, by other third parties asserting infringement of intellectual property rights, by current and former employees regarding certain employment matters, by certain shareholders, and by governmental and regulatory bodies for failures to comply with applicable laws. The uncertainty associated with substantial unresolved disputes may have an adverse effect on our business. In particular, such disputes could impair our relationships with existing clients and our ability to obtain new clients. Defending litigation and investigative matters may require substantial cost and may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition.

There can be no assurance that such litigation and investigations will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. In addition, any enforcement action by a government agency may result in fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

We may be impacted by IT system failures or other disruptions. We may be subject to IT systems failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, malware, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to or the delivery of certain of our products or services, compromise our data or our clients’ data, or result in delayed or cancelled orders as well as potentially expose us to third party claims. System failures and disruptions could also impede our transactions processing services and financial reporting.

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

We have had to take charges due to asset impairments, and we could suffer further charges due to asset impairment that could reduce our income. We test our goodwill for impairment annually during our first fiscal quarter, and on interim dates should events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the relevant accounting guidance. In the past, we have recorded sizeable goodwill impairment charges, and we may need to do so in the future. Declines in business performance or other factors could cause the fair value of any of our operating segments to be revised downward, resulting in further impairment charges. If the financial outlook for any of our operating segments warrants additional impairments of goodwill, the resulting write-downs could materially affect our reported net earnings.

We face risks related to litigation advanced by a former director and shareholder of ours, a putative class action and a shareholder derivative claim. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals will be completed in fall 2018.

On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8:13-cv-01818-CJC-JPR, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. On September 5, 2017, we filed a petition for rehearing en banc, which was denied on September 29, 2017. On January 26, 2018, we filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court ordered the plaintiffs to file a response to the petition, which they filed on March 22, 2018. On May 10, 2018, the parties reached an agreement-in-principle to resolve the action for $19 million.  On May 11, 2018, the parties requested that the Supreme Court stay any decision regarding whether to hear the Company’s petition for a writ of certiorari, pending the parties’ ongoing settlement negotiations.  Under the terms of the agreement-in-principle, a portion of the settlement will be funded by certain of the Company’s insurance carriers, and defendants will continue to deny any liability or wrongdoing.  Once the parties enter into a definitive settlement agreement resolving the matter, the settlement will be submitted to the Court for approval.  The agreement-in-principle does not resolve the Hussein Litigation or the Shareholder Derivative Litigation.

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.” This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. Defendants’ motion is scheduled to be heard on July 23, 2018.

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint. Defendants’ motion is scheduled to be heard on July 23, 2018.

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

Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected. On March 29, 2018, we entered into a revolving credit agreement with various lenders, secured by substantially all of our and our material domestic subsidiaries’ existing and future property. The credit agreement includes certain customary covenants that impose restrictions on our business and financing activities that could limit our operations or flexibility to take certain actions. The credit agreement also contains certain customary affirmative covenants requiring us to maintain specified levels of financial performance. Our ability to comply with these covenants may be affected by events that could be beyond our control. A breach of these covenants could result in an event of default under the credit agreement which, if not cured or waived, could result in the indebtedness becoming immediately due and payable, which in turn could result in material adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain financing in the future. In addition, our credit agreement’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of our Company and shareholders.

We may not be successful in integrating and operating our recent acquisitions, and in implementing our post-acquisition business strategy with respect to the products acquired in these transactions. Our shift in product focus following the acquisitions may not yield the desired results. We have recently completed several acquisitions. As a result of these acquisitions, we have devoted and will continue to need to devote significant management attention and resources to integrating the acquired companies’ businesses and product platforms into our business. We may experience problems associated with the acquired companies and their personnel, processes, product, technology, liabilities, commitments, and other matters. There is no assurance that we will be able to successfully integrate the acquired businesses or realize synergies and benefits from the transactions. Furthermore, the acquisitions have substantially altered our business strategy, increasing our focus on efforts to expand our client base and cloud-based solution capabilities in the ambulatory market. The HealthFusion acquisition caused us to evaluate the impact of HealthFusion’s existing cloud-based product, MediTouch, on our ongoing efforts to develop and release our NextGen Now cloud-based platform. Our assessment led us to determine that MediTouch, which was already a production-ready and sellable solution, represented a more prudent investment in our technical future than continuing with the NextGen Now development plans. Accordingly, we abandoned further development of the previously capitalized NextGen Now platform, and instead have redeployed research and development capital toward enhancing and scaling the HealthFusion MediTouch cloud-based platform. This shift resulted in a pre-tax non-cash charge of approximately $32 million relating to the impairment of a portion of our previously capitalized NextGen Now software development costs. If we are unable to successfully integrate acquisitions and implement post-acquisition revisions to our business strategy and product focus, our business, financial condition, and results of operations may suffer.

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

We face the possibility of having to adopt new pricing strategies, such as subscription pricing or bundling. In April 2009, we announced a new subscription based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGen Ambulatory EHR or NextGen PM products at a modest monthly per provider price. We currently derive substantially all of our systems revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware. Today, the majority of our clients pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large clients. In addition, we have experienced increasing demand for bundling our software and systems with RCM service arrangements, which has required us to modify our standard upfront license fee pricing model and could impact software maintenance revenue streams prospectively. If the marketplace increasingly demands subscription or bundled pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription or bundled pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially.

We face the possibility of claims based upon our website content, which may cause us expense and management distraction. We could be subject to third party claims based on the nature and content of information supplied on our website by us or third parties, including content providers or users. We could also be subject to liability for content that may be accessible through our website or third-party websites linked from our website or through content and information that may be posted by users in chat rooms, bulletin boards or on websites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

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

The success of our strategy to offer our electronic data interchange (“EDI”) services and software as a service (“SaaS”) solutions depends on the confidence of our clients in our ability to securely transmit confidential information. Our EDI services and SaaS solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our clients’, operations. In addition, our EDI and SaaS solutions may be vulnerable to viruses, malware, physical or electronic break-ins and similar disruptions.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent healthcare information technology company and have high profile clients. These risks will increase as we continue to grow our cloud offerings, store and process increasingly large amounts of our clients’ confidential data, including personal health information, and host or manage parts of our clients’ businesses in cloud-based/multi-tenant information technology environments. We may use third party public cloud providers in connection with our cloud-based offerings or third party providers to host our own data, in which case we may have to rely on the processes, controls and security such third parties have in place to protect the infrastructure.

The costs we would incur to address any security incidents would increase our expenses, and our efforts to resolve these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services, or other critical functions. If a cyberattack or other security incident were to allow unauthorized access to or modification of our clients’ or suppliers’ data, our own data, or our information technology systems, or if our products or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This could lead to fewer clients using our products or services and make it more difficult for us to obtain new clients, resulting in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, and increased legal liability.

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

We may be subject to claims for system errors, warranties or product liability, which could have an adverse effect on our business, results of operations and financial condition. Our software solutions are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions and billing. Therefore, users of our software solutions have a greater sensitivity to errors than the market for software products generally. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user license agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

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

Since January 2017, the actions taken by the Trump administration to delay, cancel, and amend the healthcare regulations and initiatives implemented by the prior administration have created tremendous uncertainty surrounding the continued implementation of the PPACA, MACRA, and other healthcare legislation. The legislative efforts taken by the 115th Congress in 2017 to repeal and amend major provisions of the PPACA added to this uncertainty.

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

Interoperability Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third-party health care information technology suppliers. With the passing of the MACRA in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology nationwide by December 31, 2018. The 21st Century Cures Act, which was passed and signed into law in December 2016, includes numerous provisions intended to encourage this nationwide interoperability. As a result of the 21st Century Cures Act, the U.S. Department of Health and Human Services (“HHS”) has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be in violation of “information blocking”. This new oversight and authority to investigate claims of “information blocking” creates significant risks for us and our clients, although at this time HHS, the Office of the National Coordinator for Health IT (“ONC”), and the Office of the Inspector General (“OIG”) have yet to issue regulations and guidance regarding how these provisions will be defined and enforced. The 21st Century Cures Act legislation also requires HHS and ONC to add new certification requirements related to interoperability as a condition of a health IT developer achieving or maintaining approved federal government certification status. One of these requirements is for a developer to publish an application programming interface (API) that allows health information to be “accessed, exchanged, and used without special effort”. Regulations and certification requirements implementing this legislative provision have not yet been written, but if our software solutions, health care devices or services are not consistent with interoperability standards imposed by governmental/regulatory authorities or demanded by market forces, we could be forced to incur substantial additional development costs to conform.

FDA Regulation of Software as a Medical Device. The U.S. Food and Drug Administration (“FDA”) has the statutory authority to regulate medical software if it falls within the definition of a “device” under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). However, the FDA has exercised enforcement discretion for software said to be “low risk.” The December 2016 21st Century Cures Act clarified the FDA’s regulation of medical software by amending the definition of “device” in the FFDCA to exclude certain software functions, including electronic health record software functionality and administrative software functionality. In December 2017, the FDA issued draft guidance documents to clarify how it intends to interpret and enforce these provisions of the Cures Act. In 2017, the FDA also issued a Digital Health Innovation Action Plan and launched a voluntary “Software Precertification (Pre-Cert) Pilot Program” for software developers. Although we believe that our products are currently not subject to FDA regulation, we continue to follow the FDA’s guidance in this area, which is subject to change and in some critical areas only currently exists in draft form. As a result, our software may potentially be subject to regulation by the FDA as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

Health Reform. The health reform laws discussed above and that may be enacted in the future contain and may contain various provisions which may impact us and our clients. Some of these provisions may have a positive impact, by expanding the use of electronic health records and other health information technology solutions in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, may have a negative impact due to fewer available resources. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

We may not see the benefits from government funding programs initiated to accelerate the adoption and utilization of health information technology. While government programs have been implemented to improve the efficiency and quality of the healthcare sector, including expenditures to stimulate business and accelerate the adoption and utilization of healthcare technology, we may not see the anticipated benefits of such programs. Under the ARRA, the PPACA, and the MACRA, significant government financial resources are being invested in healthcare, including financial incentives to healthcare providers who can demonstrate meaningful use of certified EHR technology since 2011. While we expect the ARRA, the PPACA, and the MACRA to continue to create sales opportunities over the next several years, we are unsure of the immediate or long-term impact of these government actions.

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

Although we believe that our service offerings will meet the requirements of HITECH and MACRA to allow our clients to qualify for financial incentives and avoid financial penalties for implementing and using our services, there can be no guaranty that our clients will achieve meaningful use (or its equivalent under MACRA’s Merit Based Incentive Payment System, Advancing Care Information (“ACI”)) or actually receive such planned financial incentives for our services. We also cannot predict the speed at which healthcare providers will adopt electronic health record systems in response to these government incentives, whether healthcare providers will select our products and services or whether healthcare providers will implement an electronic health record system at all. In addition, the financial incentives associated with the meaningful use program are tied to provider participation in Medicare and Medicaid, and we cannot predict whether providers will continue to participate in these programs. Any delay in the purchase and implementation of electronic health records systems by healthcare providers in response to government programs, or the failure of healthcare providers to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that additional regulations or government programs related to electronic health records, amendment or repeal of current healthcare laws and regulations or the delay in regulatory implementation could require us to undertake additional efforts to meet meaningful use standards, materially impact our ability to compete in the evolving healthcare IT market, materially impact healthcare providers' decisions to implement electronic health records systems or have other impacts that would be unfavorable to our business. Recent regulations from the CMS have slowed or moderated requirements for adoption of certified electronic health record technology ("CEHRT") that is required for participation in Medicare and Medicaid programs. As a result, our clients may delay or cancel their decision to purchase our solutions and services needed to comply with these regulations, negatively impacting our sales. The costs of achieving and maintaining CEHRT are also significant and because the definition of CEHRT and its use requirements for clients are subject to regulatory changes, these programs and future regulatory changes to them could adversely impact our business.

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

As part of the evaluation undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of March 31, 2018. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

One of our current directors, and one of our former directors are each significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 16.0% of the outstanding shares of our common stock at March 31, 2018. In addition, a former director, who owns approximately 8.9% (based on the most recently available publicly filed information) of the outstanding shares of our common stock at March 31, 2018, likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

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

As of March 31, 2018, we leased an aggregate of approximately 541,500 square feet of space with lease agreements expiring at various dates, of which approximately 461,700 square feet of space are utilized for continuing operations and 79,800 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as detailed further below:

	Square Feet	Notes
Primary Operating Locations
Horsham, Pennsylvania	92,800	(2)
Irvine, California	83,100	(1) (2)
Bangalore, India	73,800	(2)
St. Louis, Missouri	50,900
San Diego, California	40,000	(2)
Atlanta, Georgia	35,500	(2)
Hunt Valley, Maryland	34,000
North Canton, Ohio	22,100
Brentwood, Tennessee	17,400
Fairport, New York	10,500
Other Locations	1,600
Total Primary Operating Locations	461,700

Vacated or Subleased Locations
Austin, Texas	43,700
Horsham, Pennsylvania	17,200
Solana Beach, California	12,000
Other Locations	6,900
Total Vacated or Subleased Locations	79,800

Total Leased Properties	541,500
(1)	Location of our corporate office
(2)	Locations of our research and development functions

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

The following table sets forth for the quarters indicated the high and low sales prices for each period indicated, as reported on the NASDAQ Global Select Market:

	High	Low
Three Months Ended
June 30, 2016	$15.31	$11.10
September 30, 2016	13.04	11.13
December 31, 2016	14.18	10.61
March 31, 2017	15.90	13.07
June 30, 2017	17.55	13.45
September 30, 2017	17.74	14.62
December 31, 2017	16.19	12.61
March 31, 2018	14.35	12.24

At May 22, 2018, there were approximately 524 holders of record of our common stock.

Dividends

We have not declared or paid dividends during the last two years, and our future practice concerning the payment of dividends is uncertain. The payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our credit agreement, operating cash flows, financial condition, operating results, and sufficiency of funds based on our then-current and anticipated cash needs and capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2018 assuming $100 was invested on March 31, 2012 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Quality Systems, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on March 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data, with respect to our consolidated statements of net income and comprehensive income data for each of the five years in the period ended March 31, 2018 and the consolidated balance sheets data as of the end of each such fiscal year, are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Consolidated Financial Data

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
Statements of comprehensive income data:
Revenue	$531,019	$509,624	$492,477	$490,225	$444,667
Cost of revenue	241,535	223,134	225,615	223,164	220,163
Gross profit	289,484	286,490	266,862	267,061	224,504
Selling, general and administrative	193,226	163,623	156,234	158,172	149,214
Research and development costs, net	81,259	78,341	65,661	69,240	41,524
Amortization of acquired intangible assets	7,810	10,435	5,367	3,693	4,805
Impairment of assets	3,757	—	32,238	—	5,873
Restructuring costs	611	7,078	—	—	—
Income from operations	2,821	27,013	7,362	35,956	23,088
Interest income	55	14	428	111	269
Interest expense	(3,323)	(3,156)	(1,304)	(341)	—
Other income (expense), net	37	(262)	(166)	(62)	(356)
Income (loss) before provision for income taxes	(410)	23,609	6,320	35,664	23,001
Provision for (benefit of) income taxes	(2,830)	5,368	663	8,332	7,321
Net income	$2,420	$18,241	$5,657	$27,332	$15,680
Basic net income per share	$0.04	$0.30	$0.09	$0.45	$0.26
Diluted net income per share	$0.04	$0.29	$0.09	$0.45	$0.26
Basic weighted average shares outstanding	63,435	61,818	60,635	60,259	59,918
Diluted weighted average shares outstanding	63,440	62,010	61,233	60,849	60,134
Dividends declared per common share	$—	$—	$0.525	$0.70	$0.70

	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015	March 31, 2014
Balance sheet data:
Cash, cash equivalents, and marketable securities	$28,845	$37,673	$36,473	$130,585	$113,801
Working capital	7,070	18,108	45,931	100,893	124,782
Total assets	515,755	473,221	530,790	460,521	451,351
Long-term line of credit	37,000	15,000	105,000	—	—
Total liabilities	192,345	168,178	261,413	176,981	156,261
Total shareholders’ equity	323,410	305,043	269,377	283,540	295,090

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

Company Overview

Quality Systems, Inc., known to our clients as NextGen® Healthcare, provides solutions on an integrated platform that enables our clients to target superior clinical and financial outcomes concurrent with improved physician and patient engagement.

Our clients span the ambulatory care market from large multi-specialty to small single specialty practices and include networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), independent physician associations (“IPAs”), accountable care organizations (“ACOs”), ambulatory care centers (“ACCs”), and community health centers(“CHCs”).

At the core of our offerings are industry leading electronic health record (“EHR”) and practice management (“PM”) solutions that support the foundational clinical and financial activities of any ambulatory practice. We strive to enable our clients’ ability to maintain control of their organizational identity and destiny, rather than dictating a technology-driven road map. To meet our clients’ unique, evolving needs, we continue to expand and enrich our core offerings to create a comprehensive platform essential to our client’s success in the new value-based environment. Our platform includes one of the industry’s most recognized suites of vendor-agnostic cloud-based interoperability tools as well as our recently acquired, cloud-based Population Health Management and Analytics platform which allows our clients to cost effectively manage populations of patients – improving outcomes and enhancing the quality of care rendered. Our mobile solution significantly enhances, automates and streamlines physician workflows reducing physician burnout and resulting physician attrition.

We have a history of enhancing our solutions through organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our ambulatory market product portfolio. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory market place. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion"), and its cloud-based EHR/PM. In April 2017, we acquired Entrada, Inc. ("Entrada"), a cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. (“EagleDream”) and its cloud-based population health analytics, and in January 2018, we acquired Inforth Technologies (“Inforth”) for its specialty-focused clinical content.

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

We generally recognize revenue provided that persuasive evidence of an arrangement exists, fees are considered fixed or determinable, delivery of the product or service has occurred, and collection is considered probable. Revenue from the delivered elements, such as software licenses, are generally recognized upon physical or electronic delivery. In certain transactions where collection is not considered probable, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. We assess whether fees are considered fixed or determinable at the inception of the arrangement and negotiated fees generally are based on a specific volume of products to be delivered and not subject to change based on variable pricing mechanisms, such as the number of units copied or distributed or the expected number of users.

A typical software licensing arrangement may contain multiple elements, such as software licenses, support and maintenance services, and professional services. Revenue from arrangements involving multiple elements is generally allocated to each element using the residual method when evidence of fair value only exists for the undelivered elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”), which is established based on the price charged when the same element is sold separately or renewed. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for certain clients based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.

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

From time to time, we offer future purchase discounts on our products and services as part of our arrangements. Such discounts that are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, that are incremental to the range of discounts typically given in comparable transactions, and that are significant, are assessed as an additional element of the arrangement. Based on our assessments, such discounts are generally not considered to be incremental and significant. Revenue deferred related to incremental and significant future purchase options, if any, are not recognized until either the client exercises the discount offer or the offer expires.

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

Revenue from RCM and related services is derived from service fees under our RCM arrangements, generally calculated as a percentage of total client collections. Our RCM arrangements include ongoing billing, collections, and other related services, and often may also include other products and services, such as software, software-as-a-service, support and maintenance, and professional services. We recognize RCM and related services revenue at the time collections are made by the client as the services fees are not fixed or determinable until such time.

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

Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under certain circumstances. Accordingly, we estimate sales return reserves, including reserves for returns and other credits, based upon our review of customer-specific facts and circumstances, including aged receivable balances, and recognize revenue, net of an allowance for sales returns. If we are unable to estimate the returns, revenue recognition may be delayed until the rights of return period lapses, provided also, that all other criteria for revenue recognition have been met. If we experience changes in practices related to sales returns or changes in actual return rates that deviate from the historical data on which our reserves had been established, our revenues may be adversely affected.

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

Our allowances for doubtful accounts are based on our assessment of the collectability of client accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the client receivable balances as well as external factors such as economic conditions that may affect a client’s ability to pay and review of major third-party credit-rating agencies, as needed. If a major client’s creditworthiness or financial condition were to deteriorate, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results.

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

We also incur costs to develop software applications for our internal-use and costs for the development of software-as-a-service ("SaaS") based products sold to our clients. The development costs of our SaaS-based products are considered internal-use for accounting purposes. Our internal-use capitalized costs are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three to seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for developing SaaS-based products are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for developing our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.

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

Business Combinations

We completed our acquisition of HealthFusion during the year ended March 31, 2017 and completed our acquisitions of Entrada, EagleDream and Inforth during the year ended March 31, 2018, all of which were accounted for as purchase business combinations using the acquisition method of accounting.

In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, and contingent consideration liabilities. We estimate the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. We estimate the fair value of the contingent consideration liabilities based on our projection of expected results, as needed. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.

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

During the year ended March 31, 2018, we recorded an impairment of $3.8 million to our acquired trade names intangible assets, which was the result of the elimination of certain legacy brand and trade names due to the launching of our new branding, identity, and corporate logo intended to reflect our expanded health technology portfolio following years of recent acquisitions.

Share-Based Compensation

We record share-based compensation related to our employee stock options plans, employee share purchase plans, restricted stock awards, and restricted performance stock awards and shares. See Note 13, “Share-Based Awards,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans.

Share-based compensation expense associated with the stock options under our equity incentive plans is based on the number of options that ultimately vest and adjusted, if needed, as forfeitures occur. We estimate the fair value of stock options on the date of grant using the Black Scholes option-pricing model based on required inputs, including expected term, volatility, risk-free rate, and expected dividend yield. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding and therefore the proportion of awards that is expected to vest. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk-free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The fair value vest is recognized ratably as expense over the requisite service period in our consolidated statements of net income and comprehensive income.

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

Trends and Events in Our Business

We believe that the trends and events described below have contributed to our consolidated results of operations and may continue to impact our future results.

We believe healthcare is more heavily influenced by regulatory and national health projects than by the cycles of our economy. From 2009 to 2016, many changes in the healthcare industry were driven by the Obama Administration's healthcare reform efforts, which included the Health Information Technology for Economic and Clinical Health portion of the American Recovery and Reinvestment Act of 2009 ("HITECH Act"), the Patient Protection and Affordable Care Act ("ACA"), and the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”).

Today, while certain aspects of the Trump Administration’s healthcare policy agenda have focused on reversing or amending policies and programs implemented by the Obama Administration, the transition towards a value-based healthcare system is continuing to move forward. As a result, demand for robust electronic health record solutions, as well as new health information technology solutions from bundled billing capabilities to patient engagement and population health management, will continue to accelerate. We believe MACRA may be the most important of these because it permanently changes how ambulatory healthcare providers are reimbursed by Medicare. Further, it offers certainty and a timeline for the market’s move away from volume-based, fee-for-service models to value-based payment models that reward the delivery of lower cost, high quality care.

While we expect to benefit from the increasing demands for greater efficiency as well as government support for increased adoption of electronic health records, the market for physician-based electronic health records software is becoming increasingly saturated while physician group practices are rapidly being consolidated by hospitals, insurance payers and other entities. Hospital software providers are leveraging their position with their hospital clients to gain market share with hospital owned physician practices. Insurance providers and large physician groups are also consolidating physician offices creating additional opportunity for ambulatory software providers like us. Our strategy is to focus on addressing the growing needs of accountable care organizations around interoperability, patient engagements, population health, and data analytics.

We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements and meaningful use requirements for stimulus payments. We intend to continue the development and enhancement of our software solutions to support healthcare reform, such as MACRA, which promotes the transition from fee-for-service to value-based, pay-for-performance and patient-centric and quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, make our products more intuitive and easy to use, and to enhance the capability of our NextGen Office platform to allow us to deliver our software over the cloud to larger ambulatory care practices.

We have a history of enhancing our solutions through organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our ambulatory market product portfolio. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion, and their cloud-based EHR/PM; in April 2017, we acquired Entrada, a cloud-based, mobile platform for clinical documentation and collaboration; in August 2017, we acquired EagleDream and their cloud-based population health analytics; and in January 2018, we acquired Inforth for their specialty focused clinical content.

We have made, and intend to continue to make, investments in our infrastructure, including but not limited to maintaining and expanding sales, marketing and product development activities to improve patient care and reduce healthcare costs, providing industry-leading, integrated clinical and administrative healthcare data systems, services, and expertise to clinical, medical, technology, and healthcare business professionals while continuing our strong commitment of service in support of our client satisfaction programs. These investments in our infrastructure will continue while maintaining reasonable expense discipline. We strive to add new clients and expand our relationship with existing clients through delivery of add-on and complementary products and services and believe that our client base that is using our products and services on a daily basis is a strategic asset. We intend to leverage this strategic asset by expanding our product and service offerings towards this client base.

Led by our vision and mission, we are resetting our strategy and structure to deliver value to our clients. To achieve a lower-cost, increased capability structure, our new management team is building what we believe is an aligned, client-focused organization, supported by a recurring revenue stream and a large and diverse existing client base.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2018, 2017, and 2016 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2018	2017	2016
Revenues:
Software license and hardware	10.5%	12.9%	14.3%
Software related subscription services	18.7	17.1	11.2
Total software, hardware and related	29.2	29.9	25.6
Support and maintenance	30.8	31.2	33.5
Revenue cycle management and related services	15.8	16.2	16.9
Electronic data interchange and data services	17.5	17.5	16.7
Professional services	6.7	5.2	7.3
Total revenues	100.0	100.0	100.0
Cost of revenue:
Software license and hardware	4.1	4.8	5.6
Software related subscription services	8.4	7.2	5.4
Total software, hardware and related	12.5	12.0	11.0
Support and maintenance	5.6	5.6	6.4
Revenue cycle management and related services	11.5	11.1	11.7
Electronic data interchange and data services	10.2	10.0	10.2
Professional services	5.7	5.1	6.6
Total cost of revenue	45.5	43.8	45.8
Gross profit	54.5	56.2	54.2
Operating expenses:
Selling, general and administrative	36.4	32.1	31.7
Research and development costs, net	15.3	15.4	13.3
Amortization of acquired intangible assets	1.5	2.0	1.1
Impairment of assets	0.7	0.0	6.5
Restructuring costs	0.1	1.4	0.0
Total operating expenses	54.0	50.9	52.7
Income from operations	0.5	5.3	1.5
Interest income	0.0	0.0	0.1
Interest expense	(0.6)	(0.6)	(0.3)
Other income (expense), net	0.0	(0.1)	0.0
Income (loss) before provision for (benefit of) income taxes	(0.1)	4.6	1.3
Provision for (benefit of) income taxes	(0.5)	1.1	0.1
Net income	0.5%	3.6%	1.1%

Revenues

The following table presents our consolidated revenues for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Revenues:
Software license and hardware	$55,576	$65,547	$70,523
Software related subscription services	99,547	87,050	55,403
Total software, hardware and related	155,123	152,597	125,926
Support and maintenance	163,805	158,803	165,200
Revenue cycle management and related services	83,996	82,552	83,006
Electronic data interchange and data services	92,773	88,951	82,343
Professional services	35,322	26,721	36,002
Total revenues	$531,019	$509,624	$492,477

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

Consolidated revenue for the year ended March 31, 2018 increased $21.4 million compared to the prior year, consisting of a $12.5 million increase in software related subscription services, $8.6 million increase in professional services, $5.0 million increase in support and maintenance, $3.8 million increase in EDI, and $1.4 million increase in RCM, offset by a $10.0 million decrease in software licenses and hardware. Software related subscription services increased primarily due to higher sales of our NextGen Office cloud-based subscriptions, and incremental sales of our NextGen Mobile and NextGen Population Health cloud-based solutions acquired from Entrada in April 2017 and EagleDream in August 2017. Software related subscription services also benefit from higher sales of our hosting services, Patient Portal, interoperability solutions, and QSIDental Web offerings as we continue to expand our client base. The increase in professional services is mostly associated with transcription and editing services from our acquisition of Entrada, offset by lower sales of professional services due to lower client demand for our core software products and related implementation, training, and consulting services. The increase in support and maintenance is primarily due to lower sales credits in the current year, addition of new customers, and the impact of our annual price increases. EDI revenue increased due to higher EDI services sold with our NextGen Office cloud-based solutions and growth in EDI transaction volume due to the addition of new clients and further penetration of our existing client base. RCM services revenue increased from the addition of new clients and organic growth achieved through cross selling and ramping up of RCM services provided to our existing clients, offset by customer attrition. The decline in software license and hardware reflects lower recent bookings associated with the increasingly saturated end-market for electronic health records software and our transition to a recurring subscription-based model.

Consolidated revenue for the year ended March 31, 2017 increased $17.1 million compared to the year ended March 31, 2016 mostly to a $31.6 million increase in software related subscription services and $6.6 million increase in EDI, partially offset by a $9.3 million decrease in professional services, $6.4 million decrease in support and maintenance, $5.0 million decrease in software license and hardware, and $0.5 million decrease in RCM. The increase in software related subscription services was primarily driven by a full year of sales related to the NextGen Office cloud-based solution acquired from HealthFusion in January 2016, combined with growth in subscriptions related to our interoperability, Patient Portal, and QSIDental Web product offerings as we continue to expand our client base. The increase in EDI is partially attributed to the acquisition of HealthFusion and growth in EDI transaction volume due to addition of new clients and further penetration of our existing client base. The decline in software license and hardware revenue was mostly caused by a shift in market dynamics toward cloud-based solutions and away from perpetual license arrangements, which has also resulted in lower demand for our professional services, including implementation, training, and consulting services. The decline in support and maintenance is due primarily to the disposition of the former Hospital Solutions division in October 2015, which accounted for $5.3 million of the decrease, and net attrition in products sold with accompanying maintenance. The lower RCM revenue is due to customer attrition and a decline in new bookings.

Recurring service revenue, consisting of software related subscription services, support and maintenance, RCM, and EDI, represented 83%, 82%, and 78% of total revenue for the years ended March 31, 2018, 2017, and 2016, respectively.

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

Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Total cost of revenue	$241,535	$223,134	$225,615
Gross profit	289,484	286,490	266,862
Gross margin %	54.5%	56.2%	54.2%

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

Share-based compensation expense included in cost of revenue was $0.9 million, $0.5 million, and $0.4 million for the years ended March 31, 2018, 2017, and 2016, respectively, and is included in the amounts in the table above.

Gross profit for the year ended March 31, 2018 increased $3.0 million compared to the prior year due primarily to the $21.4 million higher revenues discussed above, combined with an increase of $18.4 million in cost of revenue. The increase in cost of revenue is primarily the result of higher costs associated with the acquisitions of Entrada in April 2017 and EagleDream in August 2017, higher amortization of the software technology intangible assets associated with our recent acquisitions, higher EDI vendor costs associated with higher transaction volumes, and higher personnel costs associated with delivering our support and maintenance and RCM services, partially offset by lower amortization of previously capitalized software development cost. The decrease in our gross margin percentage to 54.5% for the year ended March 31, 2018 compared to 56.2% in the prior year period primarily reflects the decline in our high margin software revenue as noted above, partially offset by improvements in the profitability of our professional services driven by the growth in sales described above.

Gross profit for the year ended March 31, 2017 increased $19.6 million compared to the year ended March 31, 2016 primarily to the higher revenues as discussed above, combined with a decrease of $2.5 in cost of revenue. Cost of revenue decreased due to lower payroll costs associated with delivering support and maintenance and professional services and lower amortization of previously capitalized software development costs that became fully amortized during the year, partially offset by higher amortization of the software technology intangible asset acquired from HealthFusion. The increase in the gross margin percentage to 56.2% for the year ended March 31, 2017 compared to 54.2% in the prior year period primarily reflects higher profitability related to sales of the NextGen Office cloud-based solution acquired from HealthFusion in January 2016, offset by lower profitability of professional services as the demand for such services have declined at a quicker pace than the associated payroll costs.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Selling, general and administrative	$193,226	$163,623	$156,234
Selling, general and administrative, as a percentage of revenue	36.4%	32.1%	31.7%

Selling, general and administrative expense consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal and accounting services, legal settlements, acquisition and transaction-related costs, and other general corporate and administrative expenses.

Share-based compensation expense included in selling, general and administrative expenses was $9.2 million, $6.1 million, and $2.6 million for the years ended March 31, 2018, 2017, and 2016, respectively, and is included in the amounts in the table above. The increase in share-based compensation expense for the year ended March 31, 2018 compared to the prior year is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 13, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information on equity award grants.

Selling, general and administrative expenses increased $29.6 million for the year ended March 31, 2018 compared to the prior year primarily due to higher incremental costs associated with our acquisitions of Entrada in April 2017 EagleDream Health in August 2017, higher personnel costs, including share-based compensation, higher advertising and marketing expense related to our rebranding efforts, higher consulting costs associated with our adoption of the new revenue standard (ASC 606, Revenue From Contracts With Customers), including implementation of a new accounting system module, higher legal expense, and accrual of $19.0 million for the preliminary settlement of the Federal Securities Class Action complaint (refer to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for additional information), offset by $3.8 million of fair value adjustments related to the HealthFusion contingent consideration recorded in the prior year period.

Selling, general and administrative expenses increased $7.4 million for the year ended March 31, 2017 compared to the prior year primarily due to higher incremental costs associated with HealthFusion acquired in January 2016, higher legal expense related to shareholder litigation, partially offset by lower payroll costs associated with our reorganization efforts and lower acquisition costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Gross expenditures	$100,124	$86,590	$80,336
Capitalized software costs	(18,865)	(8,249)	(14,675)
Research and development costs, net	$81,259	$78,341	$65,661

Research and development costs, as a percentage of revenue	15.3%	15.4%	13.3%
Capitalized software costs as a percentage of gross expenditures	18.8%	9.5%	18.3%

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

Share-based compensation expense included in research and development costs was $2.0 million, $1.0 million, and $0.3 million for the years ended March 31, 2018, 2017, and 2016, respectively, and is included in the amounts in the table above.

Net research and development costs for the year ended March 31, 2018 increased $2.9 million compared to the prior year due to a $13.5 million increase in our gross expenditures, offset by $10.6 million in higher capitalization of software costs. The increase in both gross expenditures and capitalization of software costs are related to the development of the next major versions of our core software products and enhancements to our existing products, for which we incurred a higher level of personnel and third party development costs. Additionally, gross expenditures increased due to incremental costs associated with the acquisition of Entrada in April 2017 and growth in our research and development headcount.

Net research and development costs for the year ended March 31, 2017 increased $12.7 million compared to the year ended March 31, 2016 due to a $6.3 million increase in our gross expenditures, combined with a $6.4 million decrease in capitalized software costs. The increase in gross expenditures is primarily the result of incremental costs from HealthFusion and higher costs related to development of the next versions of our software products, partially offset by lower gross expenditures from the discontinuation of the former NextGen Now development project during the fourth quarter of fiscal 2016 and lower personnel costs associated with our reorganization efforts. The reduction in capitalized software costs and rate of software capitalization is primarily due to the discontinuation of the former NextGen Now development project and the recent releases of the next major version of our core software products.

Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Amortization of acquired intangible assets	$7,810	$10,435	$5,367

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

Amortization of acquired intangible assets for the year ended March 31, 2018 decreased $2.6 million, compared to the prior year period due to certain acquired intangible assets being fully amortized during the year, partially offset by the incremental amortization associate with intangible assets acquired from Inforth, EagleDream and Entrada.

Amortization of acquired intangible assets for the year ended March 31, 2017 increased $5.1 million, compared to the year ended March 31, 2016 period due to additional amortization of the customer relationships and trade name intangible assets related to the acquisition of HealthFusion.

Impairment of Assets

During the year ended March 31, 2018, we recorded an impairment of $3.8 million to our acquired trade names intangible assets that is reflected within the impairment of assets caption in our consolidated statements of net income and comprehensive income. The impairment was the result of the elimination of certain legacy brand and trade names due to the launching of our new branding, identity, and corporate logo intended to reflect our expanded health technology portfolio following years of recent acquisitions.

Restructuring Costs

During the year ended March 31, 2017, as part of our corporate restructuring plan, we recorded $7.1 million of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits would be paid and the amounts were reasonably estimable. The restructuring plan was substantially complete by the end of fiscal 2017. Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Also included in restructuring costs were certain facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. For the year ended March 31, 2018, we recorded $0.6 million of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations. As of March 31, 2018 and March 31, 2017, the remaining lease obligation, net of estimated projected sublease rentals, was $1.6 million and $2.3 million, respectively. Refer to Note 14, "Commitments, Guarantees, and Contingencies," of our notes to consolidated financial statements included elsewhere in this Report for estimated timing of payments related to remaining lease obligations.

Interest Expense

The following table presents our interest expense for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Interest expense	(3,323)	(3,156)	(1,304)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest expense for the year ended March 31, 2018 increased $0.2 million compared to the prior year. Interest expense for the year ended March 31, 2017 increased $1.9 million compared to the year ended March 31, 2016. The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs.

As of March 31, 2018, we had $37.0 million in outstanding loans under the revolving credit agreement.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Provision for (benefit of) income taxes	$(2,830)	$5,368	$663
Effective tax rate	690.2%	22.7%	10.5%

The change in the effective tax rate for the year ended March 31, 2018 compared to the prior year period was driven primarily by the decrease in pre-tax income for the current year. The year ended March 31, 2018 also benefitted from an increase in the research and development tax credit, the release of uncertain tax position reserves, and a benefit from the lower federal tax rate. These were partially offset by a one-time revaluation of deferred taxes and a foreign transition tax resulting from tax reform legislation enacted on December 22, 2017.

We continue to fully assess the impact of the new tax reform legislation, that was enacted December 22, 2017, on our future taxes and on our consolidated financial statements. We have recorded the provisional impacts of the new tax reform legislation as of March 31, 2018 based on our most reasonable estimates. Our estimated impacts of the new tax reform legislation are based on our current knowledge, interpretation, and assumptions, and the recognized impacts could be materially different from current estimates based on our future results, actions taken by us, the issuance of further guidance, and our further analysis of the new tax reform legislation. Refer to Note 11, "Income Taxes" of our notes to consolidated financial statements included elsewhere in this Report for more information.

The effective tax rate for the year ended March 31, 2017 increased compared to the prior year primarily because the lower income before taxes in the prior year caused the rate reconciling items to have a more significant impact to the effective tax rate.

Net Income

The following table presents our net income (in thousands) and net income per share and for the years ended March 31, 2018, 2017, and 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016
Net income	$2,420	$18,241	$5,657
Net income per share:
Basic	$0.04	$0.30	$0.09
Diluted	$0.04	$0.29	$0.09

As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2018 decreased $15.8 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2017 increased $12.6 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Fiscal Year Ended March 31,
	2018	2017	2016
Cash and cash equivalents	$28,845	$37,673	$36,473
Unused portion of revolving credit agreement (1)	263,000	235,000	145,000
Total liquidity	$291,845	$272,673	$181,473

Net income	$2,420	$18,241	$5,657
Net cash provided by operating activities	$76,586	$110,592	$40,796

(1)	As of March 31, 2018, we had outstanding borrowings of $37.0 million under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of March 31, 2018, our cash and cash equivalents balance of $28.8 million compares to $37.7 million as of March 31, 2017. This decrease primarily reflects $62.9 million of net cash paid for the acquisitions of Entrada, EagleDream and Inforth, which were partially funded by $50.0 million of additional borrowings under our revolving credit agreement, $28.0 million of principal repayments, and payment of $18.8 million to settle the contingent consideration liability related to the acquisition of HealthFusion, offset by $76.6 million of cash from operations. During the upcoming fiscal year ended March 31, 2019, we expect to pay approximately $19.0 million for the preliminary settlement of the Federal Securities Class Action complaint (refer to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for additional information), which we expect to be partially offset by related insurance proceeds.

Our outstanding borrowings under our revolving credit agreement was $37.0 million as of March 31, 2018.

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

We believe that our cash and cash equivalents and marketable securities on hand at March 31, 2018, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2018, 2017, and 2016 (in thousands):

	Year Ended March 31,
	2018	2017	2016
Net income	$2,420	$18,241	$5,657
Non-cash expenses	64,833	62,147	81,013
Cash from net income, as adjusted	$67,253	$80,388	$86,670
Change in deferred revenue	847	(5,493)	(8,390)
Change in accounts receivable	(5,409)	5,535	9,929
Change in other assets and liabilities	13,895	30,162	(47,413)
Net cash provided by operating activities	$76,586	$110,592	$40,796

For the year ended March 31, 2018, cash provided by operating activities decreased $34.0 million compared to the prior year period. The decrease in cash flows was primarily due to $16.3 million in changes to other assets and liabilities, as noted in the table above, of which $43.3 million was associated with changes in income taxes receivable and payable, offset by an accrual of $19.0 million for a preliminary settlement of the Federal Securities Class Action complaint (refer to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for additional information), and higher deferred rents and accruals for remaining lease obligations of our vacated properties. Net cash provided from net income, as adjusted for non-cash expenses, decreased $13.1 million primarily due to higher non-cash expenses during the year ended March 31, 2018, offset by a $15.8 million decrease in net income. The increase in non-cash expenses was driven by changes in deferred taxes, higher share-based compensation, and impairment of assets recorded during the year ended March 31, 2018, offset by lower amortization of previously capitalized software costs, and lower non-cash expense associated with changes in the fair value of contingent consideration liabilities.

For the year ended March 31, 2017, cash provided by operating activities increased $69.8 million compared to the year ended March 31, 2016. The increase in cash flows was primarily due to $77.6 million changes other assets and liabilities, as noted in the table above, of which $75.2 million was associated with changes in income taxes receivable and payable. Net cash provided from net income, as adjusted for non-cash expenses, decreased $6.3 million because the increase of $12.6 million in net income was offset by $18.9 million lower non-cash expenses. The decrease in non-cash expenses was due to a non-cash impairment charge of $32.2 million related to the discontinuation of the former NGNow development project recorded in the prior year, partially offset by higher amortization of intangibles associated with the acquisition of HealthFusion. Refer to the "Net Income" section above for additional details regarding the fluctuations in net income. Cash provided by operating activities increased $5.5 million due to an overall decline in accounts receivable from prior year as a result of higher current year collections and aggressive working capital management, which was offset by a $5.5 million associated with a decline in deferred revenue caused by lower system sales and a shift in market dynamics toward cloud-based solutions.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2018, 2017, and 2016 was $91.5 million, $11.4 million, and $190.4 million, respectively. The $80.1 million net increase in cash used in investing activities for the year ended March 31, 2018 compared to the prior year is primarily due to $62.9 million of cash paid (net of cash acquired) for the acquisitions of Entrada, EagleDream and Inforth, $10.6 million increase in additions to capitalized software associated with the development of new products and enhancement of existing products, $9.3 million lower proceeds from sales of marketable securities, offset by a $2.4 million decrease in additions to equipment and improvements.

The $179.0 million net decrease in cash used in investing activities for the year ended March 31, 2017 compared to the year ended March 31, 2016 is primarily due to $163.8 million of cash paid (net of cash acquired) for the acquisition of HealthFusion in January 2016, $7.1 million higher net proceeds from sales of marketable securities used to make principal payments on our revolving line of credit, $6.4 million decrease in additions to capitalized software associated with the discontinuation of the former NextGen Now development project, and $1.8 million decrease in additions to equipment and improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2018 was $6.1 million compared to net cash used in financing activities of $88.7 million in the prior year. The increase in cash provided in financing activities relates to $22.0 million in net cash provided by our revolving credit facility, including $50.0 million of additional borrowings and $28.0 million of principle repayments, compared to the prior year repayment of $90.0 million on our line of credit. In addition, we received $4.0 million from the issuance of shares under employee stock plans, net of taxes paid for the net share settlement of equity awards. The increase in cash provided by financing activities was partially offset by $18.8 million paid to settle the contingent consideration liability related to the acquisition of HealthFusion and $1.1 million of debt issuance costs paid related to the amendment of our revolving credit agreement.

Net cash used in financing activities for the year ended March 31, 2017 was $88.7 million compared to net cash provided by financing activities of $57.8 million in the year ended March 31, 2016. The $146.5 million net increase in cash used in financing activities is due to $90.0 million in principal repayments on our revolving line of credit in the current year, compared to net proceeds of $105.0 million related to our revolving credit agreement in the prior year, partially offset by $42.9 million in dividends paid to shareholders and payments of $5.4 million in debt issuance and other related fees in the prior year.

Contractual Obligations

We have minimum purchase commitments of $31.2 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our other significant contractual obligations at March 31, 2018 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	2024 and beyond
Operating lease obligations	$57,924	$9,321	$9,012	$8,997	$8,725	$8,393	$13,476
Remaining lease obligations for vacated properties (1)	4,112	1,413	794	816	551	357	181
Line of credit obligations (Note 9)	37,000	—	—	—	—	37,000	—
Foreign transition tax - Tax reform (Note 11)	1,381	1,381	—	—	—	—	—
Total	$100,417	$12,115	$9,806	$9,813	$9,276	$45,750	$13,657

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.0 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of March 31, 2018 was $6.1 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of March 31, 2018 was $2.4 million, which is not included in the table above as the timing of expected payments is not determinable.

New Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018 and March 31, 2017, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of March 31, 2018 and March 31, 2017, we had $37.0 million and $15.0 million, respectively, in outstanding borrowings under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of March 31, 2018 would result in a corresponding change in our annual interest expense of approximately $0.4 million. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of March 31, 2018 and March 31, 2017, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2018, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

During the year ended March 31, 2018, we completed our acquisitions of Entrada, Inc. ("Entrada") in April 2017, EagleDream Health, Inc. (“EagleDream”) in August 2017, and Inforth Technologies (“Inforth”) in January 2018, each of which are now wholly-owned subsidiaries of the Company. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2018, we have elected to exclude Entrada, EagleDream, and Inforth from our evaluation for fiscal year 2018 as permitted under current Securities and Exchange Commission rules and regulations. As of and for the year ended March 31, 2018, the assets and revenues of the acquired companies not included in our evaluation represented less than 1.0% of consolidated assets and 2.3% of consolidated revenues. We are currently in the process of integrating the historical internal controls over financial reporting of the acquired companies with the rest of our company. The integration may lead to changes in future periods, but we do not expect these changes to materially affect our internal controls over financial reporting. We expect to complete this integration in fiscal year 2019.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2018 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	53

Consolidated Balance Sheets as of March 31, 2018 and 2017	55

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2018, 2017 and 2016	56

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2018, 2017 and 2016	57

Consolidated Statements of Cash Flows — Years Ended March 31, 2018, 2017 and 2016	58

Notes to Consolidated Financial Statements	60

(2) The following supplementary financial statement schedule of Quality Systems, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts — Years Ended March 31, 2018, 2017 and 2016	86

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	49

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	January 11, 1996

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	June 14, 2005

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	October 11, 2005

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	March 6, 2006

3.5	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	October 31, 2008

3.6	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	October 6, 2011

10.1*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	July 1, 2011

10.2*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	June 5, 2007

10.3*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	June 5, 2007

10.4*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	May 30, 2013

10.5*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program		8-K	10.2	February 2, 2010

10.6*	Form of Outside Director's Restricted Stock Unit Agreement		8-K	10.1	August 15, 2011

10.7*	Form of Indemnification Agreement		8-K	10.1	January 28, 2013

10.8*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.2	May 28, 2013

10.9*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	July 17, 2013

10.10*	Share Purchase Agreement by and among Quality Systems, Inc., each of the shareholders of Mirth Corporation identified on Annex A thereto, and Jon Teichrow dated as of September 9, 2013		10-Q	2.1	October 31, 2013

10.11*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		10-K	10.17	May 29, 2014

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.12*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	June 27, 2014

10.13*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	June 4, 2015

10.14*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	August 14, 2015

10.15*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	August 14, 2015

10.16*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	August 14, 2015

10.17*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	August 14, 2015

10.18*	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	October 30, 2015

10.19*	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	January 29, 2016

10.20*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	January 28, 2016

10.21*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	February 18, 2016

10.22*	Form of Change of Control Severance Agreement, entered into with the Company's named executive officers effective December 27, 2016.		8-K	10.1	January 3, 2017

10.23*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	January 3, 2017

10.24*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	January 3, 2017

10.25*	Separation Agreement and General Release, dated March 31, 2017, between Daniel J. Morefield and Quality Systems, Inc.		8-K	10.1	April 4, 2017

10.26	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	April 12, 2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.27	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis		8-K	2.1	August 1, 2017

10.28	Quality Systems, Inc. Amended 2015 Equity Incentive Plan		8-K	10.1	August 23, 2017

10.29	Description of 2018 Director Compensation Plan		8-K	10.2	August 23, 2017

10.30	Employment Offer Letter, dated February 16, 2016, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	December 1, 2017

10.31	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		8-K	10.1	April 4, 2018

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

Date: May 24, 2018

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

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 24, 2018
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 24, 2018
Craig A. Barbarosh

/s/ John R. Frantz	Chief Executive Officer (Principal Executive Officer) and Director	May 24, 2018
John R. Frantz

/s/ James R. Arnold	Chief Financial Officer (Principal Financial Officer)	May 24, 2018
James R. Arnold

/s/ George H. Bristol	Director	May 24, 2018
George H. Bristol

/s/ Julie D. Klapstein	Director	May 24, 2018
Julie D. Klapstein

/s/ James C. Malone	Director	May 24, 2018
James C. Malone

/s/ Morris Panner	Director	May 24, 2018
Morris Panner

/s/ Sheldon Razin	Chairman Emeritus and Director	May 24, 2018
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	May 24, 2018
Lance E. Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Quality Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Quality Systems, Inc. and its subsidiaries as of March 31, 2018 and 2017, and the related consolidated statements of net income and comprehensive income, statements of shareholders’ equity, and statements of cash flows for each of the three years in the period ended March 31, 2018, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Entrada, Inc. (“Entrada”), EagleDream Health, Inc. (“EagleDream”), and Inforth Technologies LLC (“Inforth”) from its assessment of internal control over financial reporting as of March 31, 2018 because they were acquired by the Company in a purchase business combination during the year ended March 31, 2018. We have also excluded Entrada, EagleDream, and Inforth from our audit of internal control over financial reporting. Entrada, EagleDream, and Inforth are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1.0% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

May 24, 2018

We have served as the Company’s auditor since 2009.

QUALITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$28,845	$37,673
Restricted cash and cash equivalents (Note 2)	2,373	4,916
Accounts receivable, net (Note 10)	84,962	83,407
Inventory	180	158
Income taxes receivable	8,122	2,679
Prepaid expenses and other current assets	17,180	17,969
Total current assets	141,662	146,802
Equipment and improvements, net	26,795	27,426
Capitalized software costs, net	26,318	13,607
Deferred income taxes, net	9,219	11,265
Intangibles, net	74,091	69,213
Goodwill	218,875	185,898
Other assets	18,795	19,010
Total assets	$515,755	$473,221
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,213	$4,618
Deferred revenue	54,079	52,383
Accrued compensation and related benefits	27,910	24,513
Income taxes payable	73	405
Other current liabilities	48,317	46,775
Total current liabilities	134,592	128,694
Deferred revenue, net of current	1,173	1,394
Deferred compensation	6,086	6,629
Line of credit	37,000	15,000
Other noncurrent liabilities	13,494	16,461
Total liabilities	192,345	168,178
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 63,995 and 62,455 shares at March 31, 2018 and 2017, respectively	640	625
Additional paid-in capital	244,462	228,549
Accumulated other comprehensive loss	(400)	(358)
Retained earnings (1)	78,708	76,227
Total shareholders' equity	323,410	305,043
Total liabilities and shareholders' equity	$515,755	$473,221

(1) Includes cumulative effect adjustment related to adoption of ASU 2016-09. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2018	2017	2016
Revenues:
Software license and hardware	$55,576	$65,547	$70,523
Software related subscription services	99,547	87,050	55,403
Total software, hardware and related	155,123	152,597	125,926
Support and maintenance	163,805	158,803	165,200
Revenue cycle management and related services	83,996	82,552	83,006
Electronic data interchange and data services	92,773	88,951	82,343
Professional services	35,322	26,721	36,002
Total revenues	531,019	509,624	492,477
Cost of revenue:
Software license and hardware	21,667	24,654	27,506
Software related subscription services	44,495	36,744	26,622
Total software, hardware and related	66,162	61,398	54,128
Support and maintenance	29,932	28,317	31,329
Revenue cycle management and related services	60,905	56,370	57,591
Electronic data interchange and data services	54,015	51,102	50,153
Professional services	30,521	25,947	32,414
Total cost of revenue	241,535	223,134	225,615
Gross profit	289,484	286,490	266,862
Operating expenses:
Selling, general and administrative	193,226	163,623	156,234
Research and development costs, net	81,259	78,341	65,661
Amortization of acquired intangible assets	7,810	10,435	5,367
Impairment of assets	3,757	—	32,238
Restructuring costs	611	7,078	—
Total operating expenses	286,663	259,477	259,500
Income from operations	2,821	27,013	7,362
Interest income	55	14	428
Interest expense	(3,323)	(3,156)	(1,304)
Other income (expense), net	37	(262)	(166)
Income (loss) before provision for (benefit of) income taxes	(410)	23,609	6,320
Provision for (benefit of) income taxes	(2,830)	5,368	663
Net income	$2,420	$18,241	$5,657
Other comprehensive income:
Foreign currency translation, net of tax	(42)	80	(382)
Unrealized gain on marketable securities, net of tax	—	43	93
Comprehensive income	$2,378	$18,364	$5,368
Net income per share:
Basic	$0.04	$0.30	$0.09
Diluted	$0.04	$0.29	$0.09
Weighted-average shares outstanding:
Basic	63,435	61,818	60,635
Diluted	63,440	62,010	61,233
Dividends declared per common share	$—	$—	$0.525

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2015	60,303	603	198,650	84,479	(192)	283,540
Common stock issued under stock plans, net of shares withheld for taxes	241	3	989	—	—	992
Common stock issued for earnout settlement	434	4	9,269	—	—	9,273
Tax benefit related to stock options	—	—	(941)	—	—	(941)
Stock-based compensation	—	—	3,295	—	—	3,295
Dividends declared	—	—	—	(32,150)	—	(32,150)
Components of other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	93	93
Translation adjustments	—	—	—	—	(382)	(382)
Net income	—	—	—	5,657	—	5,657
Balance, March 31, 2016	60,978	610	211,262	57,986	(481)	269,377
Common stock issued under stock plans, net of shares withheld for taxes	1,043	11	1,299	—	—	1,310
Common stock issued for earnout settlement	434	4	9,269	—	—	9,273
Tax benefit related to stock options	—	—	(879)	—	—	(879)
Stock-based compensation	—	—	7,598	—	—	7,598
Components of other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	43	43
Translation adjustments	—	—	—	—	80	80
Net income	—	—	—	18,241	—	18,241
Balance, March 31, 2017	62,455	625	228,549	76,227	(358)	305,043
Common stock issued under stock plans, net of shares withheld for taxes	1,540	15	3,818	—	—	3,833
Stock-based compensation	—	—	12,196	—	—	12,196
Cumulative effect adjustment related to the adoption of ASU 2016-09	—	—	(101)	61	—	(40)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(42)	(42)
Net income	—	—	—	2,420	—	2,420
Balance, March 31, 2018	63,995	$640	$244,462	$78,708	$(400)	$323,410

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$2,420	$18,241	$5,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,498	10,080	8,834
Amortization of capitalized software costs	6,518	7,892	9,891
Amortization of other intangibles	23,380	22,462	11,014
Amortization and write-off of debt issuance costs	1,610	1,076	258
Loss on disposal of equipment and improvements	169	530	205
Provision for bad debts	5,913	5,082	3,573
Provision for inventory obsolescence	51	418	48
Share-based compensation	12,297	7,598	3,295
Deferred income taxes	312	(129)	10,030
Excess tax benefit from share-based compensation	328	—	—
Change in fair value of contingent consideration	—	4,247	261
Restructuring costs, net of amounts paid	—	2,891	—
Loss on disposition of Hospital Solutions Division	—	—	1,366
Impairment of assets	3,757	—	32,238
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(5,409)	5,535	9,929
Inventory	(73)	(21)	17
Accounts payable	(1,232)	(6,590)	(271)
Deferred revenue	847	(5,493)	(8,390)
Accrued compensation and related benefits	2,228	5,237	(5,914)
Income taxes	(8,530)	34,740	(40,471)
Deferred compensation	(543)	272	607
Other assets and liabilities	22,045	(3,476)	(1,381)
Net cash provided by operating activities	76,586	110,592	40,796
Cash flows from investing activities:
Additions to capitalized software costs	(18,865)	(8,249)	(14,675)
Additions to equipment and improvements	(9,801)	(12,165)	(14,013)
Proceeds from sales and maturities of marketable securities	—	9,291	8,795
Purchases of marketable securities	—	—	(6,637)
Payments for acquisitions, net of cash acquired	(62,867)	—	(163,843)
HealthFusion working capital adjustment payment	—	(282)	—
Net cash used in investing activities	(91,533)	(11,405)	(190,373)
Cash flows from financing activities:
Proceeds from line of credit	50,000	—	173,509
Repayments on line of credit	(28,000)	(90,000)	(68,509)
Payment of debt issuance costs	(1,105)	—	(5,382)
Payment of contingent consideration related to acquisitions	(18,817)	—	—
Proceeds from issuance of shares under employee plans	4,889	1,310	992
Dividends paid	—	—	(42,850)
Payments for taxes related to net share settlement of equity awards	(848)	—	—
Net cash provided by (used in) financing activities	6,119	(88,690)	57,760
Net increase (decrease) in cash and cash equivalents	(8,828)	10,497	(91,817)
Cash and cash equivalents at beginning of period	37,673	27,176	118,993
Cash and cash equivalents at end of period	$28,845	$37,673	$27,176

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Fiscal Year Ended March 31,
	2018	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,379	$4,800	$33,246
Cash refunds from income taxes	1,874	29,575	2,344
Cash paid for interest	1,953	1,958	781
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	1,442	4,813	2,933
Unpaid additions to equipment and improvements	72	82	295
Common stock issued for settlement of share-based contingent consideration	—	9,273	9,273

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1. Organization of Business

Description of Business

Quality Systems, Inc., known to our clients as NextGen® Healthcare, provides solutions on an integrated platform that enables our clients to target superior clinical and financial outcomes concurrent with improved physician and patient engagement.

Our clients span the ambulatory care market from large multi-specialty to small single specialty practices and include networks of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), independent physician associations (“IPAs”), accountable care organizations (“ACOs”), ambulatory care centers (“ACCs”), and community health centers(“CHCs”).

At the core of our offerings are industry leading electronic health record (“EHR”) and practice management (“PM”) solutions that support the foundational clinical and financial activities of any ambulatory practice. We strive to enable our clients’ ability to maintain control of their organizational identity and destiny, rather than dictating a technology-driven road map. To meet our clients’ unique, evolving needs, we continue to expand and enrich our core offerings to create a comprehensive platform essential to our client’s success in the new value-based environment. Our platform includes one of the industry’s most recognized suites of vendor-agnostic cloud-based interoperability tools as well as our recently acquired, cloud-based Population Health Management and Analytics platform which allows our clients to cost effectively manage populations of patients – improving outcomes and enhancing the quality of care rendered. Our mobile solution significantly enhances, automates and streamlines physician workflows reducing physician burnout and resulting physician attrition.

We have a history of enhancing our solutions through organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our ambulatory market product portfolio. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory market place. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion"), and its cloud-based EHR/PM. In April 2017, we acquired Entrada, Inc. ("Entrada"), a cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. (“EagleDream”) and its cloud-based population health analytics, and in January 2018, we acquired Inforth Technologies (“Inforth”) for its specialty-focused clinical content.

Quality Systems, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our website is located at www.nextgen.com. We operate on a fiscal year ending on March 31.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Quality Systems, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” or “our” as used herein refers collectively to the Company, unless otherwise stated. All intercompany accounts and transactions have been eliminated.

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

Revenue Recognition. We generate revenue from sales of licensing rights and subscriptions to our software products, hardware and third-party software products, support and maintenance services, revenue cycle management (“RCM”), electronic data interchange (“EDI”) and professional services, such as implementation, training, and consulting performed for clients who use our products.

We generally recognize revenue provided that persuasive evidence of an arrangement exists, fees are considered fixed or determinable, delivery of the product or service has occurred, and collection is considered probable. Revenue from the delivered elements, such as software licenses, are generally recognized upon physical or electronic delivery. In certain transactions where collection is not considered probable, the revenue is deferred until collection occurs. If the fee is not fixed or determinable, then the revenue recognized in each period (subject to application of other revenue recognition criteria) will be the lesser of the aggregate amounts due and payable or the amount of the arrangement fee that would have been recognized if the fees were being recognized using the residual method. We assess whether fees are considered fixed or determinable at the inception of the arrangement and negotiated fees generally are based on a specific volume of products to be delivered and not subject to change based on variable pricing mechanisms, such as the number of units copied or distributed or the expected number of users.

A typical software licensing arrangement may contain multiple elements, such as software licenses, support and maintenance services, and professional services. Revenue from arrangements involving multiple elements is generally allocated to each element using the residual method when evidence of fair value only exists for the undelivered elements. The fair value of an element is based on vendor-specific objective evidence (“VSOE”), which is established based on the price charged when the same element is sold separately or renewed. We generally establish VSOE for the related undelivered elements based on the bell-shaped curve method. VSOE is established on maintenance for certain clients based on stated renewal rates only if the rate is determined to be substantive and falls within our customary pricing practices. VSOE calculations are updated and reviewed on a quarterly or annual basis, depending on the nature of the product or service.

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

From time to time, we offer future purchase discounts on our products and services as part of our arrangements. Such discounts that are incremental to the range of discounts reflected in the pricing of the other elements of the arrangement, that are incremental to the range of discounts typically given in comparable transactions, and that are significant, are assessed as an additional element of the arrangement. Based on our assessments, such discounts are generally not considered to be incremental and significant. Revenue deferred related to incremental and significant future purchase options, if any, are not recognized until either the client exercises the discount offer or the offer expires.

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

Revenue from RCM and related services is derived from service fees under our RCM arrangements, generally calculated as a percentage of total client collections. Our RCM arrangements include ongoing billing, collections, and other related services, and often may also include other products and services, such as software, software-as-a-service, support and maintenance, and professional services. We recognize RCM and related services revenue at the time collections are made by the client as the services fees are not fixed or determinable until such time.

We record revenue net of sales tax obligation in the consolidated statements of net income and comprehensive income.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. We had cash deposits held at U.S. banks and financial institutions at March 31, 2018 of which $27,566 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.

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

Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under certain circumstances. Accordingly, we estimate sales return reserves, including reserves for returns and other credits, based upon our review of customer-specific facts and circumstances, including aged receivable balances, and recognize revenue, net of an allowance for sales returns. If we are unable to estimate the returns, revenue recognition may be delayed until the rights of return period lapses, provided also, that all other criteria for revenue recognition have been met. If we experience changes in practices related to sales returns or changes in actual return rates that deviate from the historical data on which our reserves had been established, our revenues may be adversely affected.

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

Our allowances for doubtful accounts are based on our assessment of the collectability of client accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the client receivable balances as well as external factors such as economic conditions that may affect a client’s ability to pay and review of major third-party credit-rating agencies, as needed.

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

Depreciation expense related to our equipment and improvements was $10,498, $10,080, and $8,834 for the years ended March 31, 2018, 2017, and 2016, respectively.

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

We also incur costs to develop software applications for our internal-use and costs for the development of software-as-a-service ("SaaS") based products sold to our clients. The development costs of our SaaS-based products are considered internal-use for accounting purposes. Our internal-use capitalized costs are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three to seven years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for developing SaaS-based products are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for developing our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.

Business Combinations. In accordance with the accounting for business combinations, we allocate the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent our best estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type and nature of tangible or intangible asset acquired, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. The purchase price allocation methodology contains uncertainties as it requires us make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, deferred revenue, and contingent consideration liabilities. We estimate the fair value of the contingent consideration liabilities based on our projection of expected results, as needed. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.

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

Intangible Assets. Intangible assets consist of customer relationships, trade names and contracts, and software technology. These intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 3 to 10 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment is deemed to have occurred and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

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

Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $9,073, $7,111, and $7,890 for the years ended March 31, 2018, 2017, and 2016, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2018	2017	2016
Earnings per share — Basic:
Net income	$2,420	$18,241	$5,657
Weighted-average shares outstanding — Basic	63,435	61,818	60,635
Net income per common share — Basic	$0.04	$0.30	$0.09

Earnings per share — Diluted:
Net income	$2,420	$18,241	$5,657
Weighted-average shares outstanding	63,435	61,818	60,635
Effect of potentially dilutive securities	5	192	598
Weighted-average shares outstanding — Diluted	63,440	62,010	61,233
Net income per common share — Diluted	$0.04	$0.29	$0.09

The computation of diluted net income per share does not include 2,984, 2,999 and 1,926 options for the years ended March 31, 2018, 2017, and 2016 respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the fiscal year ended March 31, 2018, 2017, and 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016
Costs and expenses:
Cost of revenue	$938	$514	$404
Research and development costs, net	2,038	973	318
Selling, general and administrative	9,220	6,111	2,573
Total share-based compensation	12,196	7,598	3,295
Income tax benefit	(4,125)	(2,637)	(1,018)
Decrease in net income	$8,071	$4,961	$2,277

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

We expect to implement the new revenue guidance when it becomes effective for us in the first quarter of fiscal 2019 utilizing the modified retrospective transition method. Under this transition method, prior period amounts will not be adjusted and the cumulative effect from prior periods of applying the new revenue guidance will be recognized in our consolidated balance sheets as of the date of adoption, including an adjustment to retained earnings.

We have completed our assessment of the potential impacts to our business processes, systems, and internal controls that could result from the implementation of the new revenue guidance. We expect that the new revenue guidance will result in additional complexity to our revenue recognition, including the use of an increased amount of significant judgments and estimates, particularly as it relates to our RCM services revenue, as compared to our current revenue recognition. RCM services revenue is derived from sales under our NextGen Financial Suite arrangements that include ongoing billing, collections, and other related services, and often may also include other products and services, such as software, subscriptions, support and maintenance, and professional services, for which service fees are generally calculated as a percentage of total client collections. Currently, we recognize RCM services revenue at the time collections are made by the client as the services fees are not fixed or determinable until such time. Substantially all revenues under our RCM services arrangements are currently reported as RCM and related services revenue in the consolidated statements of net income and comprehensive income. Upon the adoption of the new revenue guidance, we will estimate the total consideration to which we expect to be entitled over the non-cancellable contractual period of the RCM services arrangements and allocate the total consideration to the various performance obligations that may be included in the arrangement. As a result, a portion of revenues from our RCM services arrangements that were previously recognized and reported as RCM and related services revenue will be recognized as software, subscriptions, support and maintenance, and professional services revenue subsequent to the adoption of the new revenue guidance. Under the new revenue guidance, the timing of revenue recognition is based upon the transfer of value of the promised goods or services to our clients, which may result in an acceleration of revenue recognition under our RCM services arrangements as our software, subscriptions, support and maintenance, and professional services may be transferred to the client prior to time that client collections occur. Accordingly, we preliminarily expect a decrease in our RCM services revenue with a corresponding increase to our software, subscriptions, and professional services revenue subsequent to the adoption of the new revenue guidance.

Additionally, certain incremental costs incurred to obtain contracts with customers, such as sales commissions, are within the scope of the new revenue guidance and are required to be capitalized and amortized to expense over the remaining performance periods of the contracts. Currently, our sales commission are capitalized and amortized to expense over the related period of revenue recognition, which is generally one-year, or up to five-years for certain longer-term arrangements. We currently expect an increase in the amortization period of capitalized sales commissions upon adoption of the new revenue guidance, and we are currently in the process of evaluating the potential impact of the capitalization and amortization of sales commissions on our consolidated financial statements.

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

3. Cash and Cash Equivalents

At March 31, 2018 and March 31, 2017, we had cash and cash equivalents of $28,845 and $37,673, respectively. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days.

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2018 and March 31, 2017:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$28,845	$28,845	$—	$—
Restricted cash and cash equivalents	2,373	2,373	—	—
	$31,218	$31,218	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$37,673	$37,673	$—	$—
Restricted cash and cash equivalents	4,916	4,916	—	—
	$42,589	$42,589	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$18,817	$—	$18,817	$—
	$18,817	$—	$18,817	$—

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

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the year ended March 31, 2018, we recorded an impairment of $3,757 to our acquired trade names intangible assets, which was the result of the elimination of certain legacy brand and trade names due to the launching of our new branding, identity, and corporate logo intended to reflect our expanded health technology portfolio following years of recent acquisitions. During the years ended March 31, 2018 and 2017, we also recorded certain measurement period adjustments to goodwill (see Note 5).

5. Business Combinations and Disposals

On January 31, 2018, we completed the acquisition of Inforth Technologies, LLC ("Inforth") pursuant to the Membership Interest Purchase Agreement, dated January 31, 2018. Headquartered in Traverse City, MI. Inforth was one of our premier clinical content and technical services partners specializing in comprehensive solutions for physician practices. The preliminary purchase price of Inforth totaled $4,337 and was funded by cash flows from operations.

On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger, dated July 31, 2017. Headquartered in Rochester, NY, EagleDream provides cloud-based analytics that drives meaningful insight across clinical, financial and administrative data to optimize practice performance. The preliminary purchase price of EagleDream totaled $25,609, which included preliminary working capital and other customary adjustments, and was partially funded by a draw against our revolving credit agreement (see Note 9).

On April 14, 2017, we completed our acquisition of Entrada, Inc. ("Entrada") pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017. Based in Nashville, TN, Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. The acquisition of Entrada and its cloud-based, mobile application is part of our commitment to deliver systematic solutions that meet its clients' transforming work requirements to become increasingly nimble and mobile. The preliminary purchase price of Entrada totaled $33,958, which included preliminary working capital and other customary adjustments and was primarily funded by a draw against our revolving credit agreement (see Note 9).

On January 4, 2016, we completed our acquisition of HealthFusion Holdings, Inc. ("HealthFusion") pursuant to the Agreement and Plan of Merger, dated October 30, 2015. HealthFusion provides Web-based, cloud computing software for physicians, medical billing service providers, and hospitals. Its flagship product, MediTouch®, is a fully-integrated, cloud-based software suite consisting of clearinghouse, practice management, electronic health records, and patient portals with rich functionality to enable mobility, workflow automation, and advanced reporting and analytics aimed primarily at small-to-mid-size physician practices. The acquisition of HealthFusion is part of our strategy to expand its client base and cloud-based solution capabilities in the ambulatory market. Over time, we plan to expand the HealthFusion platform to satisfy the needs of practices of increasing size and complexity. The purchase price of HealthFusion totaled $183,049, which included working capital and other customary adjustments and the fair value of contingent consideration related to an additional $25,000 of cash in the form of an earnout, subject to HealthFusion achieving certain revenue targets through December 31, 2016. The initial estimated fair value of contingent consideration of $16,700 was based on a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected HealthFusion revenues. As of March 31, 2017, the fair value of the contingent consideration was $18,817, which was paid and settled during the quarter ended June 30, 2017. The acquisition of HealthFusion was initially funded by a draw against the revolving credit agreement (see Note 9), a portion of which was subsequently repaid from existing cash on hand.

We accounted for the acquisitions noted above as purchase business combinations using the acquisition method of accounting. The purchase price allocation of the Inforth, EagleDream, and Entrada acquisitions are deemed to be preliminary. The purchase price allocation of the HealthFusion acquisition was considered final as of March 31, 2017.

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

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of Inforth is considered deductible for tax purposes, and goodwill arising from the acquisitions of EagleDream, Entrada, and HealthFusion are not deductible for tax purposes.

The total preliminary purchase price for the acquisitions of Inforth, EagleDream, and Entrada and final purchase price for the acquisition of HealhtFusion are summarized as follows:

	Inforth	EagleDream	Entrada
	Preliminary	Preliminary	Preliminary	HealthFusion
	Purchase Price	Purchase Price	Purchase Price	Purchase Price
Initial purchase price	$4,000	$26,000	$34,000	$165,000
Settlement of pre-existing net liabilities	337	—	—	—
Contingent consideration	—	—	—	16,700
Working capital and other adjustments	—	(391)	(42)	1,349
Total purchase price	$4,337	$25,609	$33,958	$183,049

Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$25	$573	$102	$2,225
Accounts receivable	6	217	1,836	1,514
Prepaid expense and other current assets	—	20	145	4,645
Equipment and improvements	—	—	163	767
Capitalized software costs	—	—	364	307
Deferred income tax asset	—	—	117	—
Other assets	—	—	—	700
Accounts payable	—	(115)	(639)	(1,085)
Accrued compensation and related benefits	(49)	(691)	(120)	(533)
Deferred revenues	—	(394)	(234)	(1,067)
Deferred income tax liability	—	(1,811)	—	(9,089)
Other liabilities	(22)	(122)	(444)	(2,721)
Total net tangible assets acquired and liabilities assumed	(40)	(2,323)	1,290	(4,337)
Fair value of identifiable intangible assets acquired:
Goodwill	1,177	14,532	17,268	112,386
Software technology	3,200	12,800	10,500	42,500
Customer relationships	—	600	3,300	28,500
Trade name	—	—	1,600	4,000
Total identifiable intangible assets acquired	4,377	27,932	32,668	187,386
Total purchase price	$4,337	$25,609	$33,958	$183,049

As noted in the table above, we recorded $3,200 of Inforth intangible assets related to software technology, which is being amortized over 5 years. We recorded $13,400 of EagleDream intangible assets related to customer relationships and software technology, which are being amortized over 8 years and 5 years, respectively. The weighted average amortization period for the acquired EagleDream intangible assets is 5.1 years. We also recorded $15,400 of Entrada intangible assets related to customer relationships, trade names, and software technology, which are being amortized over 10 years, 5 years, and 5 years, respectively. The weighted average amortization period for the acquired Entrada intangible assets is 6.1 years.

In connection with the HealthFusion acquisition, we recorded $75,000 of intangible assets related to customer relationships, trade names and software technology. We are amortizing the HealthFusion customer relationships over 10 years and trade names and software technology over 5 years. The weighted average amortization period for the acquired HealthFusion intangible assets is 6.9 years.

During the year ended March 31, 2018, we recorded a measurement period adjustment of $274 to EagleDream goodwill related to liabilities which existed at the time of acquisition, partially offset by changes in deferred taxes based on the filing of tax returns, and a measurement period adjustment of $924 to Entrada goodwill related to changes in deferred taxes based on the filing of tax returns.

During the year ended March 31, 2017, we recorded a measurement period adjustment of $2,938 to HealthFusion goodwill related to changes in deferred taxes based on the filing of final tax returns.

The revenues, earnings, and pro forma effects of the Inforth, EagleDream, and Entrada acquisitions would not have been material to our results of operations, individually and in aggregate, and are therefore not presented.

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

Pro forma year ended March 31, 2016 (unaudited)
Combined revenues	518,708
Combined net income	134

The pro forma revenue and net income were derived by combining our historical results with HealthFusion's historical results, after applying our accounting policies and making adjustments related to the amortization of acquired intangible assets and interest expense associated with the revolving credit agreement. Specifically, the pro forma combined net income for the year ended March 31, 2016 include estimated amortization of acquired intangible assets and of estimated interest expense.

Hospital Disposition

On October 22, 2015, we closed an Asset Purchase Agreement with Quadramed Affinity Corporation in which we sold and assigned substantially all assets and liabilities of the former Hospital Solutions division. We believed that the Hospital disposition would allow us to focus our efforts and resources on our core ambulatory business. The financial terms of the transaction and the amount of consideration received were not significant. Since the Hospital disposition did not have a major effect on our operations and financial results, separate discontinued operations reporting was not provided.

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

6. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our assessment, we have determined that there was no impairment to our goodwill as of June 30, 2017. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the years ended March 31, 2018 and March 31, 2017, we did not identify any events or circumstances that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of March 31, 2018 was $218,875, which reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 5). The carrying amount of goodwill as of March 31, 2017 was $185,898. During the years ended March 31, 2018 and 2017, we also recorded certain measurement period adjustments to goodwill (see Note 5).

7. Intangible Assets

During the year ended March 31, 2018, we recorded an impairment of $3,757 to our acquired trade names intangible assets that is reflected within the impairment of assets caption in our consolidated statements of net income and comprehensive income. The impairment was the result of the elimination of certain legacy brand and trade names due to the launching of our new branding, identity, and corporate logo intended to reflect our expanded health technology portfolio following years of recent acquisitions.

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(35,531)	(39,138)	(74,669)
Net intangible assets	$18,919	$55,172	$74,091

	March 31, 2017
	Customer	Trade Name	Software
	Relationships	and Contracts	Technology	Total
Gross carrying amount	$50,550	$5,480	$67,810	$123,840
Accumulated amortization	(28,972)	(2,088)	(23,567)	(54,627)
Net intangible assets	$21,578	$3,392	$44,243	$69,213

Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of net income and comprehensive income was $7,810, $10,435, and $5,368 for the years ended March 31, 2018, 2017 and 2016, respectively. Amortization expense related to software technology recorded as cost of revenue was $15,570, $12,027, and $5,646 for the years ended March 31, 2018, 2017, and 2016, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2018:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2019	$4,345	$17,151	$21,496
2020	3,460	17,151	20,611
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,761	3,627
2024 and beyond	4,172	361	4,533
Total	$18,919	$55,172	$74,091

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	March 31, 2018	March 31, 2017
Gross carrying amount	$50,361	$104,948
Accumulated amortization	(24,043)	(91,341)
Net capitalized software costs	$26,318	$13,607

During the year ended March 31, 2018, we acquired $364 in capitalized software from Entrada (see Note 5) and retired $73,817 of fully amortized capitalized software costs that are no longer being utilized by our client base. Amortization expense related to capitalized software costs was $6,518, $7,892, and $9,891 for the years ended March 31, 2018, 2017, and 2016, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2018. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2019	$12,800
2020	8,100
2021	4,600
2022	818
Total	$26,318

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

9. Line of Credit

On March 29, 2018, we entered into a $300,000 amended and restated revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and certain other agents and lenders. The Credit Agreement replaces our prior $250,000 revolving credit agreement originally entered into on January 4, 2016 (“Original Credit Agreement”). The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans and also includes a $100,000 accordion feature that provides us with the ability to obtain up to $400,000 in the aggregate of revolving credit commitments and/or term loans upon satisfaction of certain conditions.

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes.

The revolving loans under the Credit Agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our total leverage ratio from time to time.

The revolving loans under the Credit Agreement are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents and sale and leaseback transactions. The Credit Agreement also requires us to maintain (1) a maximum net leverage ratio of 3.00 to 1.00 and (2) a minimum fixed charge coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter through the term of the loan. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2018.

As of March 31, 2018, we had $37,000 in outstanding loans and $263,000 of unused credit under the Credit Agreement. As of March 31, 2017, we had $15,000 in outstanding loans and $235,000 of unused credit under the Original Credit Agreement. The interest rates as of March 31, 2018 and 2017 was approximately 3.1% and 2.3%, respectively.

During the years ended March 31, 2018, 2017, and 2016 we recorded $1,812, $1,899, and $969 of interest expense (excluding amortization of deferred debt issuance costs), respectively, and the weighted average interest rates were approximately 2.8%, 2.4%, and 3.2% respectively.

Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of March 31, 2018, total unamortized debt issuance costs were $3,549, which includes $1,105 of additional costs related to the Credit Agreement, and net of $536 unamortized debt issuance costs that were written off in connection with amending the Original Credit Agreement. As of March 31, 2017, total unamortized debt issuance costs were $4,048. During the years ended March 31, 2018, 2017, and 2016, we recorded $1,610, $1,076, and $258, respectively, in amortization of deferred debt issuance costs.

10. Composition of Certain Financial Statement Captions

Accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the deferred revenue balance on the accompanying consolidated balance sheets.

	March 31, 2018	March 31, 2017
Accounts receivable, gross	$94,358	$93,377
Sales return reserve	(5,520)	(7,213)
Allowance for doubtful accounts	(3,876)	(2,757)
Accounts receivable, net	$84,962	$83,407

Inventory is comprised of finished goods of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2018	March 31, 2017
Prepaid expenses	$16,693	$14,884
Other current assets	487	3,085
Prepaid expenses and other current assets	$17,180	$17,969

Equipment and improvements are summarized as follows:

	March 31, 2018	March 31, 2017
Computer equipment	$27,347	$22,014
Internal-use software	15,804	13,053
Furniture and fixtures	11,432	10,472
Leasehold improvements	16,016	16,360
Equipment and improvements, gross	70,599	61,899
Accumulated depreciation and amortization	(43,804)	(34,473)
Equipment and improvements, net	$26,795	$27,426

The current portion of deferred revenues are summarized as follows:

	March 31, 2018	March 31, 2017
Professional services	$20,982	$21,889
Software license, hardware and other	12,879	12,680
Support and maintenance	11,375	9,691
Software related subscription services	8,843	8,123
Deferred revenue	$54,079	$52,383

Accrued compensation and related benefits are summarized as follows:

	March 31, 2018	March 31, 2017
Payroll, bonus and commission	$18,120	$15,836
Vacation	9,790	8,677
Accrued compensation and related benefits	$27,910	$24,513

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2018	March 31, 2017
Accrued securities litigation settlement	$19,000	$—
Accrued consulting and outside services	4,428	2,496
Customer credit balances and deposits	4,287	4,124
Accrued outsourcing costs	2,898	1,588
Care services liabilities	2,373	4,957
Accrued EDI expense	2,310	2,490
Deferred rent and lease obligations	2,266	2,427
Accrued self insurance expense	2,145	1,697
Accrued legal expense	1,793	853
Accrued hosting costs	1,600	401
Accrued royalties	1,400	2,033
Sales tax payable	499	448
Employee benefit plan withholdings	174	739
Contingent consideration and other liabilities related to acquisitions	—	18,817
Other accrued expenses	3,144	3,705
Other current liabilities	$48,317	$46,775

Deferred rent and lease obligations	$10,864	$11,402
Uncertain tax positions	2,419	4,762
Other liabilities	211	297
Other noncurrent liabilities	$13,494	$16,461

11. Income Taxes

The provision for (benefit of) income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2018	2017	2016
Current:
Federal taxes	$(2,788)	$3,443	$(9,338)
State taxes	(1,073)	1,556	(403)
Foreign taxes	678	498	374
Total current taxes	(3,183)	5,497	(9,367)
Deferred:
Federal taxes	$2,949	$824	$10,474
State taxes	(2,510)	(879)	(100)
Foreign taxes	(86)	(74)	(344)
Total deferred taxes	353	(129)	10,030
Provision for (benefit of) income taxes	$(2,830)	$5,368	$663

The provision for (benefit of) income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
Tax expense at United States federal statutory rate (1)	$(129)	$8,263	$2,212
Items affecting federal income tax rate:
Research and development tax credits	(4,179)	(2,276)	(2,517)
Impact of uncertain tax positions	(2,884)	311	47
Return to provision true-ups	(2,229)	(300)	(492)
Impact of foreign operations	(365)	(402)	(644)
Impact of valuation allowance	(101)	(212)	149
Qualified production activities income deduction	(4)	(763)	—
Impact of amended returns	—	(1,530)	—
Net operating loss carryback	—	—	578
Non-deductible expenses	98	(7)	266
Acquisition expenses	304	1,336	(228)
Impact of audit settlements	428	—	11
Deferred adjustments	611	(490)	234
Compensation	620	192	232
State income taxes	1,291	1,246	815
Foreign transition tax - Tax reform	1,381	—	—
Tax act revaluation of deferred tax balances	2,328	—	—
Provision for (benefit of) income taxes	$(2,830)	$5,368	$663

(1) Federal statutory rate was 31.5%, 35.0% and 35.0% for March 31, 2018, 2017 and 2016, respectively.

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31,	March 31,
	2018	2017
Deferred tax assets:
Net operating losses	$9,729	$11,811
Research and development credit	5,368	4,328
Deferred revenue	4,918	7,337
Compensatory stock option expense	8,023	4,028
Deferred rent	3,364	5,446
Accrued legal settlement	4,906	7,063
Allowance for doubtful accounts	2,267	3,974
Deferred compensation	—	2,642
Foreign deferred taxes	1,259	1,173
Other	580	730
Total deferred tax assets	40,414	48,532
Deferred tax liabilities:
Intangibles assets	$(17,323)	$(18,038)
Capitalized software	(4,854)	(7,494)
Accounts receivable	(3,340)	(5,538)
Accelerated depreciation	(1,568)	(2,348)
Prepaid expense	(1,217)	(1,776)
Total deferred tax liabilities	(28,302)	(35,194)
Valuation allowance	(2,893)	(2,073)
Deferred tax assets, net	$9,219	$11,265

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.

As of March 31, 2018 and March 31, 2017, we had federal net operating loss (“NOL”) carryforwards of $36,395 and $31,032, respectively. The federal NOL carryforwards were inherited in connection with our acquisitions of HealthFusion in January 2016, Gennius in March 2015, Entrada in April 2017, and EagleDream in August 2017. The NOL carryforwards expire in various amounts starting on 2029 for both federal and state tax purposes. As of March 31, 2018, we had state NOL carryforwards of approximately $2,086, related to the HealthFusion, Entrada, and EagleDream acquisitions state NOL tax attribute. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

As of March 31, 2018 and March 31, 2017, the research and development tax credit carryforward available to offset future federal and state taxes was $5,368 and $4,328 respectively. The credits expire in various amounts starting in 2019.

We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and NOL carryforwards for which we have recorded a valuation allowance.

We have not recorded any United States income tax or foreign withholding tax on the earnings of our India foreign subsidiary as these amounts are intended to be indefinitely reinvested. As of March 31, 2018, the cumulative amount of undistributed earnings of our foreign subsidiary was $9,844. Determination of the potential amount of unrecognized deferred United States income tax liability and foreign withholding tax is not practicable because of the complexities associated with its hypothetical calculation.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in our consolidated balance sheet, is as follows:

Balance as of March 31, 2016	$3,955
Additions for prior year tax positions	920
Additions for current year tax positions	139
Reductions for prior year tax positions	(252)
Balance as of March 31, 2017	4,762
Additions for current year tax positions	217
Reductions for prior year tax positions	(2,560)
Balance as of March 31, 2018	$2,419

During the year ended March 31, 2018, we recorded additional net liabilities of $217 mostly related to various state tax planning benefits recorded in the current year for prior year tax positions. The total amount of unrecognized tax benefit that, if recognized, would decrease the income tax provision is $2,419.

Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of net income and comprehensive income. We had approximately $213 and $297 of accrued interest related to income tax matters as of March 31, 2018 and 2017, respectively. We recognized $86 and $170 of interest related to income tax matters in the consolidated statements of net income and comprehensive income in the years ended March 31, 2018 and 2017, respectively, and $57 in the year ended March 31, 2016. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.

We are no longer subject to United States federal income tax examinations for tax years before fiscal years ended 2014. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal years ended 2013. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

United States Tax Reform

On December 22, 2017, the President of the United States signed and enacted into law H.R. 1 (the “Tax Reform”). This new tax legislation, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions, such as

•	Establishes a flat corporate income tax rate of 21% on United States earnings
•	Imposes a one-time tax on unremitted cumulative non- United States earnings of foreign subsidiaries (Transition Tax)
•

Imposes a new minimum tax on certain non- United States earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional United States taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI Tax”)

•	Subjects certain payments made by a United States company to a related foreign company to certain minimum taxes (Base Erosion Anti-Abuse Tax)
•

Eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for United States companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales

•	Allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed
•	Reduces deductions with respect to certain compensation paid to specified executive officers

We are subject to the provisions of FASB Accounting Standards Codification 740-10, Income Taxes (“ASC 740”), which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Tax Reform reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, and thus we have revised our estimated annual effective tax rate to reflect the change in the federal statutory rate by using a blended rate of 31.5% for the annual period ended March 31, 2018. As a result of the enacted reduction in the federal corporate income tax rate, we recorded a one-time, non-cash increase to income tax expense in the fiscal year ended March 31, 2018 related to the remeasurement of certain deferred tax assets and liabilities. The resulting $2,327 decrease in net deferred tax assets was reasonably estimated and based on the tax rates at which they are expected to reverse in the future.

The Tax Reform also required a one-time transition tax based on total post-1986 foreign cumulative earnings and profits previously deferred from United States federal taxation, which was reasonably estimated and recorded as a one-time income tax expense of $1,381 at March 31, 2018. We will continue to analyze the calculation of cumulative foreign earnings and finalize the amounts held in cash or other specified assets.

Due to the complexities involved in accounting for the enactment of the Tax Reform, Staff Accounting Bulletin No. 118 (”SAB 118”) allowed us to record provisional amounts in earnings for the year ended March 31, 2018. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Reform. We will continue to analyze the effects of the Tax Reform on our consolidated financial statements. Additional impacts from the enactment of the Tax Reform will be recorded as they are identified during the measurement period of up to one year from the enactment date as provided for in SAB 118. The final impact of the Tax Reform may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in our interpretation of the Tax Reform, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, our United States tax returns for March 31, 2018 will be filed during the first quarter of 2019 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax expense recorded as of March 31, 2018.

We also continue to evaluate the impact of the GILTI provisions under the Tax Reform which are complex and subject to continuing regulatory interpretation by the United States Internal Revenue Service. We are required to make an accounting policy election of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The accounting policy we elect with respect to the new GILTI Tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact. We did not include an estimate of GILTI in our estimated effective tax rate for March 31, 2018, as we have not completed our analysis and are not yet able to determine which method to elect.

The Tax Reform legislation includes various other provisions with effective dates beginning April 1, 2018 and beyond. For other changes that impact business related income, exclusions, deductions and credits with effective dates for our fiscal year beginning April 1, 2018, we will continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Reform.

12. Employee Benefit Plans

We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the Internal Revenue Service limit per year based on the Internal Revenue Code. The annual contribution is determined by a formula set by our Board of Directors ("Board") and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board. Contributions of $4,205, $2,735 and $1,063 were made by the Company to the 401(k) plan for the years ended March 31, 2018, 2017, and 2016, respectively.

We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $6,086 and $6,629 at March 31, 2018 and 2017, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $8,890 and $8,115 at March 31, 2018 and 2017, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $66, $65 and $120 to the Deferral Plan for the years ended March 31, 2018, 2017, and 2016, respectively.

13. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2018, there were 580,795 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of March 31, 2018, there were 3,089,375 outstanding options, 1,820,910 outstanding shares of restricted stock awards, 83,125 outstanding shares of performance stock awards, and 8,571,286 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the years ended March 31, 2018, 2017, and 2016:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2015	1,636,176	$24.82	5.5	$8
Granted	1,414,000	15.51	7.6
Exercised	(800)	15.99	6.2	$1
Forfeited/Canceled	(572,090)	24.65	4.6
Expired	(30,000)	22.81
Outstanding, March 31, 2016	2,447,286	19.55	6.3	$574
Granted	1,146,500	11.30	7.2
Forfeited/Canceled	(708,371)	16.86	3.4
Outstanding, April 1, 2017	2,885,415	15.41	6.2	$3,150
Granted	1,479,000	14.56	7.5
Exercised	(216,405)	16.62	5.8	$119
Forfeited/Canceled	(477,840)	18.90	3.1
Outstanding, March 31, 2018	3,670,170	$15.51	6.2	$766
Vested and expected to vest, March 31, 2018	3,262,589	$15.66	6.1	$680
Exercisable, March 31, 2018	1,013,165	$18.59	4.7	$207

Share-based compensation expense related to stock options was $2,953, $3,496, and $1,682 for the years ended March 31, 2018, 2017, and 2016, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2018	March 31, 2017	March 31, 2016
Expected term	5.6 - 6.1 years	6.0 - 6.6 years	3.8 - 3.9 years
Expected volatility	37.0% - 37.7%	36.9% - 37.4%	39.3% - 41.1%
Expected dividends	0.0%	0.0%	0.0% - 5.3%
Risk-free rate	1.9% - 2.2%	1.2% - 2.1%	1.1% - 1.6%

During the years ended March 31, 2018, 2017, and 2016, a total of 1,479,000, 1,146,500, and 1,414,000 options, respectively, to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

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

(1)	Unless otherwise indicated, options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant
(2)	100,000 options vested on March 31, 2017 and the remaining 100,000 options vested on March 31, 2018
(3)	Option vests in five equal annual installments beginning on July 1, 2016

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2018, 2017, and 2016 was $5.59, $5.00, and $4.44 per share, respectively.

Non-vested stock option award activity during the years ended March 31, 2018, 2017, and 2016 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2015	1,068,290	$5.81
Granted	1,414,000	4.44
Vested	(311,740)	5.44
Forfeited/Canceled	(310,800)	5.45
Outstanding, March 31, 2016	1,859,750	$4.67
Granted	1,146,500	5.00
Vested	(540,595)	3.87
Forfeited/Canceled	(392,360)	4.50
Outstanding, March 31, 2017	2,073,295	$5.09
Granted	1,479,000	5.59
Vested	(621,440)	4.92
Forfeited/Canceled	(273,850)	4.57
Outstanding, March 31, 2018	2,657,005	$5.18

As of March 31, 2018, $11,584 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.0 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the years ended March 31, 2018, 2017, and 2016 was $3,059, $2,090, and $1,697, respectively.

Restricted stock awards activity during the years ended March 31, 2018, 2017, and 2016 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2015	78,205	$17.94
Granted	165,634	14.06
Vested	(51,092)	20.14
Canceled	(1,500)	17.95
Outstanding, March 31, 2016	191,247	$14.44
Granted	909,456	12.93
Vested	(92,543)	15.25
Canceled	(105,212)	13.00
Outstanding, March 31, 2017	902,948	$12.92
Granted	1,424,441	15.00
Vested	(386,226)	14.26
Canceled	(120,253)	14.29
Outstanding, March 31, 2018	1,820,910	$14.52

Share-based compensation expense related to restricted stock awards was $8,536, $3,691, and $940 for the years ended March 31, 2018, 2017, and 2016, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is between one and three years.

As of March 31, 2018, $19,919 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 83,125 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain performance goals, including strong stock price performance. Share-based compensation expense related to the performance stock awards was $306 for the fiscal year ended March 31, 2018. As of March 31, 2018, $640 of total unrecognized compensation costs related to performance stock awards is expected to be recognized over a weighted-average period of 2.8 years. This amount does not include the cost of new performance stock awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2018, we have issued 345,119 shares under the Purchase Plan and 3,654,881 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $362, $359, and $291 for the years ended March 31, 2018, 2017, and 2016, respectively.

14. Commitments, Guarantees and Contingencies

We lease facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2018, 2017, and 2016 was $7,551, $8,610 and $7,309, respectively.

The following table summarizes our significant contractual obligations at March 31, 2018 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	2024 and beyond
Operating lease obligations	$57,924	$9,321	$9,012	$8,997	$8,725	$8,393	$13,476
Remaining lease obligations for vacated properties (1)	4,112	1,413	794	816	551	357	181
Line of credit obligations (Note 9)	37,000	—	—	—	—	37,000	—
Foreign transition tax - Tax reform (Note 11)	1,381	1,381	—	—	—	—	—
Total	$100,417	$12,115	$9,806	$9,813	$9,276	$45,750	$13,657
(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 15 for additional details. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $966 due in future periods under non-cancelable subleases.

The deferred compensation liability as of March 31, 2018 was $6,086, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.

The uncertain tax position liability as of March 31, 2018 was $2,419, which is not included in the table above as the timing of expected payments is not readily determinable.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals will be completed in fall 2018. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Federal Securities Class Action

On November 19, 2013, a putative class action complaint was filed on behalf of the shareholders of our Company other than the defendants against us and certain of our officers and directors in the United States District Court for the Central District of California by one of our shareholders. After the Court appointed lead plaintiffs and lead counsel for this action, and recaptioned the action In re Quality Systems, Inc. Securities Litigation, No. 8:13-cv-01818-CJC-JPR, lead plaintiffs filed an amended complaint on April 7, 2014. The amended complaint, which is substantially similar to the litigation described above under the caption “Hussein Litigation,” generally alleges that statements made to our shareholders regarding our financial condition and projected future performance were false and misleading in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that the individual defendants are liable for such statements because they are controlling persons under Section 20(a) of the Exchange Act. The complaint seeks compensatory damages, court costs and attorneys' fees. We filed a motion to dismiss the amended complaint on June 20, 2014, which the Court granted on October 20, 2014, dismissing the complaint with prejudice. Plaintiffs filed a motion for reconsideration of the Court's order, which the Court denied on January 5, 2015. On January 30, 2015, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit, captioned In re Quality Systems, Inc. Securities Litigation, No. 15-55173. On July 28, 2017, the Ninth Circuit issued a decision reversing and remanding the District Court's order on our motion to dismiss. On September 5, 2017, we filed a petition for rehearing en banc, which was denied on September 29, 2017. On January 26, 2018, we filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court ordered the plaintiffs to file a response to the petition, which they filed on March 22, 2018.

On May 10, 2018, the parties reached an agreement-in-principle to resolve the action for $19 million.  On May 11, 2018, the parties requested that the Supreme Court stay any decision regarding whether to hear the Company’s petition for a writ of certiorari, pending the parties’ ongoing settlement negotiations.  Under the terms of the agreement-in-principle, a portion of the settlement is expected to be funded by certain of the Company’s insurance carriers, and defendants will continue to deny any liability or wrongdoing.  Once the parties enter into a definitive settlement agreement resolving the matter, the settlement will be submitted to the Court for approval.  The agreement-in-principle does not resolve the Hussein Litigation or the Shareholder

Derivative Litigation. As of March 31, 2018, we recorded an accrual of $19.0 million for preliminary settlement this Federal Securities Class Action complaint, which is included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. Defendants’ motion is scheduled to be heard on July 23, 2018. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint. Defendants’ motion is scheduled to be heard on July 23, 2018. We believe that the plaintiffs’ claims are without merit and intend to defend against them vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Other Regulatory Matters

In April 2017, we received a request for documents and information from the United States Attorney's Office for the District of Vermont pursuant to a Civil Investigative Demand (“CID”). The CID relates to an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record Incentive Program. We have provided documents and information in response to that CID. On December 11, 2017, we received a subpoena from the United States Department of Justice in connection with the same matter seeking among other things records relating to (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying the 2014 EHR software and information, and (c) payments provided for the referral of EHR business. We continue to respond to this CID and subpoena and intend to cooperate fully with the government, including responding to any future requests. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.  Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

15. Restructuring Plan

During the year ended March 31, 2017, as part of our corporate restructuring plan, we recorded $7,078 of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits would be paid and the amounts were reasonably estimable. As of March 31, 2017, the remaining restructuring liability associated with payroll-related costs was $606, which was settled in the first quarter of fiscal 2018. The restructuring plan was substantially complete by the end of fiscal 2017.

Also included in restructuring costs were certain facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. For the year ended March 31, 2018, we recorded $611 of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations. As of March 31, 2018 and March 31, 2017, the remaining lease obligation, net of estimated projected sublease rentals, was $1,623 and $2,285, respectively. Refer to Note 14 for estimated timing of payments related to remaining lease obligations.

16. Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2018. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
	03/31/18	12/31/17	09/30/17	06/30/17	03/31/17	12/31/16	09/30/16	06/30/16
Revenues:
Software license and hardware	$15,378	$13,131	$14,267	$12,800	$16,581	$16,995	$17,182	$14,789
Software related subscription services	25,963	24,690	24,988	23,906	23,139	22,546	21,490	19,875
Total software, hardware and related	41,341	37,821	39,255	36,706	39,720	39,541	38,672	34,664
Support and maintenance	40,634	40,362	41,693	41,116	41,898	39,924	38,974	38,007
Revenue cycle management and related services	19,669	21,922	21,002	21,403	20,515	20,048	20,936	21,053
Electronic data interchange and data services	23,327	23,136	22,998	23,312	23,424	21,790	21,613	22,124
Professional services	10,804	8,474	7,659	8,385	6,828	6,565	6,971	6,357
Total revenues	135,775	131,715	132,607	130,922	132,385	127,868	127,166	122,205
Cost of revenue:
Software license and hardware	5,720	5,726	4,848	5,373	5,427	5,680	6,427	7,120
Software related subscription services	11,673	11,693	10,699	10,430	9,637	9,345	8,675	9,087
Total software, hardware and related	17,393	17,419	15,547	15,803	15,064	15,025	15,102	16,207
Support and maintenance	7,349	7,525	7,435	7,623	7,414	7,299	7,036	6,568
Revenue cycle management and related services	15,290	15,401	14,853	15,361	14,318	13,462	14,359	14,231
Electronic data interchange and data services	13,702	13,581	13,574	13,158	12,870	12,662	12,807	12,763
Professional services	8,243	7,708	7,346	7,224	6,304	5,904	6,693	7,046
Total cost of revenue	61,977	61,634	58,755	59,169	55,970	54,352	55,997	56,815
Gross profit	73,798	70,081	73,852	71,753	76,415	73,516	71,169	65,390
Operating expenses:
Selling, general and administrative	65,709	43,563	40,977	42,977	42,710	37,542	42,790	40,581
Research and development costs, net	21,098	20,645	19,527	19,989	22,111	19,714	18,292	18,224
Amortization of acquired intangible assets	1,795	1,956	2,012	2,047	2,546	2,568	2,617	2,704
Impairment of assets (1)	3,757	—	—	—	—	—	—	—
Restructuring costs	481	130	—	—	2,393	231	701	3,753
Total operating expenses	92,840	66,294	62,516	65,013	69,760	60,055	64,400	65,262
Income (loss) from operations	(19,042)	3,787	11,336	6,740	6,655	13,461	6,769	128
Interest income	19	15	12	9	5	—	1	8
Interest expense	(1,073)	(733)	(840)	(677)	(711)	(629)	(803)	(1,013)
Other income (expense), net	85	(41)	15	(22)	(116)	(4)	(55)	(87)
Income before provision for (benefit of) income taxes	(20,011)	3,028	10,523	6,050	5,833	12,828	5,912	(964)
Provision for (benefit of) income taxes	(8,964)	1,487	2,493	2,154	1,418	2,342	1,925	(317)
Net income (loss)	$(11,047)	$1,541	$8,030	$3,896	$4,415	$10,486	$3,987	$(647)
Net income (loss) per share:
Basic (2)	$(0.17)	$0.02	$0.13	$0.06	$0.07	$0.17	$0.06	$(0.01)
Diluted (2)	$(0.17)	$0.02	$0.13	$0.06	$0.07	$0.17	$0.06	$(0.01)
Weighted-average shares outstanding:
Basic	63,888	63,706	63,513	62,636	62,345	62,093	61,658	61,179
Diluted	63,888	63,708	63,530	62,643	62,348	62,093	62,052	61,179

(1)

Impairment of assets for the quarter ended 3/31/2018 relates to the impairment of our acquired trade names intangible assets, which was the result of the elimination of certain legacy brand and trade names due to the launching of our new branding, identity, and corporate logo intended to reflect our expanded health technology portfolio following years of recent acquisitions. Refer to Note 7 for additional details.

(2)	Quarterly net income (loss) per share may not sum to annual net income (loss) per share due to rounding.

17. Subsequent Event

On May 10, 2018, we reached an agreement-in-principle to resolve the Federal Securities Class action complaint that was filed on November 19, 2013. As of March 31, 2018, we recorded an accrual of $19.0 million for this preliminary settlement, which is included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income. For additional information, refer to the caption “Federal Securities Class Action” in Note 14.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2018	$7,213	$3,964	$(5,657)	$5,520
March 31, 2017	$7,541	$11,330	$(11,658)	$7,213
March 31, 2016	$8,835	$6,737	$(8,031)	$7,541

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2018	$2,757	$5,913	$(4,794)	$3,876
March 31, 2017	$2,902	$5,082	$(5,227)	$2,757
March 31, 2016	$3,303	$3,573	$(3,974)	$2,902

	Valuation Allowance for Deferred Taxes
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition Related Additions	Deductions	Balance at End of Year
March 31, 2018	$2,073	$—	$922	$(102)	$2,893
March 31, 2017	$2,551	$—	$(267)	$(211)	$2,073
March 31, 2016	$1,840	$112	$599	$—	$2,551

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
21	List of subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label

101.PRE*	XBRL Taxonomy Extension Presentation

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities and Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.