Form 10-Q
period 2018-06-30
QUALITY SYSTEMS, INC
filed 2018-08-01
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the Registrant’s common stock as of July 27, 2018 was 64,216,977 shares.

QUALITY SYSTEMS, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

QUALITY SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$26,544	$28,845
Restricted cash and cash equivalents	7,520	2,373
Accounts receivable, net	86,064	84,962
Contract assets	10,448	—
Inventory	161	180
Income taxes receivable	7,677	8,122
Prepaid expenses and other current assets	17,397	17,180
Total current assets	155,811	141,662
Equipment and improvements, net	26,567	26,795
Capitalized software costs, net	28,846	26,318
Deferred income taxes, net	6,249	9,219
Contract assets, net of current	2,768	—
Intangibles, net	68,636	74,091
Goodwill	218,875	218,875
Other assets	27,383	18,795
Total assets	$535,135	$515,755
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,133	$4,213
Contract liabilities	52,196	54,079
Accrued compensation and related benefits	17,567	27,910
Income taxes payable	111	73
Other current liabilities	62,067	48,317
Total current liabilities	135,074	134,592
Contract liabilities, net of current	—	1,173
Deferred compensation	5,937	6,086
Line of credit	44,000	37,000
Other noncurrent liabilities	13,232	13,494
Total liabilities	198,243	192,345
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 64,220 and 63,995 shares at June 30, 2018 and March 31, 2018, respectively	642	640
Additional paid-in capital	247,374	244,462
Accumulated other comprehensive loss	(899)	(400)
Retained earnings (1)	89,775	78,708
Total shareholders' equity	336,892	323,410
Total liabilities and shareholders' equity	$535,135	$515,755

(1)	Includes cumulative effect adjustment related to the adoption of ASC 606, as defined in Note 1. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues:
Recurring	$120,007	$119,178
Software, hardware, and other non-recurring	13,193	11,744
Total revenues	133,200	130,922
Cost of revenue:
Recurring	48,153	48,458
Software, hardware, and other non-recurring	7,154	6,040
Amortization of capitalized software costs and acquired intangible assets	6,544	4,671
Total cost of revenue	61,851	59,169
Gross profit	71,349	71,753
Operating expenses:
Selling, general and administrative	44,636	42,977
Research and development costs, net	22,128	19,989
Amortization of acquired intangible assets	1,168	2,047
Total operating expenses	67,932	65,013
Income from operations	3,417	6,740
Interest income	29	9
Interest expense	(730)	(677)
Other income (expense), net	374	(22)
Income before provision for income taxes	3,090	6,050
Provision for income taxes	442	2,154
Net income	$2,648	$3,896
Other comprehensive income:
Foreign currency translation, net of tax	(499)	(14)
Comprehensive income	$2,149	$3,882
Net income per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted-average shares outstanding:
Basic	64,019	62,636
Diluted	64,054	62,643

The accompanying notes are an integral part of these consolidated financial statements.

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,648	$3,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,393	2,774
Amortization of capitalized software costs	2,257	1,271
Amortization of other intangibles	5,455	5,448
Amortization of debt issuance costs	177	269
Provision for bad debts	792	2,091
Provision for inventory obsolescence	10	20
Share-based compensation	3,116	2,041
Deferred income taxes	86	—
Excess tax deficiency (benefit) from share-based compensation	(33)	420
Loss on disposal of equipment and improvements	106	16
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	486	1,546
Contract assets	2,998	—
Inventory	9	38
Accounts payable	(1,172)	(841)
Contract liabilities	(6,057)	(1,102)
Accrued compensation and related benefits	(11,088)	(10,245)
Income taxes	624	2,157
Deferred compensation	(149)	(243)
Other assets and liabilities	354	4,237
Net cash provided by operating activities	3,012	13,793
Cash flows from investing activities:
Additions to capitalized software costs	(4,785)	(5,248)
Additions to equipment and improvements	(2,179)	(2,471)
Payments for acquisitions, net of cash acquired	—	(33,856)
Net cash used in investing activities	(6,964)	(41,575)
Cash flows from financing activities:
Proceeds from line of credit	20,000	30,000
Repayments on line of credit	(13,000)	—
Proceeds from issuance of shares under employee plans	1,352	3,970
Payment of contingent consideration related to acquisitions	—	(18,817)
Payments for taxes related to net share settlement of equity awards	(1,554)	(708)
Net cash provided by financing activities	6,798	14,445
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,846	(13,337)
Cash, cash equivalents, and restricted cash at beginning of period	31,218	42,589
Cash, cash equivalents, and restricted cash at end of period	$34,064	$29,252

QUALITY SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$191	$157
Cash refunds from income taxes	367	579
Cash paid for interest	286	411
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$—	$980
Unpaid additions to equipment and improvements	92	591

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

Basis of Presentation.  The accompanying unaudited consolidated financial statements as of June 30, 2018 and for the three months ended June 30, 2018 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

Effective April 1, 2018, we changed the presentation of our consolidated statements of comprehensive income to present revenue and cost of revenue under a ‘recurring’ caption and a ‘software, hardware, and other non-recurring’ caption. Recurring consists of revenue and related cost of revenue for subscription services, support and maintenance, managed services, and electronic data interchange and data services. Software, hardware, and other non-recurring consists of revenue and related cost of revenue, for software licenses, hardware, and other non-recurring services, such as implementation, training, and consulting services. Cost of revenue within recurring and software, hardware, and other non-recurring are reported exclusive of the amortization of capitalized software costs and acquired intangible assets. Amortization of capitalized software costs and acquired intangible assets are now reported in a separate cost of revenue caption. Prior period amounts have been reclassified to conform to current year presentation.

Also effective April 1, 2018, prior period amounts previously presented as deferred revenue are now presented as contract liabilities. Prior period balances have not changed.

References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Significant Accounting Policies. We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, effective on April 1, 2018 using the modified retrospective method (see Note 2). There have been no other material changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Costs and expenses:
Cost of revenue	$233	$137
Research and development costs	610	361
Selling, general and administrative	2,273	1,543
Total share-based compensation	3,116	2,041
Income tax benefit	(753)	(716)
Decrease in net income	$2,363	$1,325

Recently adopted accounting pronouncements.  Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 118 (“SAB 118”) to Accounting Standards codification 740. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of the United States Tax Reform under the Tax Cuts and Jobs Act (“TCJA”). We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures (see Note 10).

In May 2017, FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required. ASU 2017-09 is effective for us in the first quarter of fiscal 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted in two scenarios as identified in the new standard. ASU 2017-01 is effective for us in the first quarter of fiscal 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 is effective for us in the first quarter of fiscal 2019. The adoption of this new standard resulted in an increase to net cash provided by operating activities of $5,147 and $999 for the three months ended June 30, 2018 and 2017, respectively.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add and clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice related to how such cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 is effective for us in the first quarter of fiscal 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In May 2014, the FASB, along with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASC 606"), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”). We adopted ASC 606 and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption (see Note 2).

Recent Accounting Standards Not Yet Adopted.   Recent accounting pronouncements requiring implementation in current or future periods are discussed below or in the notes, where applicable.

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

2. Revenue from Contracts with Customers

Adoption of ASC 606

In May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605 and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance provides a five-step process for determining the amount and timing of revenue recognition and establishes disclosure requirements to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. It also provides guidance on the accounting treatment for the incremental costs of obtaining a contract that would not have been incurred had the contract not been obtained.

We adopted ASC 606 and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC 606, while prior period comparative information has not been adjusted and continue to be reported under the accounting standards in effect for those prior periods. We have also implemented changes to our processes, policies, and internal controls over financial reporting to address the impacts of the new revenue recognition standard on our consolidated financial statements and related disclosures.

The adjustments to reflect the cumulative effect of the changes to the balances of our previously reported consolidated balance sheet as of March 31, 2018 for the adoption of ASC 606 are summarized as follows:

	As Reported	ASC 606 Transition	Adjusted
	March 31, 2018	Adjustments	April 1, 2018
ASSETS
Accounts receivable, net	$84,962	$2,380	$87,342
Contract assets	—	13,446	13,446
Prepaid expenses and other current assets	17,180	(223)	16,957
Deferred income taxes, net	9,219	(2,884)	6,335
Contract assets, net of current	—	2,731	2,731
Other assets	18,795	6,679	25,474

LIABILITIES
Contract liabilities	54,079	4,174	58,253
Accrued compensation and related benefits	27,910	745	28,655
Other current liabilities	48,317	9,964	58,281
Contract liabilities, net of current	1,173	(1,173)	—

SHAREHOLDERS' EQUITY
Retained earnings	78,708	8,419	87,127

We recorded a net increase to retained earnings of $8,419 as of April 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to (i) revenue cycle management (“RCM”) and related services revenue whereby revenue recognition may be accelerated under ASC 606 for software, subscriptions, support and maintenance, and professional services included with RCM arrangements as the timing of revenue recognition is based upon the transfer of value of the promised goods or services to our clients, which may occur prior to time that client collections occur, (ii) the amortization of capitalized direct sales commissions costs over a longer period of time under ASC 606, and (iii) the income tax impact of the cumulative transition adjustment. Further, we recorded reclassifications to present certain unbilled amounts as contract assets and sales returns reserves and certain customer liabilities as other current liabilities, which were both previously recorded within accounts receivables on our consolidated balance sheets.

We applied the practical expedient permitting the recognition of revenue in the amount to which the entity has a right to invoice based on the actual usage by the customers for our electronic data interchange (“EDI”) services and other transaction-based services. We have reflected the aggregate effect of all contract modifications occurring prior to the ASC 606 adoption date when (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.

The adoption of ASC 606 had no transition impact on cash provided by or used in operating, financing or investing activities reported in our consolidated statement of cash flows.

The impact of the adoption of ASC 606 on our consolidated balance sheet and consolidated statements of net income and comprehensive income as of and for the three months ended June 30, 2018, assuming that the previous revenue recognition guidance in ASC 605 had been in effect, is summarized as follows:

	June 30, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
ASSETS
Accounts receivable, net	$86,064	$6,685	$92,749
Contract assets	10,448	(10,448)	—
Income taxes receivable	7,677	246	7,923
Prepaid expenses and other current assets	17,397	344	17,741
Deferred income taxes, net	6,249	2,884	9,133
Contract assets, net of current	2,768	(2,768)	—
Other assets	27,383	(7,703)	19,680

LIABILITIES
Contract liabilities	52,196	6,241	58,437
Accrued compensation and related benefits	17,567	(158)	17,409
Other current liabilities	62,067	(8,658)	53,409
Contract liabilities, net of current	—	1,179	1,179

SHAREHOLDERS' EQUITY
Retained earnings	89,775	(9,364)	80,411

	Three Months Ended June 30, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$120,007	$687	$120,694
Software, hardware, and other non-recurring	13,193	(641)	12,552
Total revenue	133,200	46	133,246
Total cost of revenue	61,851	40	61,891
Gross profit	71,349	6	71,355
Operating expenses:
Selling, general and administrative	44,636	1,197	45,833
Research and development costs, net	22,128	—	22,128
Amortization of acquired intangibles	1,168	—	1,168
Total operating expenses	67,932	1,197	69,129
Income from operations	3,417	(1,191)	2,226
Interest and other income, net	(327)	—	(327)
Income before provision for income taxes	3,090	(1,191)	1,899
Provision for income taxes	442	(246)	196
Net income	$2,648	$(945)	$1,703

As of June 30, 2018, the reported balances include the cumulative effect adjustments of adopting ASC 606.

Revenue Recognition and Performance Obligations

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services (formerly referred to as revenue cycle management and related services), EDI, and other non-recurring services, including implementation, training, and consulting services. Our contracts with customers may include multiple performance obligations that consist of various combinations of our software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations.

The total transaction price is allocated to each performance obligation within an arrangement based on estimated standalone selling prices. We generally determine standalone selling prices based on the prices charged to customers, except for certain software licenses that are based on the residual approach and certain maintenance customers that are based on substantive renewal rates. In instances where standalone selling price is not observable, such as software licenses included in our RCM arrangements, we estimate standalone selling price utilizing an expected cost plus a margin approach. When standalone selling prices are not observable, significant judgment is required in estimating the standalone selling price for each performance obligation.

Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those goods or services. We expect that the new revenue guidance in ASC 606 will result in additional complexity to our revenue recognition, including the use of an increased amount of significant judgments and estimates, particularly as it relates to our RCM services revenue.

We exclude sales tax from the measurement of the transaction price and record revenue net of taxes collected from customers and subsequently remitted to governmental authorities.

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended June 30,
	2018	2017
Recurring revenues:
Subscription services	$28,328	$25,575
Support and maintenance	41,248	41,116
Managed services	26,270	29,175
Electronic data interchange and data services	24,161	23,312
Total recurring revenues	120,007	119,178

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,443	7,420
Other non-recurring services	5,750	4,324
Total software, hardware and other non-recurring revenues	13,193	11,744

Total revenues	$133,200	$130,922

Recurring revenues consists of subscription services, support and maintenance, managed services, and EDI and data services. Software, hardware, and other non-recurring consists of revenue from sales of software license and hardware and certain non-recurring services, such as implementation, training, and consulting performed for clients who use our products.

Generally, we recognize revenue under Topic 606 for our most significant performance obligations as follows:

Subscription services. Performance obligations involving subscription services, which include annual licenses, are satisfied over time as the customer simultaneously receives and consumes the benefits of the services throughout the contract period. We recognize revenue related to these services ratably over the respective noncancelable contract term.

Support and maintenance. Performance obligations involving support and maintenance are satisfied over time as the customer simultaneously receives and consumes the benefits of the maintenance services provided. Our support and maintenance services may consist of separate performance obligations, such as unspecified upgrades or enhancements and technical support, which are considered stand-ready in nature and can be offered at various points during the service period. Since the efforts associated with the combined support and maintenance services are rendered concurrently and provided evenly throughout the service period, we consider the series of support and maintenance services to be a single performance obligation. Therefore, we recognize revenue related to these services ratably over the respective noncancelable contract term.

Managed services. Managed services consist primarily of RCM and related services, but also includes transcription services and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgement is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints, when appropriate and permitted under ASC 606, to our estimates around our variable consideration in order to ensure that our estimates do not pose a risk of significantly misstating our revenue in any reporting period. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Performance obligations related to the transcription services and other recurring services are generally satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

Electronic data interchange and data services. Performance obligations related to EDI and other transaction processing services are satisfied at the point in time the services are rendered. The transfer of control occurs when the transaction processing services are delivered and the customer receives the benefits from the services provided.

Software license and hardware. Software license and hardware are considered point-in-time performance obligations as control is transferred to customers upon the delivery of the software license and hardware. Our software licenses are considered functional licenses, and revenue recognition generally occurs on the date of contract execution as the customer is provided with immediate access to the license. We generally determine the amount of consideration allocated to the software license performance obligation using the residual approach, except for certain RCM arrangements where the amount allocated to the software license performance obligation is determined based on estimated relative standalone selling prices. For hardware, we recognize revenue upon transfer of such hardware or devices to the customer.

Other non-recurring services. Performance obligations related to other non-recurring services, including implementation, training, and consulting services, are generally satisfied as the corresponding services are provided. Once the services have been provided to the customer, the transfer of control has occurred. Therefore, we recognize revenue as such services are rendered.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2018, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $422,000, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 47% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated other performance obligations such as subscription services, support and maintenance, annual licenses, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our consolidated balance sheets since the revenue recognition associated to the related customer payments and invoicing is expected to occur within the next 12 months.

Our contracts with customers do not include any major financing components.

Costs to Obtain or Fulfill a Contract

ASC 606 requires the capitalization of all incremental costs of obtaining a contract with a customer to the extent that such costs are directly related to a contract and expected to be recoverable. Our sales commissions and related sales incentives are considered incremental costs requiring capitalization. Capitalized contract costs are amortized to expense utilizing a method that is consistent with the transfer of the related goods or services to the customer. The amortization period ranges from less than one year up to eight years, based on the period over which the related goods and services are transferred, including consideration of the expected customer renewals and the related useful lives of the products.

Capitalized commissions costs were $12,492 as of June 30, 2018, of which $2,952 is current and included as other current assets and $9,540 is long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended June 30, 2018, we recognized $1,589 of commissions expense primarily related to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statement of comprehensive income.

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2018 and March 31, 2018:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$26,544	$26,544	$—	$—
Restricted cash and cash equivalents	7,520	7,520	—	—
	$34,064	$34,064	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$28,845	$28,845	$—	$—
Restricted cash and cash equivalents	2,373	2,373	—	—
	$31,218	$31,218	$—	$—

(1)	Cash equivalents consist primarily of money market funds.

We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2018, no adjustments were recorded.

4. Business Combinations

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

On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger (the “Merger Agreement"), dated July 31, 2017. Headquartered in Rochester, NY, EagleDream is a cloud-based analytics company that drives meaningful insight across clinical, financial and administrative data to optimize practice performance. The preliminary purchase price totaled $25,609, which included preliminary working capital and other customary adjustments. The acquisition was partially funded by a draw against our revolving credit agreement (see Note 8).

On April 14, 2017, we completed our acquisition of Entrada, Inc. ("Entrada") pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017 (the "Agreement"). Based in Nashville, TN, Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. The acquisition of Entrada and its cloud-based, mobile application is part of our commitment to deliver systematic solutions that meet its clients' transforming work requirements to become increasingly nimble and mobile. The purchase price totaled $33,958, which included working capital and other customary adjustments. The acquisition was primarily funded by a draw against our revolving credit agreement (see Note 8). The purchase price allocation of the Entrada acquisition was considered final as of June 30, 2018.

We accounted for the acquisitions noted above as purchase business combinations using the acquisition method of accounting. The purchase allocation of Inforth and EagleDream are deemed to be preliminary. The purchase price allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and/or working capital, becomes available. We expect to finalize the purchase price allocations as soon as practicable within the measurement period, but not later than one year following the acquisition dates.

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of Inforth is considered deductible for tax purposes, and goodwill arising from the acquisitions of EagleDream and Entrada are not deductible for tax purposes.

The total preliminary purchase price for the acquisitions of Inforth and EagleDream, and final purchase price for the acquisition of Entrada are summarized as follows:

	Preliminary	Preliminary
	Inforth	EagleDream	Entrada
	Purchase Price	Purchase Price	Purchase Price
Initial purchase price	$4,000	$26,000	$34,000
Settlement of pre-existing net liabilities	337	—	—
Working capital and other adjustments	—	(391)	(42)
Total purchase price	$4,337	$25,609	$33,958

Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$25	$573	$102
Accounts receivable	6	217	1,836
Prepaid expense and other current assets	—	20	145
Equipment and improvements	—	—	163
Capitalized software costs	—	—	364
Deferred income tax asset	—	—	117
Accounts payable	—	(115)	(639)
Accrued compensation and related benefits	(49)	(691)	(120)
Deferred revenues	—	(394)	(234)
Deferred income tax liability	—	(1,811)	—
Other liabilities	(22)	(122)	(444)
Total net tangible assets acquired and liabilities assumed	(40)	(2,323)	1,290
Fair value of identifiable intangible assets acquired:
Goodwill	1,177	14,532	17,268
Software technology	3,200	12,800	10,500
Customer relationships	—	600	3,300
Trade name	—	—	1,600
Total identifiable intangible assets acquired	4,377	27,932	32,668
Total purchase price	$4,337	$25,609	$33,958

We recorded $3,200 of Inforth intangible assets related to software technology, which is being amortized over 5 years. We recorded $13,400 of EagleDream intangible assets related to customer relationships and software technology, which are being amortized over 8 years and 5 years, respectively. The weighted average amortization period for the acquired EagleDream intangible assets is 5.1 years. We recorded $15,400 of Entrada intangible assets related to customer relationships, trade names, and software technology, which are being amortized over 10 years, 5 years, and 5 years, respectively. The weighted average amortization period for the acquired Entrada intangible assets is 6.1 years.

The revenues, earnings, and pro forma effects of the Inforth, EagleDream, and Entrada acquisitions would not have been material to our results of operations, individually and in aggregate, and are therefore not presented.

5. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. The qualitative assessment includes consideration of factors such as margin of fair values of the reporting units as of the most recent quantitative impairment assessment compared to the relative carrying value of net assets for each reporting unit and the potential adverse changes in fair value since the most recent quantitative impairment assessment by considering changes in macroeconomic variables, changes in the industry in which we operate, and relevant company-specific factors. If we conclude that it is more likely than not that the fair value is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of goodwill with its carrying value. If the carrying amount of goodwill exceeds its fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with its carrying value. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of June 30, 2018, our qualitative assessment indicated that it was more likely than not that the fair value of goodwill exceeded its net carrying value and, therefore, additional impairment testing was not deemed necessary.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2018 was $218,875, which reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 4). The carrying amount of goodwill as of March 31, 2018 was $218,875.

6. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows, and reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 4):

	June 30, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(36,698)	(43,426)	(80,124)
Net intangible assets	$17,752	$50,884	$68,636

	March 31, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(35,531)	(39,138)	(74,669)
Net intangible assets	$18,919	$55,172	$74,091

Amortization expense related to customer relationships and trade name and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $1,168 and $2,047 for the three months ended June 30, 2018 and 2017, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,287 and $3,401 for the three months ended June 30, 2018 and 2017, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of June 30, 2018:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2019 (remaining nine months)	$3,177	$12,864	$16,041
2020	3,460	17,151	20,611
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,761	3,627
2024 and beyond	4,173	360	4,533
Total	$17,752	$50,884	$68,636

7. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2018	March 31, 2018
Gross carrying amount	$55,146	$50,361
Accumulated amortization	(26,300)	(24,043)
Net capitalized software costs	$28,846	$26,318

Amortization expense related to capitalized software costs was $2,257 and $1,271 for the three months ended June 30, 2018 and 2017, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2018. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2019 (remaining nine months)	$11,300
2020	10,200
2021	5,900
2022	1,446
Total	$28,846

8. Line of Credit

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2018.

As of June 30, 2018, we had $44,000 in outstanding loans and $256,000 of unused credit under the Credit Agreement. As of March 31, 2018, we had $37,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $550 and $407 for the three months ended June 30, 2018 and 2017, respectively. Amortization of deferred debt issuance costs was $177 and $269 for the three months ended June 30, 2018 and 2017, respectively.

9. Composition of Certain Financial Statement Captions

Subsequent to the adoption of ASC 606 as of April 1, 2018, accounts receivable include billed amounts where the right to receive payment is unconditional and only subject to the passage of time, and sales return reserves are now classified as other current liabilities on our consolidated balance sheets. As of March 31, 2018, accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the contract liabilities balance on the accompanying consolidated balance sheets.

	June 30, 2018	March 31, 2018
Accounts receivable, gross	$90,514	$94,358
Sales return reserve	—	(5,520)
Allowance for doubtful accounts	(4,450)	(3,876)
Accounts receivable, net	$86,064	$84,962

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2018	March 31, 2018
Prepaid expenses	$17,218	$16,693
Other current assets	179	487
Prepaid expenses and other current assets	$17,397	$17,180

Equipment and improvements are summarized as follows:

	June 30, 2018	March 31, 2018
Computer equipment	$27,700	$27,347
Internal-use software	16,914	15,804
Furniture and fixtures	11,543	11,432
Leasehold improvements	15,904	16,016
Equipment and improvements, gross	72,061	70,599
Accumulated depreciation and amortization	(45,494)	(43,804)
Equipment and improvements, net	$26,567	$26,795

Accrued compensation and related benefits are summarized as follows:

	June 30, 2018	March 31, 2018
Payroll, bonus and commission	$7,829	$18,120
Vacation	9,738	9,790
Accrued compensation and related benefits	$17,567	$27,910

Other current and noncurrent liabilities are summarized as follows:

	June 30, 2018	March 31, 2018
Accrued securities litigation settlement	$19,000	$19,000
Sales return reserves and other customer liabilities (1)	8,658	—
Care services liabilities	7,520	2,373
Customer credit balances and deposits	3,272	4,287
Accrued consulting and outside services	2,536	4,428
Accrued employee benefits and withholdings	2,446	1,636
Accrued self insurance expense	2,354	2,145
Accrued EDI expense	2,274	2,310
Accrued outsourcing costs	1,964	2,898
Deferred rent	1,445	1,594
Accrued legal expense	1,390	1,793
Accrued hosting costs	1,307	1,600
Accrued royalties	779	1,400
Remaining lease obligations	633	672
Sales tax payable	569	499
Other accrued expenses	5,920	1,682
Other current liabilities	$62,067	$48,317

Deferred rent	$9,663	$9,902
Uncertain tax positions	2,527	2,419
Remaining lease obligations	827	962
Other liabilities	215	211
Other noncurrent liabilities	$13,232	$13,494

(1)

Subsequent to the adoption of ASC 606 as of April 1, 2018, sales return reserves and certain customer liabilities, which were previously recorded within accounts receivables, are now classified as other current liabilities on our consolidated balance sheets.

10. Income Taxes

The provision for income taxes in the three months ended June 30, 2018 and 2017 was $442 and $2,154, respectively. The effective tax rates were 14.3% and 35.6% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended June 30, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, enacted by new tax reform legislation, as described further below. The decrease in the effective tax rate was also due to a discrete item for stock compensation excess tax expense in prior year partially offset by the elimination of the qualified domestic manufacturer deduction, effective April 1, 2018.

The deferred tax assets and liabilities are presented net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, state net operating loss carryforwards, and foreign accumulated minimum tax credits, for which we have recorded a valuation allowance.

Uncertain tax positions

We had liabilities of $2,527 and $2,419 for unrecognized tax benefits related to various federal, state and local income tax matters as of June 30, 2018 and March 31, 2018, respectively. If recognized, this amount would reduce our effective tax rate.

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

We are subject to the provisions of FASB Accounting Standards Codification 740-10, Income Taxes (“ASC 740”), which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Tax Reform reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, and thus we have revised our estimated annual effective tax rate to reflect the change in the federal statutory rate of 21%.

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

Due to the complexities involved in accounting for the enactment of the Tax Reform, Staff Accounting Bulletin No. 118 (”SAB 118”) allowed us to record provisional amounts in earnings for the year ended March 31, 2018 and quarter ended June 30, 2018. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Reform. We will continue to analyze the effects of the Tax Reform on our consolidated financial statements. Additional impacts from the enactment of the Tax Reform will be recorded as they are identified during the measurement period of up to one year from the enactment date as provided for in SAB 118. The final impact of the Tax Reform may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in our interpretation of the Tax Reform, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, our United States tax returns for March 31, 2018 will be filed during the fourth quarter of 2019 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax expense recorded as of March 31, 2018.

The Tax Reform also includes a GILTI Tax, requiring inclusion of certain non US earnings effective April 1, 2018.  The GILTI inclusion has been estimated and included in the effective tax rate used for the tax provision recorded at June 30, 2018. Currently, the estimate of the non-US income inclusion for current fiscal year is $3,028.  We will continue to evaluate the impact of the GILTI provisions under the Tax Reform which are complex and subject to continuing regulatory interpretation by the United States Internal Revenue Service. We are required to make an accounting policy election of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The final election made with respects to the new GILTI Tax rules will depend, in part, on further analyzing our global income.

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

11. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2018	2017
Earnings per share — Basic:
Net income	$2,648	$3,896
Weighted-average shares outstanding — Basic	64,019	62,636
Net income per common share — Basic	$0.04	$0.06

Earnings per share — Diluted:
Net income	$2,648	$3,896
Weighted-average shares outstanding	64,019	62,636
Effect of potentially dilutive securities	35	7
Weighted-average shares outstanding — Diluted	64,054	62,643
Net income per common share — Diluted	$0.04	$0.06

The computation of diluted net income per share does not include 2,853 and 2,568 options to acquire shares of common stock for the three months ended June 30, 2018 and June 30, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

12. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2018, there were 490,220 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of June 30, 2018, there were 3,256,255 outstanding options, 1,779,786 outstanding shares of restricted stock awards, 83,125 outstanding shares of performance stock awards, and 7,712,313 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the three months ended June 30, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2018	3,670,170	$15.51	6.2	$766
Granted	241,130	$16.83	7.9
Exercised	(54,945)	$14.97	4.9	$115
Forfeited/Canceled	(107,480)	$23.82	4.1
Expired	(2,400)	$28.15
Outstanding, June 30, 2018	3,746,475	$15.36	6.2	$17,480
Vested and expected to vest, June 30, 2018	3,338,148	$15.46	6.1	$15,442
Exercisable, June 30, 2018	1,175,270	$17.21	4.8	$4,648

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended June 30,
	2018	2017
Expected term	6.3 years	5.6 - 5.7 years
Expected volatility	36.8%	37.6% - 37.7%
Expected dividends	0.0%	0.0%
Risk-free rate	2.8%	1.9%

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2018 and 2017 was $6.92 and $6.12 per share, respectively.

During the three months ended June 30, 2018, a total of 241,130 options to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
May 30, 2018	241,130	$16.83	Four Years	June 1, 2026

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Non-vested stock option award activity during the three months ended June 30, 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2018	2,657,005	$5.18
Granted	241,130	6.92
Vested	(265,150)	5.02
Forfeited/Canceled	(61,780)	5.38
Outstanding, June 30, 2018	2,571,205	$5.35

As of June 30, 2018, $11,932 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 3.0 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2018 and 2017 was $1,330 and $1,776, respectively.

Restricted stock awards activity during the three months ended June 30, 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2018	1,820,910	$14.52
Granted	396,400	16.83
Vested	(258,943)	14.69
Canceled	(178,581)	14.32
Outstanding, June 30, 2018	1,779,786	$15.02

Share-based compensation expense related to restricted stock awards was $1,920 and $1,539 for the three months ended June 30, 2018 and 2017, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of June 30, 2018, $22,113 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 83,125 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $73 for the three months ended June 30, 2018.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of June 30, 2018, we have issued 3,611,402 shares under the Purchase Plan and 388,598 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $132 and $97 for the three months ended June 30, 2018 and 2017, respectively.

13. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at June 30, 2018.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

On May 10, 2018, the parties reached an agreement-in-principle to resolve the action for $19,000, and on May 11, 2018, the parties requested that the Supreme Court stay any decision regarding whether to hear the Company’s petition for a writ of certiorari, pending the parties’ ongoing settlement negotiations.  On July 16, 2018, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval.  On July 30, 2018, the Court granted preliminary approval of the settlement and scheduled a final approval hearing for November 19, 2018. Under the terms of this agreement, the settlement will be partially funded by certain of the Company’s insurance carriers, and defendants will continue to deny any liability or wrongdoing.

The settlement does not resolve the Hussein Litigation or the Shareholder Derivative Litigation. We have recorded an accrual of $19,000 for preliminary settlement this Federal Securities Class Action complaint.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act, the Patient Protection and Affordable Care Act, and the Medicare Access and CHIP Reauthorization Act of 2015, uncertainties related to the future impact of United States tax reform, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

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

We believe that our core strength lies in the central role our software products and services play in the delivery of healthcare by the primary physician in an ambulatory setting. We intend to remain at the forefront of upcoming new regulatory requirements and meaningful use requirements for stimulus payments. We intend to continue the development and enhancement of our software solutions to support healthcare reform, such as MACRA, which promotes the transition from fee-for-service to value-based, pay-for-performance and patient-centric and quality initiatives such as accountable care organizations. Key elements of our future software development will be to expand our interoperability capabilities enhancing the competitiveness of our software offerings, make our products more intuitive and easy to use, and to enhance the capability of our NextGen® Office platform to allow us to deliver our software over the cloud to larger ambulatory care practices.

We have a history of enhancing our solutions through both organic and inorganic activities. Over the last few years, we have entered into strategic transactions to complement and enhance our product portfolio in the ambulatory care market. In October 2015, we divested our former Hospital Solutions division. In January 2016, we acquired HealthFusion Holdings, Inc. ("HealthFusion"), in April 2017, we acquired Entrada, Inc. ("Entrada"), in August 2017, we acquired EagleDream Health, Inc. ("EagleDream") and in January 2018, we acquired Inforth Technologies (“Inforth”).

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

Our Strategy

We strive to be the trusted partner for clients of all sizes, integrating services and software into a consolidated solution that enables an efficient and effective caregiver and patient experience while driving positive financial outcomes.  As a healthcare information technology and services company, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through an evolving healthcare marketplace that is transitioning from fee-for-service to fee-for-value reimbursement models. With approximately 90,000 providers using our solutions, we are enabling care and believe we can truly transform the delivery of care through the following strategic priorities:

•

Focus on the ambulatory client segment. In October 2015, we sold our former Hospital Solutions division to focus on our core ambulatory clients. Further, a recent operational reorganization better allows us to serve the needs of our ambulatory clients through a simpler, more nimble, and focused organization. We believe it is essential to protect, build and sell new capabilities within our ambulatory client segment. We are focused on our core by increasing quality and the serviceability of our solutions. We intend to continue to enhance the capabilities of our NextGen Ambulatory flagship product. At the same time, we intend to expand the capability of the highly scalable, pure cloud-based and mobile-enabled NextGen® Office platform.

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

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report.

We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Refer to Note 2, "Revenue from Contracts with Customers" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our revenue recognition policies under ASC 606.

There have been no other material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2018.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three months ended June 30, 2018 and 2017 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2018	2017
Revenues:
Recurring	90.1%	91.0%
Software, hardware, and other non-recurring	9.9	9.0
Total revenues	100.0	100.0
Cost of revenue:
Recurring	36.2	37.0
Software, hardware, and other non-recurring	5.4	4.6
Amortization of capitalized software costs and acquired intangible assets	4.9	3.6
Total cost of revenue	46.4	45.2
Gross profit	53.6	54.8
Operating expenses:
Selling, general and administrative	33.5	32.8
Research and development costs, net	16.6	15.3
Amortization of acquired intangible assets	0.9	1.6
Total operating expenses	51.0	49.7
Income from operations	2.6	5.1
Interest income	0.0	0.0
Interest expense	(0.5)	(0.5)
Other income (expense), net	0.3	0.0
Income before provision for income taxes	2.3	4.6
Provision for income taxes	0.3	1.6
Net income	2.0%	3.0%

Revenues

The following table presents our disaggregated revenues for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Recurring revenues:
Subscription services	$28,328	$25,575
Support and maintenance	41,248	41,116
Managed services	26,270	29,175
Electronic data interchange and data services	24,161	23,312
Total recurring revenues	120,007	119,178

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,443	7,420
Other non-recurring services	5,750	4,324
Total software, hardware and other non-recurring revenues	13,193	11,744

Total revenues	$133,200	$130,922

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services (formerly referred to as revenue cycle management and related services), electronic data interchange and data services (“EDI”), and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended June 30, 2018 increased $2.3 million compared to the prior year primarily due to a $0.8 million increase in recurring revenues. The increase in recurring revenues was primarily driven by higher subscriptions and higher EDI services revenue, partially offset by lower managed services. The increase in subscription services and corresponding decrease in managed services is primarily associated with the adoption of ASC 606, whereby a portion of service fees associated with RCM arrangements are now classified as subscription services revenue. Subscription services also increased due to higher sales of our NextGen Office cloud-based subscriptions, and incremental sales of our NextGen Mobile subscriptions acquired from Entrada in April 2017 and NextGen Population Health cloud-based solutions acquired from EagleDream in August 2017. EDI revenue increased due to higher EDI services sold with our NextGen Office cloud-based solutions and growth in EDI transaction volume due to the addition of new clients and further penetration of our existing client base. Software, hardware, and other non-recurring increased $1.4 million primarily due to higher consulting services revenue, which is based on the demand of our clients. A portion of our RCM service fees are now also allocated as software license and support and maintenance revenue subsequent to the adoption of ASC 606.

Recurring revenue represented 90% and 91% of total revenue for the three months ended June 30, 2018 and 2017, respectively.

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

We intend to remain at the forefront of upcoming new regulatory requirements, including meaningful use requirements for stimulus payments and recent healthcare reform that is driving the transition towards pay-for-performance, value-based reimbursement models. We believe that the expanded requirements for continued eligibility for incentive payments under meaningful use rules will result in an expanded replacement market for electronic health records software. We also intend to continue selling additional software and services to existing clients, expanding penetration of connectivity and other services to new and existing clients, and capitalizing on growth and cross selling opportunities. We continue to expand our client base and cloud-based solution capabilities in the ambulatory market to meet the needs of practices of increasing size and complexity, and focus our strategy on accountable care organizations around interoperability, patient engagements, population health and collaborative care management, and enterprise analytics. Our software and service offerings offer clients a full suite of cloud-based solutions that better enable our clients to focus on care delivery. We believe we are well-positioned within the evolving healthcare market to deliver products and services that address the growing importance of quality collaborative care and shift from fee-for-service to value-based, pay-for-performance care. We also believe that a significant opportunity exists to continue cross-selling managed services to our existing clients as the portion of existing clients who are using managed services is approximately 10%. We are actively pursuing efforts to achieve faster growth from expanded efforts to leverage our existing sales force towards selling managed services. We also believe that ongoing increases in the complexity of medical billing and collections processes, including the migration to value-based reimbursement models, will create additional opportunities.

While it remains difficult to assess the relative impact or the timing of positive and negative trends affecting the aforementioned market opportunities, we believe we are well-positioned to remain a leader in serving the evolving market needs for healthcare information technology. We believe that our operating results are attributed to a strong brand name and reputation within the marketplace for healthcare information technology software and services, as well as investments in sales and marketing activities, including new marketing campaigns, Internet advertising investments, tradeshow attendance and other expanded advertising and marketing expenditures.

Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Total cost of revenue	$61,851	$59,169
Gross profit	71,349	71,753
Gross margin %	53.6%	54.8%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 6, "Intangible Assets" and Note 7, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

Share-based compensation expense included in cost of revenue was $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, and is included in the amounts in the table above.

Gross profit for the three months ended June 30, 2018 decreased $0.4 million compared to the prior year period due to a $2.7 million increase in cost of revenue, offset by $2.3 million higher revenues as discussed above. The increase in cost of revenue compared to the prior year period is primarily due to increase in amortization of previously capitalized software development costs, higher amortization of the software technology intangible assets associated with the acquisitions of EagleDream Health in August 2017 and Inforth Technologies in January 2018, and higher personnel costs associated with delivering professional and EDI services, partially offset by lower hardware and third party software costs, which resulted in a decline in our gross margin to approximately 54% in the current quarter compared to 55% in the prior year quarter.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Selling, general and administrative	$44,636	$42,977
Selling, general and administrative, as a percentage of revenue	33.5%	32.8%

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

Share-based compensation expense included in selling, general and administrative expenses was $2.3 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and is included in the amounts in the table above. The increase in share-based compensation for the three months ended June 30, 2018 compared to the same prior year period is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 12, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $1.7 million for the three months ended June 30, 2018 compared to the prior year as a result of $2.5 million in employee severance and other employee exit related costs and an increase in salaries and wages associated with higher headcount and annual merit increases, partially offset by a decrease in commissions expense as a result of our adoption of ASC 606, and a decrease in bad debt expense.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Gross expenditures	$26,913	$25,237
Capitalized software costs	(4,785)	(5,248)
Research and development costs, net	$22,128	$19,989

Research and development costs, as a percentage of revenue	16.6%	15.3%
Capitalized software costs as a percentage of gross expenditures	17.8%	20.8%

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

Share-based compensation expense included in research and development costs was $0.6 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and is included in the amounts in the table above.

Net research and development costs for the three months ended June 30, 2018 increased $2.1 million compared to the prior year period, which is due to a $1.7 million increase in our gross expenditures and $0.5 million lower capitalization of software costs. The increase in gross expenditures is related to the development of the next major versions of our core software products and enhancements to our existing products. Additionally, we incurred $0.6 million in severance and employee related exit costs. These increases in gross expenditures were partially offset by a decrease in third party consulting costs associated with the completion of several projects in the current quarter. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Amortization of acquired intangible assets	$1,168	$2,047

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships, trade name, and contracts intangible assets acquired as part of our business combinations. Refer to Note 6, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three months ended June 30, 2018 declined $0.9 million compared to prior year period due to certain acquired intangible assets being fully amortized in the prior fiscal year and the impairment of our acquired trade names intangible assets in the fourth quarter of fiscal year 2018.

Interest and Other Income and Expense

The following table presents our interest expense for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Interest income	$29	$9
Interest expense	(730)	(677)
Other income (expense), net	374	(22)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 8, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of June 30, 2018, we had $44.0 million in outstanding balances under the revolving credit agreement, compared to an outstanding balance of $37.0 million as of March 31, 2018 and $45.0 million as of June 30, 2017. All other fluctuations in interest and other income and expense are not deemed significant.

Provision for Income Taxes

The following table presents our provision for income taxes for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Provision for income taxes	$442	$2,154
Effective tax rate	14.3%	35.6%

The decrease in the effective tax rate for the three months ended June 30, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, enacted by new tax reform legislation. The decrease in the effective tax rate was also due to a discrete item for stock compensation excess tax expense in prior year partially offset by the elimination of the qualified domestic manufacturer deduction, effective April 1, 2018.

We continue to fully assess the impact of the new tax reform legislation, which was enacted December 22, 2017, on our future taxes and on our consolidated financial statements. We have recorded the provisional impacts of the new tax reform legislation as of June 30, 2018 based on our most reasonable estimates. Our estimated impacts of the new tax reform legislation are based on our current knowledge, interpretation, and assumptions, and the recognized impacts could be materially different from current estimates based on our future results, actions taken by the Company, the issuance of further guidance, and our further analysis of the new tax reform legislation. Refer to Note 10, "Income Taxes" of our notes to consolidated financial statements included elsewhere in this Report for more information.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Net income	$2,648	$3,896
Net income per share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

As a result of the foregoing changes in revenue and expense, net income for the three months ended June 30, 2018 decreased $1.2 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Cash and cash equivalents	$26,544	$23,337
Unused portion of revolving credit agreement (1)	256,000	205,000
Total liquidity	$282,544	$228,337

Net income	$2,648	$3,896
Net cash provided by operating activities	$3,012	$13,793

(1)	As of June 30, 2018, we had outstanding loans of $44.0 million under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of June 30, 2018, our cash and cash equivalents balance of $26.5 million reflects a $2.3 million decrease compared to $28.8 million as of March 31, 2018. This decrease primarily reflects the payments of annual incentive bonus during the three months ended June 30, 2018, offset by $7.0 million net borrowings against our revolving credit agreement and $3.0 million of cash from operations. Our outstanding loans under our revolving credit agreement was $44.0 million as of June 30, 2018.

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

We believe that our cash and cash equivalents on hand at June 30, 2018, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Net income	$2,648	$3,896
Non-cash expenses	14,359	14,350
Cash from net income, as adjusted	$17,007	$18,246
Change in contract assets and liabilities, net	(3,059)	(1,102)
Change in accounts receivable	486	1,546
Change in other assets and liabilities	(11,422)	(4,897)
Net cash provided by operating activities	$3,012	$13,793

For the three months ended June 30, 2018, cash provided by operating activities decreased $10.8 million compared to the prior year period, of which $2.0 million of the decrease was related to net changes in contract assets and liabilities and an additional $6.5 million of the decrease was due to in changes to other assets and liabilities, primarily related to changes in our care services liability. Net income for the three months ended June 30, 2018 decreased $1.2 million compared to the prior year period, as described in the "Net Income" section above.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2018 was $7.0 million compared with $41.6 million of cash used in investing activities in the prior year period. The decrease in net cash used in investing activities is primarily due to $34.0 million of cash paid (net of acquired) for the acquisition of Entrada in the prior year period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2018 was $6.8 million compared with $14.4 million cash used by financing activities in the prior year period. The decrease in cash provided in financing activities relates to $7.0 million of net cash provided by our revolving credit agreement, including $20.0 million of additional borrowings and $13.0 million of principal repayments, compared to the prior year period additional borrowings of $30.0 million on our line of credit, which was partially offset by $18.8 million in payment of contingent consideration related to the acquisition of HealthFusion.

Contractual Obligations

We have minimum purchase commitments of $30.2 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at June 30, 2018 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2019 (remaining nine months)	2020	2021	2022	2023	2024 and beyond
Operating lease obligations	$60,531	$7,047	$9,611	$9,777	$9,498	$9,189	$15,409
Remaining lease obligations for vacated properties (1)	3,680	981	794	816	551	357	181
Line of credit obligations (Note 8)	44,000	—	—	—	—	44,000	—
Total	$108,211	$8,028	$10,405	$10,593	$10,049	$53,546	$15,590

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.7 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of June 30, 2018 was $5.9 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2018, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of June 30, 2018, we had $44.0 million in outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of June 30, 2018 would result in a corresponding change in our annual interest expense of approximately $0.4 million. Refer to Note 8, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of June 30, 2018, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective April 1, 2018, we adopted the new revenue recognition standard under ASC 606. We implemented changes to our processes, policies, and internal controls over financial reporting to address the impacts of the new revenue recognition standard on our consolidated financial statements and related disclosures. During the quarter ended June 30, 2018, there were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 10, 2018, the parties reached an agreement-in-principle to resolve the action for $19 million, and on May 11, 2018, the parties requested that the Supreme Court stay any decision regarding whether to hear the Company’s petition for a writ of certiorari, pending the parties’ ongoing settlement negotiations.  On July 16, 2018, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval.  On July 30, 2018, the Court granted preliminary approval of the settlement and scheduled a final approval hearing for November 19, 2018. Under the terms of this agreement, the settlement will be partially funded by certain of the Company’s insurance carriers, and defendants will continue to deny any liability or wrongdoing.

The settlement does not resolve the Hussein Litigation or the Shareholder Derivative Litigation. We have recorded an accrual of $19 million for preliminary settlement this Federal Securities Class Action complaint.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice.

Other Regulatory Matters

In April 2017, we received a request for documents and information from the United States Attorney's Office for the District of Vermont pursuant to a Civil Investigative Demand (“CID”). The CID relates to an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record Incentive Program. We have provided documents and information in response to that CID. On December 11, 2017, we received a subpoena from the United States Department of Justice in connection with the same matter seeking among other things records relating to (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying the 2014 EHR software and information, and (c) payments provided for the referral of EHR business. We continue to respond to this CID and subpoena and intend to cooperate fully with the government, including responding to any future requests. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.  Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timelymanner.

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

QUALITY SYSTEMS, INC.
Date: July 31, 2018	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2018	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)