Form 10-Q
period 2018-09-30
NEXTGEN HEALTHCARE, INC.
filed 2018-10-31
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

NEXTGEN HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization) 18111 Von Karman Avenue, Suite 800, Irvine, California (Address of principal executive offices)	95-2888568 (IRS Employer Identification No.) 92612 (Zip Code)

(949) 255-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant’s common stock as of October 26, 2018 was 64,668,434 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$32,387	$28,845
Restricted cash and cash equivalents	7,331	2,373
Accounts receivable, net	85,548	84,962
Contract assets	10,253	—
Inventory	153	180
Income taxes receivable	5,976	8,122
Prepaid expenses and other current assets	16,987	17,180
Total current assets	158,635	141,662
Equipment and improvements, net	24,815	26,795
Capitalized software costs, net	31,805	26,318
Deferred income taxes, net	6,264	9,219
Contract assets, net of current	2,942	—
Intangibles, net	63,227	74,091
Goodwill	218,771	218,875
Other assets	29,226	18,795
Total assets	$535,685	$515,755
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,237	$4,213
Contract liabilities	50,023	54,079
Accrued compensation and related benefits	18,885	27,910
Income taxes payable	18	73
Other current liabilities	43,883	48,317
Total current liabilities	119,046	134,592
Contract liabilities, net of current	—	1,173
Deferred compensation	5,951	6,086
Line of credit	42,000	37,000
Other noncurrent liabilities	13,254	13,494
Total liabilities	180,251	192,345
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 64,382 and 63,995 shares at September 30, 2018 and March 31, 2018, respectively	644	640
Additional paid-in capital	253,613	244,462
Accumulated other comprehensive loss	(1,692)	(400)
Retained earnings (1)	102,869	78,708
Total shareholders' equity	355,434	323,410
Total liabilities and shareholders' equity	$535,685	$515,755

(1)	Includes cumulative effect adjustment related to the adoption of ASC 606, as defined in Note 1. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Recurring	$116,317	$119,441	$236,324	$238,619
Software, hardware, and other non-recurring	14,004	13,166	27,197	24,910
Total revenues	130,321	132,607	263,521	263,529
Cost of revenue:
Recurring	47,172	47,699	95,325	96,157
Software, hardware, and other non-recurring	7,022	5,947	14,176	11,987
Amortization of capitalized software costs and acquired intangible assets	6,924	5,109	13,468	9,780
Total cost of revenue	61,118	58,755	122,969	117,924
Gross profit	69,203	73,852	140,552	145,605
Operating expenses:
Selling, general and administrative	34,229	40,977	78,865	83,954
Research and development costs, net	18,371	19,527	40,499	39,516
Amortization of acquired intangible assets	1,121	2,012	2,289	4,059
Total operating expenses	53,721	62,516	121,653	127,529
Income from operations	15,482	11,336	18,899	18,076
Interest income	40	12	69	21
Interest expense	(769)	(840)	(1,499)	(1,517)
Other income (expense), net	237	15	611	(7)
Income before provision for income taxes	14,990	10,523	18,080	16,573
Provision for income taxes	1,896	2,493	2,338	4,647
Net income	$13,094	$8,030	$15,742	$11,926
Other comprehensive income:
Foreign currency translation, net of tax	(794)	(85)	(1,293)	(99)
Comprehensive income	$12,300	$7,945	$14,449	$11,827
Net income per share:
Basic	$0.20	$0.13	$0.25	$0.19
Diluted	$0.20	$0.13	$0.24	$0.19
Weighted-average shares outstanding:
Basic	64,265	63,513	64,143	63,077
Diluted	64,857	63,530	64,362	63,089

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$15,742	$11,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,996	5,374
Amortization of capitalized software costs	4,892	2,571
Amortization of other intangibles	10,864	11,267
Amortization of debt issuance costs	355	538
Provision for bad debts	1,385	3,868
Provision for inventory obsolescence	11	36
Share-based compensation	7,251	5,132
Deferred income taxes	175	18
Excess tax deficiency (benefit) from share-based compensation	(260)	346
Loss on disposal of equipment and improvements	106	45
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	409	(120)
Contract assets	2,982	—
Inventory	16	(25)
Accounts payable	1,843	1,323
Contract liabilities	(8,230)	(929)
Accrued compensation and related benefits	(9,770)	(7,302)
Income taxes	2,459	(348)
Deferred compensation	(135)	(191)
Other assets and liabilities	(20,175)	4,565
Net cash provided by operating activities	14,916	38,094
Cash flows from investing activities:
Additions to capitalized software costs	(10,379)	(9,624)
Additions to equipment and improvements	(2,941)	(5,423)
Payments for acquisitions, net of cash acquired	—	(58,892)
Net cash used in investing activities	(13,320)	(73,939)
Cash flows from financing activities:
Proceeds from line of credit	26,000	50,000
Repayments on line of credit	(21,000)	(10,000)
Proceeds from issuance of shares under employee plans	4,108	4,320
Payment of contingent consideration related to acquisitions	—	(18,817)
Payments for taxes related to net share settlement of equity awards	(2,204)	(778)
Net cash provided by financing activities	6,904	24,725
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,500	(11,120)
Cash, cash equivalents, and restricted cash at beginning of period	31,218	37,673
Cash, cash equivalents, and restricted cash at end of period	$39,718	$26,553

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$486	$5,396
Cash refunds from income taxes	373	713
Cash paid for interest	975	933
Non-cash investing and financing activities:
Tenant improvement allowance from landlord	$473	$1,442
Unpaid additions to equipment and improvements	181	117

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Principles of Consolidation.  On September 6, 2018, Quality Systems, Inc. changed its corporate name to NextGen Healthcare, Inc. The consolidated financial statements include the accounts of NextGen Healthcare, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Each of the terms “we,” “us,” or “our” as used herein refers collectively to the Company, unless otherwise stated. All intercompany accounts and transactions have been eliminated.

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and six months ended September 30, 2018 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

Effective April 1, 2018, we changed the presentation of our consolidated statements of comprehensive income to present revenue and cost of revenue under separate ‘recurring’ captions and ‘software, hardware, and other non-recurring’ captions. Recurring consists of revenue and related cost of revenue for subscription services, support and maintenance, managed services, and electronic data interchange and data services. Software, hardware, and other non-recurring consists of revenue and related cost of revenue, for software licenses, hardware, and other non-recurring services, such as implementation, training, and consulting services. Cost of revenue within recurring and software, hardware, and other non-recurring are reported exclusive of the amortization of capitalized software costs and acquired intangible assets. Amortization of capitalized software costs and acquired intangible assets are now reported in a separate cost of revenue caption. Prior period amounts have been reclassified to conform to current year presentation.

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

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the consolidated statements of comprehensive income for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Costs and expenses:
Cost of revenue	$348	$290	$581	$427
Research and development costs	726	513	1,336	874
Selling, general and administrative	3,061	2,288	5,334	3,831
Total share-based compensation	4,135	3,091	7,251	5,132
Income tax benefit	(1,016)	(1,144)	(1,769)	(1,860)
Decrease in net income	$3,119	$1,947	$5,482	$3,272

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

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 is effective for us in the first quarter of fiscal 2019. The adoption of this new standard resulted in an increase to net cash provided by operating activities of $4,958 and $1,572 for the six months ended September 30, 2018 and 2017, respectively.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. ASU 2018-15 is effective for us in the first quarter of fiscal 2021. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. ASU 2018-13 is effective for us in the first quarter of fiscal 2021, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step two of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted on goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is effective for us in the first quarter of fiscal 2021, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. The new guidance will require lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. ASU 2016-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. We currently expect to implement the new lease guidance, including all related updates, when it becomes effective for us on April 1, 2019. We are currently in the process of performing our preliminary impact assessment, including evaluation of the potential changes to our policies, processes, and internal controls over financial reporting that may be required to comply with the new guidance related to identifying and measuring right-of-use assets and lease liabilities. While we continue to evaluate the impact of the new lease guidance on our consolidated financial statements, we preliminary expect that the adoption of the new lease guidance will result in an increase in the assets and liabilities recorded on our consolidated balance sheet and require an additional level of disclosures related to our leases. We currently expect to implement the new lease guidance, including all related updates, when it becomes effective for us on April 1, 2019.

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

The impact of the adoption of ASC 606 on our consolidated balance sheet and consolidated statements of net income and comprehensive income as of September 30, 2018 and for the three and six months ended September 30, 2018, assuming that the previous revenue recognition guidance in ASC 605 had been in effect, is summarized as follows:

	September 30, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
ASSETS
Accounts receivable, net	$85,548	$2,496	$88,044
Contract assets	10,253	(10,253)	—
Income taxes receivable	5,976	997	6,973
Prepaid expenses and other current assets	16,987	(2,190)	14,797
Deferred income taxes, net	6,264	2,884	9,148
Contract assets, net of current	2,942	(2,942)	—
Other assets	29,226	(6,773)	22,453

LIABILITIES
Contract liabilities	50,023	2,911	52,934
Accrued compensation and related benefits	18,885	(6)	18,879
Other current liabilities	43,883	(8,171)	35,712
Contract liabilities, net of current	—	1,030	1,030

SHAREHOLDERS' EQUITY
Retained earnings	102,869	(11,511)	91,358

	Three Months Ended September 30, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$116,317	$(793)	$115,524
Software, hardware, and other non-recurring	14,004	(96)	13,908
Total revenue	130,321	(889)	129,432
Total cost of revenue	61,118	52	61,170
Gross profit	69,203	(941)	68,262
Operating expenses:
Selling, general and administrative	34,229	1,957	36,186
Research and development costs, net	18,371	—	18,371
Amortization of acquired intangibles	1,121	—	1,121
Total operating expenses	53,721	1,957	55,678
Income from operations	15,482	(2,898)	12,584
Interest and other income, net	(492)	—	(492)
Income before provision for income taxes	14,990	(2,898)	12,092
Provision for income taxes	1,896	(751)	1,145
Net income	$13,094	$(2,147)	$10,947

	Six Months Ended September 30, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$236,324	$(106)	$236,218
Software, hardware, and other non-recurring	27,197	(737)	26,460
Total revenue	263,521	(843)	262,678
Total cost of revenue	122,969	94	123,063
Gross profit	140,552	(937)	139,615
Operating expenses:
Selling, general and administrative	78,865	3,152	82,017
Research and development costs, net	40,499	—	40,499
Amortization of acquired intangibles	2,289	—	2,289
Total operating expenses	121,653	3,152	124,805
Income from operations	18,899	(4,089)	14,810
Interest and other income, net	(819)	—	(819)
Income before provision for income taxes	18,080	(4,089)	13,991
Provision for income taxes	2,338	(997)	1,341
Net income	$15,742	$(3,092)	$12,650

As of September 30, 2018, the reported balances include the cumulative effect adjustments of adopting ASC 606.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Recurring revenues:
Subscription services	$29,255	$26,788	$57,583	$52,363
Support and maintenance	39,594	41,693	80,842	82,809
Managed services	23,527	27,962	49,797	57,137
Electronic data interchange and data services	23,941	22,998	48,102	46,310
Total recurring revenues	116,317	119,441	236,324	238,619

Software, hardware, and other non-recurring revenues:
Software license and hardware	9,353	8,853	16,796	16,273
Other non-recurring services	4,651	4,313	10,401	8,637
Total software, hardware and other non-recurring revenues	14,004	13,166	27,197	24,910

Total revenues	$130,321	$132,607	$263,521	$263,529

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2018, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $465,400, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 48% over the next 12 months, and the remainder thereafter.

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

Capitalized commissions costs were $14,571 as of September 30, 2018, of which $3,392 is current and included as prepaid expenses and other current assets and $11,179 is long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. During the three months and six months ended September 30, 2018, we recognized $1,275 and $2,864, respectively, of commissions expense primarily related to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statement of comprehensive income.

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2018 and March 31, 2018:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$32,387	$32,387	$—	$—
Restricted cash and cash equivalents	7,331	7,331	—	—
	$39,718	$39,718	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$28,845	$28,845	$—	$—
Restricted cash and cash equivalents	2,373	2,373	—	—
	$31,218	$31,218	$—	$—

(1)	Cash equivalents consist primarily of money market funds.

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

On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger (the “Merger Agreement"), dated July 31, 2017. Headquartered in Rochester, NY, EagleDream is a cloud-based analytics company that drives meaningful insight across clinical, financial and administrative data to optimize practice performance. The purchase price totaled $25,609, which included certain working capital and other customary adjustments. The acquisition was partially funded by a draw against our revolving credit agreement (see Note 8). The purchase price allocation of the EagleDream acquisition was considered final as of September 30, 2018.

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

We accounted for the acquisitions noted above as purchase business combinations using the acquisition method of accounting. The purchase allocation of Inforth is deemed to be preliminary. The purchase price allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and/or working capital, becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

The total preliminary purchase price for the acquisition of Inforth, and final purchase price for the acquisitions of EagleDream and Entrada are summarized as follows:

	Preliminary
	Inforth	EagleDream	Entrada
	Purchase Price	Purchase Price	Purchase Price
Initial purchase price	$4,000	$26,000	$34,000
Settlement of pre-existing net liabilities	337	—	—
Working capital and other adjustments	—	(391)	(42)
Total purchase price	$4,337	$25,609	$33,958

Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$25	$573	$102
Accounts receivable	6	217	1,836
Prepaid expense and other current assets	—	20	145
Equipment and improvements	—	—	163
Capitalized software costs	—	—	364
Deferred income tax asset	—	—	117
Accounts payable	—	(115)	(639)
Accrued compensation and related benefits	(49)	(691)	(120)
Deferred revenues	—	(394)	(234)
Deferred income tax liability	—	(1,707)	—
Other liabilities	(22)	(122)	(444)
Total net tangible assets acquired and liabilities assumed	(40)	(2,219)	1,290
Fair value of identifiable intangible assets acquired:
Goodwill	1,177	14,428	17,268
Software technology	3,200	12,800	10,500
Customer relationships	—	600	3,300
Trade name	—	—	1,600
Total identifiable intangible assets acquired	4,377	27,828	32,668
Total purchase price	$4,337	$25,609	$33,958

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

5. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of September 30, 2018 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2018 was $218,771, which reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 4). The carrying amount of goodwill as of March 31, 2018 was $218,875.

6. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows, and reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 4):

	September 30, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(37,819)	(47,714)	(85,533)
Net intangible assets	$16,631	$46,596	$63,227

	March 31, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(35,531)	(39,138)	(74,669)
Net intangible assets	$18,919	$55,172	$74,091

Amortization expense related to customer relationships and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $1,121 and $2,012 for the three months ended September 30, 2018 and 2017, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,288 and $3,807 for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense related to customer relationships and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $2,289 and $4,059 for the six months ended September 30, 2018 and 2017, respectively. Amortization expense related to software technology recorded as cost of revenue was $8,575 and $7,208 for the six months ended September 30, 2018 and 2017, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2018:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2019 (remaining six months)	$2,056	$8,576	$10,632
2020	3,460	17,151	20,611
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,761	3,627
2024 and beyond	4,173	360	4,533
Total	$16,631	$46,596	$63,227

7. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2018	March 31, 2018
Gross carrying amount	$60,740	$50,361
Accumulated amortization	(28,935)	(24,043)
Net capitalized software costs	$31,805	$26,318

Amortization expense related to capitalized software costs was $2,635 and $1,300 for the three months ended September 30, 2018 and 2017, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income.

Amortization expense related to capitalized software costs was $4,892 and $2,571 for the six months ended September 30, 2018 and 2017, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2018. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2019 (remaining six months)	$8,500
2020	12,900
2021	7,400
2022	3,005
Total	$31,805

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2018.

As of September 30, 2018, we had $42,000 in outstanding loans and $258,000 of unused credit under the Credit Agreement. As of March 31, 2018, we had $37,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $591 and $520 for the three months ended September 30, 2018 and 2017, respectively. Amortization of deferred debt issuance costs was $178 and $269 for the three months ended September 30, 2018 and 2017, respectively.

Interest expense related to the Credit Agreement was $1,141 and $927 for the six months ended September 30, 2018 and 2017, respectively. Amortization of deferred debt issuance costs was $355 and $538 for the six months ended September 30, 2018 and 2017, respectively.

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

	September 30, 2018	March 31, 2018
Accounts receivable, gross	$89,635	$94,358
Sales return reserve	—	(5,520)
Allowance for doubtful accounts	(4,087)	(3,876)
Accounts receivable, net	$85,548	$84,962

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2018	March 31, 2018
Prepaid expenses	$12,888	$13,865
Capitalized commissions costs	3,395	2,828
Other current assets	704	487
Prepaid expenses and other current assets	$16,987	$17,180

Equipment and improvements are summarized as follows:

	September 30, 2018	March 31, 2018
Computer equipment	$27,989	$27,347
Internal-use software	16,767	15,804
Furniture and fixtures	11,469	11,432
Leasehold improvements	16,353	16,016
Equipment and improvements, gross	72,578	70,599
Accumulated depreciation and amortization	(47,763)	(43,804)
Equipment and improvements, net	$24,815	$26,795

Other assets are summarized as follows:

	September 30, 2018	March 31, 2018
Capitalized commission costs	$11,181	$1,394
Deposits	5,484	4,666
Debt issuance costs	3,189	3,544
Other noncurrent assets	9,372	9,191
Other assets	$29,226	$18,795

Accrued compensation and related benefits are summarized as follows:

	September 30, 2018	March 31, 2018
Payroll, bonus and commission	$9,783	$18,120
Vacation	9,102	9,790
Accrued compensation and related benefits	$18,885	$27,910

Other current and noncurrent liabilities are summarized as follows:

	September 30, 2018	March 31, 2018
Sales returns reserves and other customer liabilities (1)	$8,171	$—
Care services liabilities	7,331	2,373
Accrued employee benefits and withholdings	3,250	1,636
Customer credit balances and deposits	3,044	4,287
Accrued self insurance expense	2,960	2,145
Accrued outsourcing costs	2,511	2,898
Accrued hosting costs	2,223	1,600
User group meeting deposits	2,141	—
Accrued EDI expense	2,062	2,310
Accrued consulting and outside services	2,005	4,428
Deferred rent	1,403	1,594
Accrued royalties	904	1,400
Accrued legal expense	750	1,793
Remaining lease obligations	602	672
Sales tax payable	485	499
Accrued securities litigation settlement	—	19,000
Other accrued expenses	4,041	1,682
Other current liabilities	$43,883	$48,317

Deferred rent	$9,787	$9,902
Uncertain tax positions	2,527	2,419
Remaining lease obligations	694	962
Other liabilities	246	211
Other noncurrent liabilities	$13,254	$13,494

(1)

Subsequent to the adoption of ASC 606 as of April 1, 2018, sales return reserves and certain customer liabilities, which were previously recorded within accounts receivables, are now classified as other current liabilities on our consolidated balance sheets.

10. Income Taxes

The provision for income taxes in the three months ended September 30, 2018 and 2017 was $1,896 and $2,493, respectively. The effective tax rates were 12.6% and 23.7% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, enacted by new tax reform legislation, as described further below. The decrease in the effective tax rate was also due to an increased benefit from the research and development credit and was partially offset by the elimination of the disqualified domestic manufacturer deduction, effective April 1, 2018.

The provision for income taxes in the six months ended September 30, 2018 and 2017 was $2,338 and $4,647, respectively. The effective tax rates were 12.9% and 28.0% for the six months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the six months ended September 30, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, and other changes enacted by new tax reform legislation, as described further below.

The deferred tax assets and liabilities are presented net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had liabilities of $2,527 and $2,419 for unrecognized tax benefits related to various federal, state and local income tax matters as of September 30, 2018 and March 31, 2018, respectively. If recognized, this amount would reduce our effective tax rate.

We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2014. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2014. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

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

Due to the complexities involved in accounting for the enactment of the Tax Reform, Staff Accounting Bulletin No. 118 (”SAB 118”) allowed us to record provisional amounts in earnings for the year ended March 31, 2018 and quarter ended September 30, 2018. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Reform. We will continue to analyze the effects of the Tax Reform on our consolidated financial statements. Additional impacts from the enactment of the Tax Reform will be recorded as they are identified during the measurement period of up to one year from the enactment date as provided for in SAB 118. The final impact of the Tax Reform may differ from the provisional amounts that have been recognized, possibly materially, due to, among other things, changes in our interpretation of the Tax Reform, legislative or administrative actions to clarify the intent of the statutory language provided that differ from our current interpretation, any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform, or any updates or changes to estimates utilized to calculate the impacts, including changes to current year earnings estimates and applicable foreign exchange rates. Additionally, our United States tax returns for March 31, 2018 will be filed on or before January 15, 2019 and any changes to the tax positions for temporary differences compared to the estimates used will result in an adjustment of the estimated tax expense recorded as of March 31, 2018.

The Tax Reform also includes a GILTI Tax, requiring inclusion of certain non US earnings effective April 1, 2018.  The GILTI inclusion has been estimated and included in the effective tax rate used for the tax provision recorded at September 30, 2018. Currently, the estimate of the non-US income inclusion for current fiscal year is $3,028.  We will continue to evaluate the impact of the GILTI provisions under the Tax Reform which are complex and subject to continuing regulatory interpretation by the United States Internal Revenue Service. We are required to make an accounting policy election of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The final election made with respects to the new GILTI Tax rules will depend, in part, on further analyzing our global income.

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

11. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Earnings per share — Basic:
Net income	$13,094	$8,030	$15,742	$11,926
Weighted-average shares outstanding — Basic	64,265	63,513	64,143	63,077
Net income per common share — Basic	$0.20	$0.13	$0.25	$0.19

Earnings per share — Diluted:
Net income	$13,094	$8,030	$15,742	$11,926
Weighted-average shares outstanding	64,265	63,513	64,143	63,077
Effect of potentially dilutive securities	592	17	219	12
Weighted-average shares outstanding — Diluted	64,857	63,530	64,362	63,089
Net income per common share — Diluted	$0.20	$0.13	$0.24	$0.19

The computation of diluted net income per share does not include 411 and 2,567 options to acquire shares of common stock for the three months ended September 30, 2018 and September 30, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,895 and 2,565 options to acquire shares of common stock for the six months ended September 30, 2018 and September 30, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

12. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2018, there were 365,220 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2018, there were 3,245,955 outstanding options, 1,625,390 outstanding shares of restricted stock awards, 83,125 outstanding shares of performance stock awards, and 7,610,648 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the six months ended September 30, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2018	3,670,170	$15.51	6.2	$766
Granted	301,130	$17.57	7.6
Exercised	(197,495)	$16.05	4.5	$921
Forfeited/Canceled	(160,230)	$23.29	3.9
Expired	(2,400)	$28.15
Outstanding, September 30, 2018	3,611,175	$15.31	6.0	$18,900
Vested and expected to vest, September 30, 2018	3,236,147	$15.39	6.0	$16,862
Exercisable, September 30, 2018	1,087,470	$16.80	4.7	$5,188

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Expected term	6.2 years	5.6 years	6.2 - 6.3 years	5.6 - 5.7 years
Expected volatility	36.7%	37.2%	36.7% - 36.8%	37.2% - 37.7%
Expected dividends	-%	-%	-%	-%
Risk-free rate	2.9%	1.9%	2.8% - 2.9%	1.9%

The weighted-average grant date fair value of stock options granted during the six months ended September 30, 2018 and 2017 was $7.28 and $6.11 per share, respectively.

During the six months ended September 30, 2018, a total of 301,130 options to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
May 30, 2018	241,130	$16.83	Four Years	June 1, 2026
August 3, 2018	60,000	$21.27	Four Years	August 3, 2026
Fiscal year 2019 grants	301,130

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Non-vested stock option award activity during the six months ended September 30, 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2018	2,657,005	$5.18
Granted	301,130	7.28
Vested	(351,400)	4.89
Forfeited/Canceled	(83,030)	5.48
Outstanding, September 30, 2018	2,523,705	$5.46

As of September 30, 2018, $11,201 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.8 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2018 and 2017 was $1,718 and $2,092, respectively.

Restricted stock awards activity during the six months ended September 30, 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2018	1,820,910	$14.52
Granted	491,345	17.76
Vested	(440,895)	15.10
Canceled	(245,970)	14.54
Outstanding, September 30, 2018	1,625,390	$15.34

Share-based compensation expense related to restricted stock awards was $2,833 and $2,207 for the three months ended September 30, 2018 and 2017, respectively. Share-based compensation expense related to restricted stock awards was $4,753 and $3,746 for the six months ended September 30, 2018 and 2017, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of September 30, 2018, $20,313 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 83,125 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $68 and $141 for the three and six months ended September 30, 2018, respectively.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of September 30, 2018, we have issued 411,387 shares under the Purchase Plan and 3,588,613 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $100 and $80 for the three months ended September 30, 2018 and 2017, respectively. Share-based compensation expense recorded for the employee share purchase plan was $232 and $177 for the six months ended September 30, 2018 and 2017, respectively.

13. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at September 30, 2018.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

The settlement does not resolve the Hussein Litigation or the Shareholder Derivative Litigation. The $19,000 settlement of the Federal Securities Class Action complaint, which was partially funded by certain of our insurance carriers, was tendered to a court-supervised settlement account during the three months ended September 30, 2018.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

Company Overview

On September 6, 2018, Quality Systems, Inc. changed its corporate name to NextGen Healthcare, Inc.

NextGen Healthcare, Inc. provides a range of software, services, and analytics solutions to medical and dental group practices. The company's portfolio delivers foundational capabilities to empower physician success, enrich the patient care experience, and enable the transition to value-based healthcare.

Our clients span the ambulatory care market from large multi-specialty to small single specialty practices and include network of practices such as physician hospital organizations (“PHOs”), management service organizations (“MSOs”), independent physician associations (“IPAs”), accountable care organizations (“ACOs”), ambulatory care centers (“ACCs”), and community health centers(“CHCs”).

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

NextGen Healthcare, Inc. was incorporated in California in 1974. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612. Our website is located at www.nextgen.com. We operate on a fiscal year ending on March 31.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three and six months ended September 30, 2018 and 2017 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Recurring	89.3%	90.1%	89.7%	90.5%
Software, hardware, and other non-recurring	10.7	9.9	10.3	9.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	36.2	36.0	36.2	36.5
Software, hardware, and other non-recurring	5.4	4.5	5.4	4.5
Amortization of capitalized software costs and acquired intangible assets	5.3	3.9	5.1	3.7
Total cost of revenue	46.9	44.3	46.7	44.7
Gross profit	53.1	55.7	53.3	55.3
Operating expenses:
Selling, general and administrative	26.3	30.9	29.9	31.9
Research and development costs, net	14.1	14.7	15.4	15.0
Amortization of acquired intangible assets	0.9	1.5	0.9	1.5
Total operating expenses	41.2	47.1	46.2	48.4
Income from operations	11.9	8.5	7.2	6.9
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.6)	(0.6)	(0.6)	(0.6)
Other income (expense), net	0.2	0.0	0.2	0.0
Income before provision for income taxes	11.5	7.9	6.9	6.3
Provision for income taxes	1.5	1.9	0.9	1.8
Net income	10.0%	6.1%	6.0%	4.5%

Revenues

The following table presents our disaggregated revenues for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Recurring revenues:
Subscription services	$29,255	$26,788	$57,583	$52,363
Support and maintenance	39,594	41,693	80,842	82,809
Managed services	23,527	27,962	49,797	57,137
Electronic data interchange and data services	23,941	22,998	48,102	46,310
Total recurring revenues	116,317	119,441	236,324	238,619

Software, hardware, and other non-recurring revenues:
Software license and hardware	9,353	8,853	16,796	16,273
Other non-recurring services	4,651	4,313	10,401	8,637
Total software, hardware and other non-recurring revenues	14,004	13,166	27,197	24,910

Total revenues	$130,321	$132,607	$263,521	$263,529

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

Consolidated revenue for the three months ended September 30, 2018 decreased $2.3 million compared to the prior year due to a $3.1 million decrease in recurring revenues and a $0.8 million increase in software, hardware, and other non-recurring revenues. Consolidated revenue for the six months ended September 30, 2018 remained flat compared to the prior year due to a $2.3 million increase in software, hardware, and other non-recurring revenues, offset by a $2.3 million decrease in recurring revenues. The decrease in recurring revenues for the three and six months ended September 30, 2018 was due to lower managed services revenue and lower support and maintenance revenue, partially offset by higher subscriptions and higher EDI services revenue. The decrease in managed services and corresponding increase in subscription services is primarily associated with the adoption of ASC 606, whereby a portion of service fees associated with revenue cycle management (“RCM”) arrangements are now classified as subscription services revenue. Subscription services also benefited from higher sales of our NextGen Office cloud-based subscriptions and NextGen Mobile subscriptions and incremental sales of NextGen Population Health cloud-based solutions acquired from EagleDream in August 2017. Support and maintenance revenue decreased primarily due to higher client attrition. EDI revenue increased due to higher EDI services sold with our NextGen Office cloud-based solutions and growth in EDI transaction volume due to the addition of new clients and further penetration of our existing client base. For the three months ended September, 30, 2018, software, hardware, and other non-recurring increased primarily due to higher software sales. For the six months ended September, 30, 2018, software, hardware, and other non-recurring increased primarily due to higher software sales and higher consulting services revenue, which is based on the demand of our clients. A portion of our RCM service fees are now also allocated as software license and support and maintenance revenue subsequent to the adoption of ASC 606.

Recurring revenue represented 89% and 90% of total revenue for the three months ended September 30, 2018 and 2017, respectively. For the six months ended September 30, 2018 and 2017, recurring revenue represented 90% and 91%, respectively, of total revenue.

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

Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Total cost of revenue	$61,118	$58,755	$122,969	$117,924
Gross profit	69,203	73,852	140,552	145,605
Gross margin %	53.1%	55.7%	53.3%	55.3%

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

Share-based compensation expense included in cost of revenue was $0.3 million and $0.3 million for the three months ended September 30, 2018 and 2017, and is included in the amounts in the table above. Share-based compensation expense included in cost of revenue was $0.6 and $0.4 million for the six months ended September 30, 2018 and 2017, and is included in the amounts in the table above.

Gross profit for the three months ended September 30, 2018 decreased $4.6 million compared to the prior year period due to a $2.4 million increase in cost of revenue combined with $2.3 million lower revenues as discussed above. Gross profit for the six months ended September 30, 2018 decreased $5.1 million compared to the prior year period due to a $5.0 million increase in cost of revenue. The increase in cost of revenue for both the three and six months ended September 30, 2018 compared to the prior year period was primarily driven by higher amortization of previously capitalized software development costs and higher amortization of the software technology intangible assets associated with the acquisitions of EagleDream Health in August 2017 and Inforth Technologies in January 2018. Costs of revenue associated with software, hardware, and other non-recurring services also increased due to higher related revenue. As a result of such increases in cost of revenue, our gross margin declined to approximately 53% for the three and six months ended September 30, 2018, compared to 56% for the three months ended September 30, 2017 and 55% for the six months ended September 30, 2017.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Selling, general and administrative	$34,229	$40,977	$78,865	$83,954
Selling, general and administrative, as a percentage of revenue	26.3%	30.9%	29.9%	31.9%

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

Share-based compensation expense included in selling, general and administrative expenses was $3.1 million and $2.3 million for the three months ended September 30, 2018 and 2017, respectively, and is included in the amounts in the table above. Share-based compensation expense included in selling, general and administrative expenses was $5.3 million and $3.8 million for the six months ended September 30, 2018 and 2017, respectively, and is included in the amounts in the table above. The increase in share-based compensation for the three and six months ended September 30, 2018 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 12, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $6.7 million and $5.1 million for the three and six months ended September 30, 2018, respectively, compared to the prior year primarily due to a $5.7 million net benefit recorded in the quarter from insurance recoveries related to the settlement of the Federal Securities Class Action complaint (refer to Note 14, " Commitments, Guarantees and Contingencies" of our notes to consolidated financial statements included elsewhere in this Report for additional information). The decrease in selling, general and administrative was also due to lower commissions expense as a result of the adoption of ASC 606 (refer to Note 2, “Revenue from Contracts with Customers” for additional information), lower bad debt expense as we continue to resolve aged accounts receivable balances, and higher consulting costs that were incurred in the prior year associated with our adoption of ASC 606.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Gross expenditures	$23,965	$23,903	$50,878	$49,140
Capitalized software costs	(5,594)	(4,376)	(10,379)	(9,624)
Research and development costs, net	$18,371	$19,527	$40,499	$39,516

Research and development costs, as a percentage of revenue	14.1%	14.7%	15.4%	15.0%
Capitalized software costs as a percentage of gross expenditures	23.3%	18.3%	20.4%	19.6%

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

Share-based compensation expense included in research and development costs was $0.7 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and is included in the amounts in the table above. Share-based compensation expense included in research and development costs was $1.3 million and $0.9 million for the six months ended September 30, 2018 and 2017, respectively, and is included in the amounts in the table above.

Net research and development costs for the three months ended September 30, 2018 decreased $1.2 million compared to the prior year period, which is due to $1.2 million higher capitalization of software costs. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized. Net research and development costs for the six months ended September 30, 2018 increased $0.9 million compared to the prior year period, which is due to $1.7 million higher gross expenditures, partially offset by a $0.8 million increase in capitalization of software costs.  The increase in gross expenditures was primarily due to increased hosting fees and utilization of our Bangalore development center resources, as well as $0.7 million in employee exit costs. These increases were partially offset by decreases in consulting and outside services with the completion of several projects in the prior year period.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amortization of acquired intangible assets	$1,121	$2,012	$2,289	$4,059

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

Amortization of acquired intangible assets for the three and six months ended September 30, 2018 decreased $0.9 million and $1.8 million, respectively compared to the prior year periods due to certain acquired intangible assets being fully amortized in the prior fiscal year and the impairment of our acquired trade names intangible assets in the fourth quarter of fiscal year 2018.

Interest and Other Income and Expense

The following table presents our interest expense for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Interest income	$40	$12	$69	$21
Interest expense	(769)	(840)	(1,499)	(1,517)
Other income (expense), net	237	15	611	(7)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 8, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of September 30, 2018, we had $42.0 million in outstanding balances under the revolving credit agreement, compared to an outstanding balance of $37.0 million as of March 31, 2018 and $55.0 million as of September 30, 2017. All other fluctuations in interest and other income and expense are not deemed significant.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Provision for income taxes	$1,896	$2,493	$2,338	$4,647
Effective tax rate	12.6%	23.7%	12.9%	28.0%

The decrease in the effective tax rate for the three and six months ended September 30, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, enacted by tax reform legislation. The decrease in the effective tax rate was also due to an increased benefit from the research and development credit and was partially offset by the elimination of the qualified domestic manufacturer deduction, effective April 1, 2018.

We continue to fully assess the impact of the new tax reform legislation, which was enacted December 22, 2017, on our future taxes and on our consolidated financial statements. We have recorded the provisional impacts of the new tax reform legislation as of September 30, 2018 based on our most reasonable estimates. Our estimated impacts of the new tax reform legislation are based on our current knowledge, interpretation, and assumptions, and the recognized impacts could be materially different from current estimates based on our future results, actions taken by the Company, the issuance of further guidance, and our further analysis of the new tax reform legislation. Refer to Note 10, "Income Taxes" of our notes to consolidated financial statements included elsewhere in this Report for more information.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$13,094	$8,030	$15,742	$11,926
Net income per share:
Basic	$0.20	$0.13	$0.25	$0.19
Diluted	$0.20	$0.13	$0.24	$0.19

As a result of the foregoing changes in revenue and expense, net income for the three months ended September 30, 2018 increased $5.1 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the six months ended September 30, 2018 increased $3.8 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Cash and cash equivalents	$32,387	$26,553
Unused portion of revolving credit agreement (1)	258,000	195,000
Total liquidity	$290,387	$221,553

Net income	$15,742	$11,926
Net cash provided by operating activities	$14,916	$38,094

(1)	As of September 30, 2018, we had outstanding loans of $42.0 million under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of September 30, 2018, our cash and cash equivalents balance of $32.4 million reflects a $3.5 million increase compared to $28.8 million as of March 31, 2018. Our outstanding loans under our revolving credit agreement was $42.0 million as of September 30, 2018.

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

We believe that our cash and cash equivalents on hand at September 30, 2018, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the six months ended September 30, 2018 and 2017 (in thousands):

	Six Months Ended September 30,
	2018	2017
Net income	$15,742	$11,926
Non-cash expenses	29,775	29,195
Cash from net income, as adjusted	$45,517	$41,121
Change in contract assets and liabilities, net	(5,248)	(929)
Change in accounts receivable	409	(120)
Change in other assets and liabilities	(25,762)	(1,978)
Net cash provided by operating activities	$14,916	$38,094

For the six months ended September 30, 2018, cash provided by operating activities decreased $23.2 million compared to the prior year period primarily due to the change in other assets and liabilities, which was mostly related to the settlement of the Federal Securities Class Action complaint. This was partially funded by certain of our insurance carriers, and the remainder was tendered by us to a court-supervised settlement account during the three months ended September 30, 2018. Net income for the six months ended September 30, 2018 increased $3.8 million compared to the prior year period, as described in the "Net Income" section above.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2018 was $13.3 million compared with $73.9 million of cash used in investing activities in the prior year period. The decrease in net cash used in investing activities is primarily due to $58.9 million of cash paid (net of acquired) for the acquisitions of Entrada and EagleDream in the prior year period as well as lower additions to equipment and improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended September 30, 2018 was $6.9 million compared with $24.7 million cash provided by financing activities in the prior year period. The decrease in cash provided in financing activities relates to $5.0 million of net cash provided by our revolving credit agreement, including $26.0 million of additional borrowings and $21.0 million of principal repayments, compared to the prior year period net borrowings of $40.0 million on our line of credit, which was partially offset by $18.8 million in payment of contingent consideration related to the acquisition of HealthFusion.

Contractual Obligations

We have minimum purchase commitments of $34.7 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at September 30, 2018 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2019 (remaining six months)	2020	2021	2022	2023	2024 and beyond
Operating lease obligations	$57,451	$4,656	$9,508	$9,672	$9,391	$9,079	$15,145
Remaining lease obligations for vacated properties (1)	3,990	601	897	921	659	467	445
Line of credit obligations (Note 8)	42,000	—	—	—	—	42,000	—
Total	$103,441	$5,257	$10,405	$10,593	$10,050	$51,546	$15,590

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham and St. Louis, that we have vacated and are actively marketing the locations for sublease. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.5 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of September 30, 2018 was $6.0 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2018, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of September 30, 2018, we had $42.0 million in outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of September 30, 2018 would result in a corresponding change in our annual interest expense of approximately $0.4 million. Refer to Note 8, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of September 30, 2018, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The settlement does not resolve the Hussein Litigation or the Shareholder Derivative Litigation. The $19 million settlement of the Federal Securities Class Action complaint, which was partially funded by certain of our insurance carriers, was tendered to a court-supervised settlement account during the three months ended September 30, 2018.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

2.1

Agreement and Plan of Merger, dated as of September 6, 2018, of NextGen Healthcare, Inc. with and into Quality Systems, Inc. (incorporated by reference from Exhibit 2.1 of the registrant’s Current Report on Form 8-K filed September 10, 2018).

3.1

Certificate of Ownership filed with the Secretary of State of California on September 6, 2018 (incorporated by reference from Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed September 10, 2018).

3.2	Amended and Restated Bylaws of NextGen Healthcare, Inc. (incorporated by reference from Exhibit 3.2 of the registrant’s Current Report on Form 8-K filed September 10, 2018).

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

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

NEXTGEN HEALTHCARE, INC.
Date: October 30, 2018	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2018	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)