Form 10-Q
period 2018-12-31
NEXTGEN HEALTHCARE, INC.
filed 2019-01-24
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

The number of outstanding shares of the Registrant’s common stock as of January 18, 2019 was 64,696,913 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,054	$28,845
Restricted cash and cash equivalents	7,389	2,373
Accounts receivable, net	84,360	84,962
Contract assets	11,281	—
Inventory	129	180
Income taxes receivable	6,061	8,122
Prepaid expenses and other current assets	18,505	17,180
Total current assets	157,779	141,662
Equipment and improvements, net	23,169	26,795
Capitalized software costs, net	33,468	26,318
Deferred income taxes, net	6,417	9,219
Contract assets, net of current	3,608	—
Intangibles, net	57,911	74,091
Goodwill	218,771	218,875
Other assets	29,620	18,795
Total assets	$530,743	$515,755
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,611	$4,213
Contract liabilities	50,449	54,079
Accrued compensation and related benefits	24,179	27,910
Income taxes payable	47	73
Other current liabilities	41,610	48,317
Total current liabilities	119,896	134,592
Contract liabilities, net of current	—	1,173
Deferred compensation	5,564	6,086
Line of credit	27,000	37,000
Other noncurrent liabilities	12,913	13,494
Total liabilities	165,373	192,345
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 64,704 and 63,995 shares at December 31, 2018 and March 31, 2018, respectively	647	640
Additional paid-in capital	258,311	244,462
Accumulated other comprehensive loss	(1,281)	(400)
Retained earnings (1)	107,693	78,708
Total shareholders' equity	365,370	323,410
Total liabilities and shareholders' equity	$530,743	$515,755

(1)	Includes cumulative effect adjustment related to the adoption of ASC 606, as defined in Note 1. See Note 1 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Recurring	$117,446	$118,997	$353,770	$357,616
Software, hardware, and other non-recurring	13,421	12,718	40,618	37,628
Total revenues	130,867	131,715	394,388	395,244
Cost of revenue:
Recurring	47,997	49,347	143,322	145,504
Software, hardware, and other non-recurring	6,576	6,323	20,752	18,310
Amortization of capitalized software costs and acquired intangible assets	7,098	5,964	20,566	15,744
Total cost of revenue	61,671	61,634	184,640	179,558
Gross profit	69,196	70,081	209,748	215,686
Operating expenses:
Selling, general and administrative	41,304	43,563	120,169	127,517
Research and development costs, net	20,682	20,645	61,181	60,161
Amortization of acquired intangible assets	1,027	1,956	3,316	6,015
Restructuring costs	—	130	—	130
Total operating expenses	63,013	66,294	184,666	193,823
Income from operations	6,183	3,787	25,082	21,863
Interest income	44	15	113	36
Interest expense	(720)	(733)	(2,219)	(2,250)
Other income (expense), net	(227)	(41)	384	(48)
Income before provision for income taxes	5,280	3,028	23,360	19,601
Provision for income taxes	456	1,487	2,794	6,134
Net income	$4,824	$1,541	$20,566	$13,467
Other comprehensive income:
Foreign currency translation, net of tax	411	222	(882)	123
Comprehensive income	$5,235	$1,763	$19,684	$13,590
Net income per share:
Basic	$0.07	$0.02	$0.32	$0.21
Diluted	$0.07	$0.02	$0.32	$0.21
Weighted-average shares outstanding:
Basic	64,637	63,706	64,308	63,287
Diluted	64,776	63,708	64,499	63,296

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$20,566	$13,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,721	8,017
Amortization of capitalized software costs	7,703	4,409
Amortization of other intangibles	16,180	17,350
Amortization of debt issuance costs	532	807
Provision for bad debts	2,740	5,084
Provision for inventory obsolescence	8	55
Share-based compensation	11,949	8,585
Deferred income taxes	22	3,110
Excess tax deficiency (benefit) from share-based compensation	(313)	328
Loss on disposal of equipment and improvements	194	150
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	242	960
Contract assets	1,288	—
Inventory	43	(51)
Accounts payable	(783)	(2,442)
Contract liabilities	(7,804)	(709)
Accrued compensation and related benefits	(4,476)	(3,315)
Income taxes	2,595	(1,956)
Deferred compensation	(522)	(156)
Other assets and liabilities	(24,606)	1,559
Net cash provided by operating activities	33,279	55,252
Cash flows from investing activities:
Additions to capitalized software costs	(14,853)	(13,647)
Additions to equipment and improvements	(4,108)	(7,606)
Payments for acquisitions, net of cash acquired	—	(58,892)
Net cash used in investing activities	(18,961)	(80,145)
Cash flows from financing activities:
Proceeds from line of credit	26,000	50,000
Repayments on line of credit	(36,000)	(26,000)
Proceeds from issuance of shares under employee plans	4,505	4,640
Payment of contingent consideration related to acquisitions	—	(18,817)
Payments for taxes related to net share settlement of equity awards	(2,598)	(767)
Net cash provided by (used in) financing activities	(8,093)	9,056
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,225	(15,837)
Cash, cash equivalents, and restricted cash at beginning of period	31,218	42,589
Cash, cash equivalents, and restricted cash at end of period	$37,443	$26,752

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$966	$5,786
Cash refunds from income taxes	442	1,084
Cash paid for interest	1,385	1,388
Non-cash investing and financing activities:
Unpaid additions to equipment and improvements	$181	$138

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of December 31, 2018 and for the three and nine months ended December 31, 2018 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the consolidated statements of comprehensive income for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Costs and expenses:
Cost of revenue	$358	$259	$939	$686
Research and development costs	860	557	2,196	1,431
Selling, general and administrative	3,480	2,637	8,814	6,468
Total share-based compensation	4,698	3,453	11,949	8,585
Income tax benefit	(1,180)	(1,080)	(2,949)	(2,940)
Decrease in net income	$3,518	$2,373	$9,000	$5,645

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

In May 2017, FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies the changes to terms or conditions of a share-based payment award that require an entity to apply modification accounting. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early application is permitted and prospective application is required. ASU 2017-09 was effective for us in the first quarter of fiscal 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted in two scenarios as identified in the new standard. ASU 2017-01 was effective for us in the first quarter of fiscal 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 was effective for us in the first quarter of fiscal 2019. The adoption of this new standard resulted in an increase to net cash provided by operating activities of $5,016 and a decrease to net cash provided by operating activities of $1,523 for the nine months ended December 31, 2018 and 2017, respectively.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add and clarify guidance on the classification of certain cash receipts and cash payments in the statement of cash flows to eliminate diversity in practice related to how such cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 was effective for us in the first quarter of fiscal 2019. The adoption of this new standard did not have a material impact on our consolidated financial statements.

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

We expect to implement the new lease guidance, including all related updates, when it becomes effective for us on April 1, 2019 using the cumulative-effect adjustment transition method, which is the additional transition method described within ASU 2018-11, Leases (Topic 842): Targeted Improvements, issued by the FASB in July 2018. We are currently in the process of finalizing our impact assessment and implementing changes to our policies, processes, and internal controls over financial reporting to meet the requirements under the new guidance related to identifying and measuring right-of-use assets and lease liabilities, including related disclosures. In addition to evaluating each of our existing facility lease arrangements, we are also in the process of reviewing other contractual arrangements to determine if any other leases exist within the scope of the new lease guidance or whether our arrangements contain any embedded leases. We expect that the most significant impact will be the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet and an additional level of disclosures related to our leases. While we continue to assess the impact of the new lease guidance on our consolidated financial statements, we currently do not expect the adoption of the new lease guidance to have a significant impact on our consolidated statements of comprehensive income.

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

We adopted ASC 606 and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after April 1, 2018 are presented under ASC 606, while prior period comparative information has not been adjusted and continues to be reported under the accounting standards in effect for those prior periods. We have also implemented changes to our processes, policies, and internal controls over financial reporting to address the impacts of the new revenue recognition standard on our consolidated financial statements and related disclosures.

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

We recorded a net increase to retained earnings of $8,419 as of April 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to (i) revenue cycle management (“RCM”) and related services revenue whereby revenue recognition may be accelerated under ASC 606 for software, subscriptions, support and maintenance, and professional services included with RCM arrangements as the timing of revenue recognition is based upon the transfer of value of the promised goods or services to our clients, which may occur prior to the time that client collections occur, (ii) the amortization of capitalized direct sales commissions costs over a longer period of time under ASC 606, and (iii) the income tax impact of the cumulative transition adjustment. Further, we recorded reclassifications to present certain unbilled amounts as contract assets and sales returns reserves and certain customer liabilities as other current liabilities, which were both previously recorded within accounts receivables on our consolidated balance sheets.

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

The impact of the adoption of ASC 606 on our consolidated balance sheet and consolidated statements of net income and comprehensive income as of December 31, 2018 and for the three and nine months ended December 31, 2018, assuming that the previous revenue recognition guidance in ASC 605 had been in effect, is summarized as follows:

	December 31, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
ASSETS
Accounts receivable, net	$84,360	$1,298	$85,658
Contract assets	11,281	(11,281)	—
Income taxes receivable	6,061	1,550	7,611
Prepaid expenses and other current assets	18,505	(2,935)	15,570
Deferred income taxes, net	6,417	2,884	9,301
Contract assets, net of current	3,608	(3,608)	—
Other assets	29,620	(6,808)	22,812

LIABILITIES
Contract liabilities	50,449	235	50,684
Accrued compensation and related benefits	24,179	300	24,479
Other current liabilities	41,610	(7,777)	33,833
Contract liabilities, net of current	—	910	910

SHAREHOLDERS' EQUITY
Retained earnings	107,693	(12,568)	95,125

	Three Months Ended December 31, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$117,446	$(557)	$116,889
Software, hardware, and other non-recurring	13,421	33	13,454
Total revenue	130,867	(524)	130,343
Total cost of revenue	61,671	36	61,707
Gross profit	69,196	(560)	68,636
Operating expenses:
Selling, general and administrative	41,304	1,050	42,354
Research and development costs, net	20,682	—	20,682
Amortization of acquired intangibles	1,027	—	1,027
Total operating expenses	63,013	1,050	64,063
Income from operations	6,183	(1,610)	4,573
Interest and other income, net	(903)	—	(903)
Income before provision for income taxes	5,280	(1,610)	3,670
Provision for income taxes	456	(553)	(97)
Net income	$4,824	$(1,057)	$3,767

	Nine Months Ended December 31, 2018
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$353,770	$(663)	$353,107
Software, hardware, and other non-recurring	40,618	(704)	39,914
Total revenue	394,388	(1,367)	393,021
Total cost of revenue	184,640	130	184,770
Gross profit	209,748	(1,497)	208,251
Operating expenses:
Selling, general and administrative	120,169	4,202	124,371
Research and development costs, net	61,181	—	61,181
Amortization of acquired intangibles	3,316	—	3,316
Total operating expenses	184,666	4,202	188,868
Income from operations	25,082	(5,699)	19,383
Interest and other income, net	(1,722)	—	(1,722)
Income before provision for income taxes	23,360	(5,699)	17,661
Provision for income taxes	2,794	(1,550)	1,244
Net income	$20,566	$(4,149)	$16,417

As of December 31, 2018, the reported balances include the cumulative effect adjustments of adopting ASC 606.

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

The total transaction price is allocated to each performance obligation within an arrangement based on estimated standalone selling prices. We generally determine standalone selling prices based on the prices charged to customers, except for certain software licenses that are based on the residual approach because their standalone selling prices are highly variable and certain maintenance customers that are based on substantive renewal rates. In instances where standalone selling price is not observable, such as software licenses included in our RCM arrangements, we estimate standalone selling price utilizing an expected cost plus a margin approach. When standalone selling prices are not observable, significant judgment is required in estimating the standalone selling price for each performance obligation.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Recurring revenues:
Subscription services	$30,035	$26,596	$87,618	$78,959
Support and maintenance	39,714	40,362	120,556	123,171
Managed services	24,251	28,903	74,048	86,040
Electronic data interchange and data services	23,446	23,136	71,548	69,446
Total recurring revenues	117,446	118,997	353,770	357,616

Software, hardware, and other non-recurring revenues:
Software license and hardware	9,217	7,759	26,013	24,032
Other non-recurring services	4,204	4,959	14,605	13,596
Total software, hardware and other non-recurring revenues	13,421	12,718	40,618	37,628

Total revenues	$130,867	$131,715	$394,388	$395,244

Recurring revenues consists of subscription services, support and maintenance, managed services, and EDI and data services. Software, hardware, and other non-recurring consists of revenue from sales of software license and hardware and certain non-recurring services, such as implementation, training, and consulting performed for clients who use our products.

Generally, we recognize revenue under ASC 606 for our most significant performance obligations as follows:

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2018, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $456,000, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 46% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual licenses, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our consolidated balance sheets since the revenue recognition associated to the related customer payments and invoicing is expected to occur within the next 12 months.

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

Capitalized commissions costs were $15,753 as of December 31, 2018, of which $3,770 is current and included as prepaid expenses and other current assets and $11,983 is long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. During the three months and nine months ended December 31, 2018, we recognized $1,414 and $4,278, respectively, of commissions expense primarily related to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statement of comprehensive income.

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2018 and March 31, 2018:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$30,054	$30,054	$—	$—
Restricted cash and cash equivalents	7,389	7,389	—	—
	$37,443	$37,443	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$28,845	$28,845	$—	$—
Restricted cash and cash equivalents	2,373	2,373	—	—
	$31,218	$31,218	$—	$—

(1)	Cash equivalents consist primarily of money market funds.

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

4. Business Combinations

On January 31, 2018, we completed the acquisition of Inforth Technologies, LLC ("Inforth") pursuant to the Membership Interest Purchase Agreement, dated January 31, 2018. Headquartered in Traverse City, MI, Inforth was one of our premier clinical content and technical services partners specializing in comprehensive solutions for physician practices. The purchase price of Inforth totaled $4,337 and was funded by cash flows from operations. The purchase price allocation of the Inforth acquisition is considered final.

On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger (the “Merger Agreement"), dated July 31, 2017. Headquartered in Rochester, NY, EagleDream is a cloud-based analytics company that drives meaningful insight across clinical, financial and administrative data to optimize practice performance. The purchase price totaled $25,609, which included certain working capital and other customary adjustments. The acquisition was partially funded by a draw against our revolving credit agreement (see Note 8). The purchase price allocation of the EagleDream acquisition is considered final.

On April 14, 2017, we completed our acquisition of Entrada, Inc. ("Entrada") pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017 (the "Agreement"). Based in Nashville, TN, Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. The acquisition of Entrada and its cloud-based, mobile application is part of our commitment to deliver systematic solutions that meet its clients' transforming work requirements to become increasingly nimble and mobile. The purchase price totaled $33,958, which included working capital and other customary adjustments. The acquisition was primarily funded by a draw against our revolving credit agreement (see Note 8). The purchase price allocation of the Entrada acquisition is considered final.

We accounted for the acquisitions noted above as purchase business combinations using the acquisition method of accounting. The purchase price allocated to the tangible and intangible assets acquired and liabilities assumed is based on their estimated fair values as of the acquisition date.

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

The final purchase price for the acquisitions of Inforth, EagleDream and Entrada are summarized as follows:

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

5. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of December 31, 2018 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of December 31, 2018 was $218,771, which reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 4). The carrying amount of goodwill as of March 31, 2018 was $218,875.

6. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows, and reflects the acquisitions of Entrada, EagleDream and Inforth (see Note 4):

	December 31, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(38,847)	(52,002)	(90,849)
Net intangible assets	$15,603	$42,308	$57,911

	March 31, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(35,531)	(39,138)	(74,669)
Net intangible assets	$18,919	$55,172	$74,091

Amortization expense related to customer relationships and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $1,028 and $1,956 for the three months ended December 31, 2018 and 2017, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,288 and $4,127 for the three months ended December 31, 2018 and 2017, respectively.

Amortization expense related to customer relationships and contracts recorded as operating expenses in the consolidated statements of comprehensive income was $3,317 and $6,015 for the nine months ended December 31, 2018 and 2017, respectively. Amortization expense related to software technology recorded as cost of revenue was $12,863 and $11,335 for the nine months ended December 31, 2018 and 2017, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2018:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2019 (remaining three months)	$1,028	$4,288	$5,316
2020	3,460	17,151	20,611
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,761	3,627
2024 and beyond	4,173	360	4,533
Total	$15,603	$42,308	$57,911

7. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2018	March 31, 2018
Gross carrying amount	$51,760	$50,361
Accumulated amortization	(18,292)	(24,043)
Net capitalized software costs	$33,468	$26,318

During the nine months ended December 31, 2018, we retired $13,453 of fully amortized capitalized software costs that are no longer being utilized by our client base.

Amortization expense related to capitalized software costs was $2,811 and $1,838 for the three months ended December 31, 2018 and 2017, respectively, and is recorded as cost of revenue in the consolidated statements of comprehensive income.

Amortization expense related to capitalized software costs was $7,703 and $4,409 for the nine months ended December 31, 2018 and 2017, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2018. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2019 (remaining three months)	$4,900
2020	15,400
2021	8,800
2022	4,368
Total	$33,468

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of December 31, 2018.

As of December 31, 2018, we had $27,000 in outstanding loans and $273,000 of unused credit under the Credit Agreement. As of March 31, 2018, we had $37,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $516 and $463 for the three months ended December 31, 2018 and 2017, respectively. Amortization of deferred debt issuance costs was $177 and $269 for the three months ended December 31, 2018 and 2017, respectively.

Interest expense related to the Credit Agreement was $1,657 and $1,390 for the nine months ended December 31, 2018 and 2017, respectively. Amortization of deferred debt issuance costs was $532 and $807 for the nine months ended December 31, 2018 and 2017, respectively.

9. Composition of Certain Financial Statement Captions

Subsequent to the adoption of ASC 606 as of April 1, 2018, accounts receivable includes billed amounts where the right to receive payment is unconditional and only subject to the passage of time, and sales return reserves are now classified as other current liabilities on our consolidated balance sheets. As of March 31, 2018, accounts receivable may include amounts invoiced for undelivered products and services at each period end. Undelivered products and services are included as a component of the contract liabilities balance on the accompanying consolidated balance sheets.

	December 31, 2018	March 31, 2018
Accounts receivable, gross	$88,934	$94,358
Sales return reserve	—	(5,520)
Allowance for doubtful accounts	(4,574)	(3,876)
Accounts receivable, net	$84,360	$84,962

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2018	March 31, 2018
Prepaid expenses	$13,603	$13,865
Capitalized commissions costs	3,770	2,828
Other current assets	1,132	487
Prepaid expenses and other current assets	$18,505	$17,180

Equipment and improvements are summarized as follows:

	December 31, 2018	March 31, 2018
Computer equipment	$28,205	$27,347
Internal-use software	17,136	15,804
Furniture and fixtures	10,966	11,432
Leasehold improvements	15,725	16,016
Equipment and improvements, gross	72,032	70,599
Accumulated depreciation and amortization	(48,863)	(43,804)
Equipment and improvements, net	$23,169	$26,795

Other assets are summarized as follows:

	December 31, 2018	March 31, 2018
Capitalized commission costs	$11,983	$1,394
Deposits	5,594	4,666
Debt issuance costs	3,011	3,544
Other noncurrent assets	9,032	9,191
Other assets	$29,620	$18,795

Accrued compensation and related benefits are summarized as follows:

	December 31, 2018	March 31, 2018
Payroll, bonus and commission	$15,203	$18,120
Vacation	8,976	9,790
Accrued compensation and related benefits	$24,179	$27,910

Other current and noncurrent liabilities are summarized as follows:

	December 31, 2018	March 31, 2018
Sales returns reserves and other customer liabilities (1)	$7,777	$—
Care services liabilities	7,389	2,373
Customer credit balances and deposits	3,879	4,287
Accrued hosting costs	3,775	1,600
Accrued employee benefits and withholdings	2,777	1,636
Accrued self insurance expense	2,416	2,145
Accrued consulting and outside services	2,278	4,428
Accrued EDI expense	1,982	2,310
Accrued outsourcing costs	1,759	2,898
Deferred rent	1,389	1,594
Accrued royalties	917	1,400
Sales tax payable	539	499
Remaining lease obligations	524	672
Accrued legal expense	293	1,793
Accrued securities litigation settlement	—	19,000
Other accrued expenses	3,916	1,682
Other current liabilities	$41,610	$48,317

Deferred rent	$9,427	$9,902
Uncertain tax positions	2,690	2,419
Remaining lease obligations	607	962
Other liabilities	189	211
Other noncurrent liabilities	$12,913	$13,494

(1)

Subsequent to the adoption of ASC 606 as of April 1, 2018, sales return reserves and certain customer liabilities, which were previously recorded within accounts receivable, are now classified as other current liabilities on our consolidated balance sheets.

10. Income Taxes

The provision for income taxes in the three months ended December 31, 2018 and 2017 was $456 and $1,487, respectively. The effective tax rates were 8.6% and 49.1% for the three months ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate for the three months ended December 31, 2018 compared to the prior year periods was primarily due to the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, enacted by new tax reform legislation, as described further below. The decrease in the effective tax rate was also due to an increased benefit from research and development credits and increased net benefits from discrete items and SAB 118 tax reform adjustments, partially offset by the elimination of the domestic manufacturer deduction, effective April 1, 2018.

The provision for income taxes in the nine months ended December 31, 2018 and 2017 was $2,794 and $6,134, respectively. The effective tax rates were 12.0% and 31.3% for the nine months ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate for the nine months ended December 31, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, and other changes enacted by new tax reform legislation, including an increased net benefit from discrete items and SAB 118 tax reform adjustments, partially offset by the elimination of the domestic manufacturer deduction, effective April 1, 2018.

The deferred tax assets and liabilities are presented net in the accompanying consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had liabilities of $2,690 and $2,419 for unrecognized tax benefits related to various federal, state and local income tax matters as of December 31, 2018 and March 31, 2018, respectively. If recognized, this amount would reduce our effective tax rate.

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

•	Establishes a flat corporate income tax rate of 21% on United States earnings
•	Imposes a one-time tax on unremitted cumulative non- United States earnings of foreign subsidiaries (“Transition Tax”)
•

Imposes a new minimum tax on certain non- United States earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional United States taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI Tax”)

•

Subjects certain payments made by a United States company to a related foreign company to certain minimum taxes and related US deduction of foreign activities (Base Erosion Anti-Abuse Tax, or “BEAT” and Foreign Derived Intangible Income Deduction or “FDII”)

•

Eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for United States companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings related to such sales

•	Allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed
•	Reduces deductions with respect to certain compensation paid to specified executive officers

We are subject to the provisions of FASB Accounting Standards Codification 740-10, Income Taxes (“ASC 740”), which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Tax Reform reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, and thus we have revised our estimated annual effective tax rate to reflect the change in the federal statutory rate of 21%. During the three months ended December 31, 2018, we filed our tax returns for the period ended March 31, 2018 and have completed our review of the primary impact of the Tax Reform provisions on our deferred taxes. We consider the accounting for the effects of the rate change on our deferred tax balances to be complete and a reduction of $231 in tax measurement period changes was recorded in the current period.

The Tax Reform also required a one-time Transition Tax based on total post-1986 foreign cumulative earnings and profits previously deferred from United States federal taxation, which was reasonably estimated and recorded as a one-time income tax expense of $1,381 at March 31, 2018. During the three months ended December 31, 2018, we completed our accounting analysis of the cumulative foreign earnings and transitional tax liability under the Tax Reform. The three months ended December 31, 2018 included a net reduction of $793 to the provisional transition tax amounts previously reported under SAB 118. The net reduction of Transition Tax was due primarily to the utilization of additional foreign tax credits. We filed our corporate tax returns during the quarter and utilized available net operating losses to fully offset the Transition Tax.

Due to the complexities involved in accounting for the enactment of the Tax Reform, SAB 118 allowed us to record provisional amounts in earnings for the year ended March 31, 2018 and nine months ended December 31, 2018. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Reform. SAB 118 allowed a measurement period of up to one year from the enactment date to identify Tax Reform impacts. During the three months ended December 31, 2018, we completed our analysis of the Tax Reform on our consolidated financial statements and recorded a net tax benefit in the December 31, 2018 tax provision. Additionally, our United States tax returns for the period ended March 31, 2018 were filed in December 2018 and any changes to the tax positions for temporary differences compared to the estimates used resulted in an adjustment of the estimated tax expense recorded as of March 31, 2018. As a result, our accounting for the final income tax effects of the Tax Reform has been finalized and the measurement period under SAB 118 ended during the three months ended December 31, 2018.  Despite the completion of our accounting for the Tax Reform under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels.  We will continue to monitor and assess the impact of any new developments.

The Tax Reform also includes a GILTI Tax, requiring inclusion of certain non-United States earnings effective April 1, 2018.  The GILTI inclusion has been estimated and included in the effective tax rate used for the tax provision recorded at December 31, 2018. There are substantial uncertainties in the interpretations of GILTI and other related new tax reform, BEAT and FDII, we will continue to evaluate the impact of the GILTI provisions under the Tax Reform which are complex and subject to continuing regulatory interpretation by the United States Internal Revenue Service. We are required to make an accounting policy election of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. We made an accounting policy election to account for GILTI as a component of tax expense in the period in which we are subject and therefore will not provide any deferred tax impacts of GILTI in our consolidated financial statements. We have concluded on the policy of tax law ordering for reflecting the realization of the net operating losses related to GILTI as a permanent adjustment. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  We presently do not expect to be subject to the minimum tax imposed by the BEAT provisions.

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

11. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Earnings per share — Basic:
Net income	$4,824	$1,541	$20,566	$13,467
Weighted-average shares outstanding — Basic	64,637	63,706	64,308	63,287
Net income per common share — Basic	$0.07	$0.02	$0.32	$0.21

Earnings per share — Diluted:
Net income	$4,824	$1,541	$20,566	$13,467
Weighted-average shares outstanding	64,637	63,706	64,308	63,287
Effect of potentially dilutive securities	139	2	191	9
Weighted-average shares outstanding — Diluted	64,776	63,708	64,499	63,296
Net income per common share — Diluted	$0.07	$0.02	$0.32	$0.21

The computation of diluted net income per share does not include 2,532 and 3,228 options to acquire shares of common stock for the three months ended December 31, 2018 and December 31, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 1,913 and 2,785 options to acquire shares of common stock for the nine months ended December 31, 2018 and December 31, 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

12. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2018, there were 360,820 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of December 31, 2018, there were 3,210,955 outstanding options, 1,871,428 outstanding shares of restricted stock awards, 55,415 outstanding shares of performance stock awards, and 6,590,965 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the nine months ended December 31, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, April 1, 2018	3,670,170	$15.51	6.2	$766
Granted	326,130	$16.40	7.0	$2
Exercised	(199,095)	$16.05	4.3	$924
Forfeited/Canceled	(223,030)	$20.97	4.4
Expired	(2,400)	$28.15
Outstanding, December 31, 2018	3,571,775	$15.32	5.8	$3,295
Vested and expected to vest, December 31, 2018	3,206,949	$15.38	5.7	$2,972
Exercisable, December 31, 2018	1,377,170	$16.22	5.0	$1,349

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Expected term	6.1 years	5.6 - 6.1 years	6.1 - 6.3 years	5.6 - 6.1 years
Expected volatility	34.6%	37.0% - 37.5%	34.6% - 36.8%	37.0% - 37.7%
Expected dividends	-%	-%	-%	-%
Risk-free rate	3.1%	2.1% - 2.2%	2.8% - 3.1%	1.9% - 2.2%

The weighted-average grant date fair value of stock options granted during the nine months ended December 31, 2018 and 2017 was $7.18 and $5.59 per share, respectively.

During the nine months ended December 31, 2018, a total of 326,130 options to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

Option Grant Date	Number of Shares	Exercise Price	Vesting Terms (1)	Expiration
May 30, 2018	241,130	$16.83	Four Years	June 1, 2026
August 3, 2018	60,000	$21.27	Four Years	August 3, 2026
November 2, 2018	25,000	$15.09	Four Years	November 2, 2026
Fiscal year 2019 grants	326,130

(1)	Options vest in equal annual installments on each grant anniversary date commencing one year following the date of grant.

Non-vested stock option award activity during the nine months ended December 31, 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2018	2,657,005	$5.18
Granted	326,130	7.18
Vested	(650,150)	5.13
Forfeited/Canceled	(138,380)	5.61
Outstanding, December 31, 2018	2,194,605	$5.46

As of December 31, 2018, $9,928 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.5 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2018 and 2017 was $3,335 and $2,154, respectively.

Restricted stock awards activity during the nine months ended December 31, 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, April 1, 2018	1,820,910	$14.52
Granted	859,345	18.15
Vested	(516,505)	14.85
Canceled	(292,322)	14.66
Outstanding, December 31, 2018	1,871,428	$16.07

Share-based compensation expense related to restricted stock awards was $3,168 and $2,333 for the three months ended December 31, 2018 and 2017, respectively. Share-based compensation expense related to restricted stock awards was $7,921 and $6,079 for the nine months ended December 31, 2018 and 2017, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of December 31, 2018, $23,305 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 55,415 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $74 and $215 for the three and nine months ended December 31, 2018, respectively.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. Share-based compensation expense related to the performance stock unit awards was $230 for the three months ended December 31, 2018.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of December 31, 2018, we have issued 436,015 shares under the Purchase Plan and 3,563,985 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $123 and $88 for the three months ended December 31, 2018 and 2017, respectively. Share-based compensation expense recorded for the employee share purchase plan was $355 and $265 for the nine months ended December 31, 2018 and 2017, respectively.

13. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at December 31, 2018.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals was completed in fall 2018 and hearings on the cross-appeals will be held in spring 2019. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

On May 10, 2018, the parties reached an agreement-in-principle to resolve the action for $19,000, and on May 11, 2018, the parties requested that the Supreme Court stay any decision regarding whether to hear the Company’s petition for a writ of certiorari, pending the parties’ ongoing settlement negotiations.  On July 16, 2018, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval.  On July 30, 2018, the Court granted preliminary approval of the settlement and granted final approval on November 19, 2018. The matter is now concluded. Under the terms of this agreement, the settlement was partially funded by certain of the Company’s insurance carriers, and defendants continued to deny any liability or wrongdoing.

The settlement does not resolve the Hussein Litigation or the Shareholder Derivative Litigation.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and Defendants filed a motion to dismiss on February 2, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. The time within which Foss could appeal the dismissal has expired so this matter is now concluded. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

We believe healthcare is more heavily influenced by regulatory and national health projects than by the cycles of our economy. The healthcare industry has been significantly impacted by the Obama Administration's broad healthcare reform efforts, including the Health Information Technology for Economic and Clinical Health portion of the American Recovery and Reinvestment Act of 2009 ("HITECH Act") and the Patient Protection and Affordable Care Act ("ACA") that provided significant incentives to healthcare organizations for "Meaningful Use" adoption and interoperable electronic health record solutions.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of comprehensive income for the three and nine months ended December 31, 2018 and 2017 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Recurring	89.7%	90.3%	89.7%	90.5%
Software, hardware, and other non-recurring	10.3	9.7	10.3	9.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	36.7	37.5	36.3	36.8
Software, hardware, and other non-recurring	5.0	4.8	5.3	4.6
Amortization of capitalized software costs and acquired intangible assets	5.4	4.5	5.2	4.0
Total cost of revenue	47.1	46.8	46.8	45.4
Gross profit	52.9	53.2	53.2	54.6
Operating expenses:
Selling, general and administrative	31.6	33.1	30.5	32.3
Research and development costs, net	15.8	15.7	15.5	15.2
Amortization of acquired intangible assets	0.8	1.5	0.8	1.5
Restructuring costs	0.0	0.1	0.0	0.0
Total operating expenses	48.2	50.3	46.8	49.0
Income from operations	4.7	2.9	6.4	5.5
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.6)	(0.6)	(0.6)	(0.6)
Other income (expense), net	(0.2)	0.0	0.1	0.0
Income before provision for income taxes	4.0	2.3	5.9	5.0
Provision for income taxes	0.3	1.1	0.7	1.6
Net income	3.7%	1.2%	5.2%	3.4%

Revenues

The following table presents our disaggregated revenues for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Recurring revenues:
Subscription services	$30,035	$26,596	$87,618	$78,959
Support and maintenance	39,714	40,362	120,556	123,171
Managed services	24,251	28,903	74,048	86,040
Electronic data interchange and data services	23,446	23,136	71,548	69,446
Total recurring revenues	117,446	118,997	353,770	357,616

Software, hardware, and other non-recurring revenues:
Software license and hardware	9,217	7,759	26,013	24,032
Other non-recurring services	4,204	4,959	14,605	13,596
Total software, hardware and other non-recurring revenues	13,421	12,718	40,618	37,628

Total revenues	$130,867	$131,715	$394,388	$395,244

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

Consolidated revenue for the three months ended December 31, 2018 decreased $0.8 million compared to the prior year due to a $1.5 million decrease in recurring revenues and a $0.7 million increase in software, hardware, and other non-recurring revenues. Consolidated revenue for the nine months ended December 31, 2018 also decreased $0.8 million compared to the prior year due to a $3.8 million decrease in recurring revenues, offset by a $3.0 million increase in software, hardware, and other non-recurring revenues. The decrease in recurring revenues for both the three and nine months ended December 31, 2018 was due to lower managed services revenue and lower support and maintenance revenue, partially offset by higher subscriptions and higher EDI services revenue. The decrease in managed services and corresponding increase in subscription services is primarily associated with the adoption of ASC 606, whereby a portion of service fees associated with revenue cycle management (“RCM”) arrangements are now classified as subscription services revenue. Subscription services also benefited from higher sales of our NextGen Office cloud-based subscriptions and NextGen Mobile subscriptions and incremental sales of NextGen Population Health cloud-based solutions acquired from EagleDream in August 2017. Support and maintenance revenue decreased primarily due to higher client attrition. EDI revenue increased due to higher EDI services sold with our NextGen Office cloud-based solutions and growth in EDI transaction volume due to the addition of new clients and further penetration of our existing client base. For the three months ended December 31, 2018, software, hardware, and other non-recurring revenue increased primarily due to higher software sales. For the nine months ended December 31, 2018, software, hardware, and other non-recurring revenue increased primarily due to higher software sales, which is based on the demand of our clients. A portion of our RCM service fees are now also allocated as software license and support and maintenance revenue subsequent to the adoption of ASC 606.

Recurring revenue represented 90% and 90% of total revenue for the three months ended December 31, 2018 and 2017, respectively. For the nine months ended December 31, 2018 and 2017, recurring revenue represented 90% and 91%, respectively, of total revenue.

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

Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Total cost of revenue	$61,671	$61,634	$184,640	$179,558
Gross profit	69,196	70,081	209,748	215,686
Gross margin %	52.9%	53.2%	53.2%	54.6%

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

Share-based compensation expense included in cost of revenue was $0.4 million and $0.3 million for the three months ended December 31, 2018 and 2017, and is included in the amounts in the table above. Share-based compensation expense included in cost of revenue was $0.9 and $0.7 million for the nine months ended December 31, 2018 and 2017, and is included in the amounts in the table above.

Gross profit for the three months ended December 31, 2018 decreased $0.9 million compared to the prior year period primarily due to the $0.8 million decrease in revenues as discussed above. Gross profit for the nine months ended December 31, 2018 decreased $5.9 million compared to the prior year period due to a $5.1 million increase in cost of revenue and a $0.8 million decrease in revenues. The increase in cost of revenue for the nine months ended December 31, 2018 compared to the prior year period was primarily driven by $4.8 million higher amortization of previously capitalized software development costs and higher amortization of the software technology intangible assets associated with the acquisitions of EagleDream Health in August 2017 and Inforth Technologies in January 2018. Gross margin remained flat at 53% for the three months ended December 31, 2018, compared to the three months ended December 31, 2017.  Gross margin decreased to 53% for the nine months ended December 31, 2018 compared to 55% for the nine months ended December 31, 2017 due to the higher amortization costs noted above.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Selling, general and administrative	$41,304	$43,563	$120,169	$127,517
Selling, general and administrative, as a percentage of revenue	31.6%	33.1%	30.5%	32.3%

Selling, general and administrative expense consists of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal, consulting, and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.

Share-based compensation expense included in selling, general and administrative expenses was $3.5 million and $2.6 million for the three months ended December 31, 2018 and 2017, respectively, and is included in the amounts in the table above. Share-based compensation expense included in selling, general and administrative expenses was $8.8 million and $6.5 million for the nine months ended December 31, 2018 and 2017, respectively, and is included in the amounts in the table above. The increase in share-based compensation for the three and nine months ended December 31, 2018 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 12, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $2.3 million and $7.3 million for the three and nine months ended December 31, 2018, respectively, compared to the prior year periods due to lower commissions and related benefits expense as a result of the adoption of ASC 606 (refer to Note 2, “Revenue from Contracts with Customers” for additional information), lower legal fees related to our securities litigation, and higher consulting costs that were incurred in the prior year associated with our adoption of ASC 606. Selling, general and administrative expenses decreased in the nine months ended December 31, 2018 due to a $5.7 million net benefit recorded in the prior quarter from insurance recoveries related to the settlement of the Federal Securities Class Action complaint (refer to Note 14, " Commitments, Guarantees and Contingencies" of our notes to consolidated financial statements included elsewhere in this Report for additional information), lower bad debt expense as we continue to resolve aged accounts receivable balances, and higher consulting costs incurred in the prior year associated with our adoption of ASC 606.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Gross expenditures	$25,156	$24,668	$76,034	$73,808
Capitalized software costs	(4,474)	(4,023)	(14,853)	(13,647)
Research and development costs, net	$20,682	$20,645	$61,181	$60,161

Research and development costs, as a percentage of revenue	15.8%	15.7%	15.5%	15.2%
Capitalized software costs as a percentage of gross expenditures	17.8%	16.3%	19.5%	18.5%

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

Share-based compensation expense included in research and development costs was $0.9 million and $0.6 million for the three months ended December 31, 2018 and 2017, respectively, and is included in the amounts in the table above. Share-based compensation expense included in research and development costs was $2.2 million and $1.4 million for the nine months ended December 31, 2018 and 2017, respectively, and is included in the amounts in the table above.

Net research and development costs for the three months ended December 31, 2018 remained flat compared to the prior year period because the $0.5 million increase in gross expenditures was offset by $0.5 million higher capitalization of software costs.  The increase in gross expenditures was primarily due to increased hosting fees, partially offset by decreased consulting and outside services associated with the completion of several projects in the prior year period. Net research and development costs for the nine months ended December 31, 2018 increased $1.0 million compared to the prior year period, which was due to a $2.2 million increase in gross expenditures, partially offset by $1.2 million higher capitalization of software costs. The increase in gross expenditures was primarily due to increased hosting fees and higher utilization of our Bangalore development center resources, and higher stock-based compensation expense, as noted above, partially offset by decreases in consulting and outside services associated with the completion of several projects in the prior year period. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Amortization of acquired intangible assets	$1,027	$1,956	$3,316	$6,015

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships, trade names, and contracts intangible assets acquired as part of our business combinations. Refer to Note 6, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three and nine months ended December 31, 2018 decreased $0.9 million and $2.7 million, respectively compared to the prior year periods due to certain acquired intangible assets being fully amortized in the prior fiscal year and the impairment of our acquired trade names intangible assets in the fourth quarter of fiscal year 2018.

Restructuring Costs

During the three and nine months ended December 31, 2017, we recorded $0.1 million of restructuring costs related to adjustments of our estimated remaining lease obligations for vacated properties.

Interest and Other Income and Expense

The following table presents our interest expense for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Interest income	$44	$15	$113	$36
Interest expense	(720)	(733)	(2,219)	(2,250)
Other income (expense), net	(227)	(41)	384	(48)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 8, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of December 31, 2018, we had $27.0 million in outstanding balances under the revolving credit agreement, compared to an outstanding balance of $37.0 million as of March 31, 2018 and $39.0 million as of December 31, 2017. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended December 31, 2018 and 2017 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Provision for income taxes	$456	$1,487	$2,794	$6,134
Effective tax rate	8.6%	49.1%	12.0%	31.3%

The decrease in the effective tax rate for the three and nine months ended December 31, 2018 compared to the prior year periods was primarily due to reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, enacted by tax reform legislation. The decrease in the effective tax rate was also due to an increased benefit from the research and development credit and increased net benefits from discrete items and SAB 118 tax reform adjustments, partially offset by the elimination of the qualified domestic manufacturer deduction, effective April 1, 2018.

During the three months ended December 31, 2018, we completed our assessment of the impact of the new tax reform legislation, which was enacted December 22, 2017, on our consolidated financial statements and will continue to assess the impact on our future taxes. We have recorded all adjustments to the provisional impacts of the new tax reform legislation as of December 31, 2018. As a result, we consider the accounting for the effects of the impacts of tax reform to be complete and all adjustments to the provisional estimates have been finalized and recorded in the current period. Our estimated impacts of the new tax reform legislation are based on our current knowledge, interpretation, and assumptions, and the recognized impacts and found no material measurement period changes. We will continue to monitor the issuance of further guidance, and new tax reform legislation on future taxes. Refer to Note 10, "Income Taxes" of our notes to consolidated financial statements included elsewhere in this Report for more information.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$4,824	$1,541	$20,566	$13,467
Net income per share:
Basic	$0.07	$0.02	$0.32	$0.21
Diluted	$0.07	$0.02	$0.32	$0.21

As a result of the foregoing changes in revenue and expense, net income for the three months ended December 31, 2018 increased $3.3 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the nine months ended December 31, 2018 increased $7.1 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Cash and cash equivalents	$30,054	$23,359
Unused portion of revolving credit agreement (1)	273,000	211,000
Total liquidity	$303,054	$234,359

Net income	$20,566	$13,467
Net cash provided by operating activities	$33,279	$55,252

(1)	As of December 31, 2018, we had outstanding loans of $27.0 million under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of December 31, 2018, our cash and cash equivalents balance of $30.1 million reflects a $1.2 million increase compared to $28.8 million as of March 31, 2018. Our outstanding loans under our revolving credit agreement was $27.0 million as of December 31, 2018.

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

We believe that our cash and cash equivalents on hand at December 31, 2018, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the nine months ended December 31, 2018 and 2017 (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net income	$20,566	$13,467
Non-cash expenses	46,736	47,895
Cash from net income, as adjusted	$67,302	$61,362
Change in contract assets and liabilities, net	(6,516)	(709)
Change in accounts receivable	242	960
Change in other assets and liabilities	(27,749)	(6,361)
Net cash provided by operating activities	$33,279	$55,252

For the nine months ended December 31, 2018, cash provided by operating activities decreased $22.0 million compared to the prior year period primarily due to a decrease in cash from changes in other assets and liabilities and changes in net contract assets and liabilities, partially offset by higher net income in the current year period. The decrease in cash from changes in other assets and liabilities was mostly related to the payment, net of insurance recoveries, of the $19.0 million Federal Securities Class Action complaint last quarter, lower accruals for related securities litigation legal costs, and higher accruals in the prior year period for consulting costs associated with our adoption of ASC 606. Net income for the nine months ended December 31, 2018 increased $7.1 million compared to the prior year period, as described in the "Net Income" section above.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2018 was $19.0 million compared with $80.1 million of cash used in investing activities in the prior year period. The decrease in net cash used in investing activities is primarily due to $58.9 million of cash paid (net of acquired) for the acquisitions of Entrada and EagleDream in the prior year period as well as lower additions to equipment and improvements, partially offset by higher additions to capitalized software costs as we continue to invest in new product development and enhancement to our existing products.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2018 was $8.1 million compared with $9.1 million cash provided by financing activities in the prior year period. The cash used in financing activities relates to $10.0 million of net repayments on our revolving credit agreement, including $26.0 million of additional borrowings and $36.0 million of principal repayments, compared to the prior year period net borrowings of $24.0 million on our line of credit, which was partially offset by $18.8 million in payment of contingent consideration in the prior year period related to the acquisition of HealthFusion.

Contractual Obligations

We have minimum purchase commitments of $33.6 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at December 31, 2018 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2019 (remaining three months)	2020	2021	2022	2023	2024 and beyond
Operating lease obligations	$55,130	$2,335	$9,508	$9,672	$9,391	$9,079	$15,145
Remaining lease obligations for vacated properties (1)	3,611	222	897	921	659	467	445
Line of credit obligations (Note 8)	27,000	—	—	—	—	27,000	—
Total	$85,741	$2,557	$10,405	$10,593	$10,050	$36,546	$15,590

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, Costa Mesa, and a portion of Horsham and St. Louis, that we have vacated and are actively marketing the locations for sublease. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.3 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of December 31, 2018 was $5.6 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2018, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of December 31, 2018, we had $27.0 million in outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of December 31, 2018 would result in a corresponding change in our annual interest expense of approximately $0.3 million. Refer to Note 8, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of December 31, 2018, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals was completed in fall 2018 and hearings on the cross-appeals will be held in spring 2019. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

On May 10, 2018, the parties reached an agreement-in-principle to resolve the action for $19 million, and on May 11, 2018, the parties requested that the Supreme Court stay any decision regarding whether to hear the Company’s petition for a writ of certiorari, pending the parties’ ongoing settlement negotiations.  On July 16, 2018, the parties signed a definitive settlement agreement resolving this matter and submitted it to the Court for approval.  On July 30, 2018, the Court granted preliminary approval of the settlement and granted final approval on November 19, 2018. The matter is now concluded. Under the terms of this agreement, the settlement was partially funded by certain of the Company’s insurance carriers, and defendants continued to deny any liability or wrongdoing.

The settlement does not resolve the Hussein Litigation or the Shareholder Derivative Litigation.

Shareholder Derivative Litigation

On January 24, 2014, a complaint was filed against our Company and certain of our officers and current and former directors in the United States District Court for the Central District of California, captioned Timothy J. Foss, derivatively on behalf of himself and all others similarly situated, vs. Craig A. Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig and Quality Systems, Inc., No. SACV14-00110-DOC-JPPx, by Timothy J. Foss, a purported shareholder of ours. The complaint arises from the same allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action” and generally alleges breach of fiduciary duties, abuse of control and gross mismanagement by our directors, in addition to unjust enrichment and insider selling by individual directors. The complaint seeks compensatory damages, restitution and disgorgement of all profits, court costs, attorneys’ fees and implementation of enhanced corporate governance procedures. The matter was stayed pending the Ninth Circuit’s decision in the appeal described above under the caption, “Federal Securities Class Action.”  This stay now has been lifted and, Defendants filed a motion to dismiss on February 2, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. The time within which Foss could appeal the dismissal has expired so this matter is now concluded. On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the captions “Hussein Litigation” and “Federal Securities Class Action,” QSI’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.  We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

NEXTGEN HEALTHCARE, INC.
Date: January 23, 2019	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: January 23, 2019	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer)