Form 10-K
period 2019-03-31
NEXTGEN HEALTHCARE, INC.
filed 2019-05-29
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

NEXTGEN HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)
18111 Von Karman Avenue, Suite 800, Irvine, California (Address of principal executive offices)	92612 (Zip Code)

(949) 255-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NXGN	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2018: $1,070,924,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $20.08 per share)*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 23, 2019 was 64,814,090 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement related to the 2019 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2019 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

NEXTGEN HEALTHCARE, INC.

2019 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this "Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

NextGen Healthcare is a leading provider of ambulatory-focused healthcare software and services solutions. In pursuit of our mission to empower the transformation of ambulatory care, we provide innovative technology-based solutions that help our clients succeed while they are managing more complexity and assuming greater financial risk.

Our clients span the ambulatory care market from small single specialty practices to larger multi-specialty organizations. We have fully integrated our solutions so that our clients are able to provide their patients with comprehensive services utilizing a single platform. Our highly interoperable platform allows ambulatory practices to thrive especially in complex, heterogeneous healthcare communities where frictionless clinical data exchange is required to coordinate and optimize patient care.

NextGen Healthcare has historically enhanced our solutions through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. The integration of these acquired technologies have made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

The Company was incorporated in California in 1974. Previously named Quality Systems, Inc., the Company changed its corporate name to NextGen Healthcare, Inc. in September 2018. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Industry Background and Market Opportunity

Over the last decade, the ambulatory healthcare market has experienced significant regulatory change, which has driven practice transformation and technology advancements. Recognizing that it was imperative to digitize the American health system to stem the escalating cost of healthcare and improve the quality of care being delivered, Congress enacted the Health Information Technology for Economic and Clinical Health Act in 2009 (“HITECH Act”). The legislation stimulated healthcare organizations to not only adopt electronic health records, but to use them to collect discrete data that could be used to drive quality care. This standardization supported early pay for reporting and pay-for-performance programs.

In 2010, the Affordable Care Act (“ACA”) established the roadmap for shifting American healthcare from volume (fee-for-service) to a value-based care (“VBC”) system that rewards improved outcomes at lower costs (fee-for-value). This was followed by the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), bipartisan legislation that further changed the way Medicare rewards clinicians for value vs. volume. Initially focused on government-funded care, the domain of the Centers for Medicare & Medicaid Services (“CMS”), these programs are now firmly established on the commercial insurance side of the industry as well.

VBC created the need for a new category of healthcare information technology (“HIT”) tools that could be used to identify and treat groups of patients, or cohorts, based on risk.  Population Health Management (“PHM”) tools support these needs by identifying patient risk, engaging patients, coordinating care, and determining when interventions are needed to improve clinical and financial outcomes. The United States PHM market was estimated at $3.1 billion in 2018 and is expected to more than double by 2022.

Importantly, the introduction of VBC programs was only an element of the broader approach to reducing healthcare expenditure. It was also accompanied by significant reductions in Medicare spending with a projected reduction of $218 billion in payments by 2028, as reported by RevCycle Intelligence. The drive to reduce costs initially led to consolidation in the healthcare system that was followed by a significant shift of care from the inpatient to the outpatient setting as more care is being moved to this lower cost environment. Ambulatory care settings have become an essential component of comprehensive, low cost distributed care. In 2018, outpatient volumes reached over 3.5 billion encounters and are forecasted to grow 15% by 2028, as reported by Becker’s Health IT and CIO Report. The independent physicians’ practices segment is expected to generate more revenue than non-affiliated hospitals as it accepts electronic health records integrated PHM programs for better primary and follow-up care, as reported by Frost & Sullivan. The need to sustain revenue has made it extremely important for practices to secure their patient market share, elevating patient loyalty to be a significant determinant of provider success. Capturing patient market share and thriving in a market driven by VBC requires both an integrated platform and a full view of the patient population’s clinical and cost data neither of which could be accomplished without new technologies to collect and analyze multi-sourced patient data. Effectively implemented, these new technologies allow organizations to enhance financial viability while exercising the freedom to join, affiliate, integrate or interoperate in ways that maximize strategic control.

In order to maintain financial success with shifting reimbursement rules and shrinking reimbursement, we believe demand for managed services, including revenue cycle management services (“RCMS”), hosting, transcription and scribe services, aligned and integrated with clinical technology solutions, will increase in the coming years.

Based on these trends, successful clients must undertake the following imperatives: 1) ensure healthy predictable financial outcomes, 2) provide high quality care at a lower cost in a risk-bearing environment, 3) ensure engaged and loyal patients, and 4) optimize clinician productivity while deploying HIT solutions, 5) support frictionless interoperability.

Our Strategy

Our core strategy is to become a trusted partner to our clients as they embark on their value-based journey and begin to take on risk as part of value-based contracts. We understand that our clients are now faced with a more complex, rapidly changing practice environment and that the HIT solutions that support these endeavors must evolve to meet these challenging requirements. Providing our clients with a comprehensive multi-faceted platform and accompanying services to enable their success is the key to our strategy.

Based on current market trends, our strategic priorities are:

•

Focus on Ambulatory Care. We create for and invest in the specific needs of ambulatory care providers, giving us a distinct competitive advantage in our target market over solution providers who focus on hospitals first. While many of our competitors spread their R&D and localization investment across global regions, NextGen Healthcare maintains an exclusive focus on U.S.-only ambulatory practices.

•

Provide an integrated ambulatory care platform with superb scalability, flexibility and interoperability. Many healthcare challenges are uniquely local or regional -- our platform and capabilities flex and scale to fit our clients’ practices and workflows, not the other way around. Our ability to interoperate is pervasive, allowing our clients to exchange data seamlessly.

•

Enable groups to successfully take on risk. We provide our clients with cloud-based population health tools that consume multi-sourced agnostic data, including adjudicated claims and risk stratification, care management tools, cost and utilization reporting, as well as quality measurement and reporting tools. Population health insights are delivered in core clinical and financial workflows enabling care givers to better engage their patients.

Our Solutions

NextGen Healthcare software and services based solutions map to our clients’ strategic imperatives (refer to top row in the image below). The foundation for our integrated ambulatory care platform (blue boxes) is a core of our industry-leading electronic health records (“EHR”) and practice management (“PM”) systems that support clinical and financial activities. These can be deployed on premise or in the cloud. Our primary cloud infrastructure provider is Amazon Web Services (“AWS”). We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. The workflow layer includes mobile capabilities proven to reduce physician burden. Our cloud-based population health and analytics engine allows our clients to improve results in both fee-for-service and fee-for-value environments. In support of extensibility, we surround the core with open, web-based APIs to drive the secure exchange of health and patient data with connected health solutions. Finally, our technology is augmented with services as required and is mapped to client imperatives.

Clinical Care Solutions improve the quality and efficiency of care delivery. They significantly ease the administrative burden and enable the delivery of high quality, personalized care. Providers can automate patient intake, streamline clinical workflows, and leverage vendor-agnostic interoperability to achieve quality measures and qualify for incentives.

Financial Management Solutions drive healthy, predictable financial outcomes. More than just billing and collections, financial management involves all functions that effectively capture revenue at the lowest cost. Financial management solutions help practices improve performance, correct operational inefficiencies, while enhancing the practice’s financial outcomes throughout the revenue cycle.

Patient Engagement Solutions boost loyalty and improve outcomes by engaging patients in their care. Our integrated patient engagement solutions empower patients to manage their own health through direct patient-provider messaging, online scheduling, automated reminders, easy payment options, and virtual visits. The ability of patients to handle their own scheduling and billing frees provider staff from tedious tasks, restoring valuable time.

Population Health Solutions provide a single source of truth by aggregating disparate data, including vendor-agnostic clinical data with paid claims data. Sophisticated analytics are applied to this data to generate insights that enable practices to improve the quality of care, identify high risk patients who require enriched services, and coordinate the care of patients with chronic conditions. Cost and utilization analytics allow practices to successfully participate in risk-bearing contracts by providing timely insights into areas of over-utilization, under-utilization and mis-utilization of health care resources.

Connected Health Solutions provide frictionless interoperability. Interoperability is the ability of different information technology systems to communicate and exchange usable data. In healthcare, it enables caregivers to more effectively work together within and across organizational boundaries. To provide the highest quality care at the lowest cost, organizations need to capture and share information both within and outside of their networks. Our integrated, interoperable solutions and services enable providers to leverage their current technology for better outcomes and truly connected patient care.

NextGen Healthcare provides real-world solutions to our clients to help them achieve their strategic objectives. Often, but not always, those solutions are comprised of both software and expert services.

Products and Services

The Core

NextGen® Enterprise EHR – Our electronic health records solution stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and reporting and data analysis tools.

NextGen® Enterprise PM – Our practice management offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support. Recognized as #1 Practice Management Solution (11-75 Physicians) in 2019 Best in KLAS Report.

NextGen® Office (formerly known as Meditouch®) – A cloud-based EHR and PM solution for physicians and medical billing services designed to meet the specific needs of smaller and growing practices. Received top score for Overall Satisfaction and Product Functionality in the 2019 KLAS Small Practice Ambulatory EMR/PM (10 or fewer physicians) Report.

Automation and Workflow

NextGen® Mobile (formerly known as Entrada®) – Enables physicians and other caregivers to quickly and easily create relevant documentation within the EHR without sacrificing productivity. A true EHR mobile experience, the platform provides a fast, easy way for caregivers to view and share real-time clinical content and complete key tasks directly from their mobile device.

NextGen® Electronic Healthcare Transactions – Automates the exchange of electronic data among providers, payers and patients. Included in this offering are insurance eligibility, authorizations, electronic claims, remittance, patient appointment reminders, and electronic statements.

NextGen® Pre-Service Clearance – Provides access to real-time patient data and payers’ payment systems to provide a client’s front-desk staff the ability to accurately resolve patient collections at or before the point of service.

NextGen® Patient Payment – Allows patients one integrated solution that delivers an integrated point of sale, credit card on file, automated payment collection, online and mobile compatible automated phone pay and kiosk payments

Analytics, Population Health, and Patient Engagement

NextGen® Population Health – Delivers robust capabilities for core population health insights using integrated clinical and claims data to support both broad and deep analysis for populations of interest (attribute visualization, risk stratification, gaps in care, etc.).

NextGen® Population Health Patient Care Coordination – Enables scalable management of care and payment reform initiatives driven by collaborative care and workflow automation. Stratify risk and prioritize resources. A unique feature of our offering includes analytics driven patient outreach facilitating care coordinators’ ability to automate communications with patients based on quality initiatives and value-based contract commitments.

NextGen® Population Health Performance Management – Supports proactive value-based contract management including network management (leakage/keepage), network design (geospatial view of network), clinical variation analysis, and a wide range of resource utilization metrics.

NextGen® Patient Portal – Drives patient engagement and satisfaction with easy, intuitive, 24/7 access to payments, scheduling, personal health information, and communication. It facilitates and simplifies comprehensive information exchange, offering anytime, anywhere access from PCs, tablets, and smart phones.

Interoperability

NextGen® Connect Integration Engine – Enables patient data from disparate systems to be easily and securely shared, aggregated, and put to work, regardless of EHR, PM, or other HIT platform or location.

NextGen® Share – A wide variety of plug-and-play interoperability solutions which help NextGen® Enterprise EHR users safely and securely exchange clinical content with external providers and organizations. The platform includes support for secure direct messaging with more than 1.2 million providers and organizations, care quality integration to enable automated data exchange on behalf of nearly 240 million patients, and clinical data exchange interfaces with payers.

Managed Services

NextGen® Managed Cloud Services – Our new, scalable, cloud hosting services reduce the burden of information technology expertise from our clients and speed implementations, simplify upgrades, cut technology costs significantly and provide 24/7 monitoring and support by an expanded team of technical experts.

NextGen® Financial Suite (formerly known as NextGen® RCMS) – Includes billing and collections, electronic claims submission and denials management, electronic remittance and payment posting and accounts receivable follow-up. Our dedicated account management model helps make NextGen Healthcare a top-performing provider of RCMS as reported in the KLAS Ambulatory RCM Services Report.

NextGen® Contract Audit & Recovery Service – Unlike other payment review software tools that require clients to load their own contracts and fee schedules, perform analysis reports, and appeal findings with payers themselves, we provide a turn-key service solution that frees up valuable provider and staff time while maximizing recovery opportunity through years of experience and thousands of recovery efforts.

Professional Services – Services include training, project management, functional and detailed specification preparation, configuration, testing, and installation services. Our consulting services, which include physician, professional, and technical consulting, assist clients with optimizing their staffing and software solutions, enhancing financial and clinical outcomes, achieving regulatory requirements in the drive to value-based care, and meeting the evolving requirements of healthcare reform.

Client Service and Support – Our technical services staff provides support for the dependable and timely resolution of technical inquiries from clients. Such inquiries are made via telephone, email and the internet. We offer several levels of support, with the most comprehensive service covering 24 hours a day, seven days a week.

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, and contractual restrictions to establish and protect proprietary rights in our products and services. To protect our proprietary rights, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. In addition, we include intellectual property protective provisions in our client contracts. However, because the software industry is characterized by rapid technological change, we believe such factors as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

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

Competition

The markets for healthcare information systems and services are intensely competitive and highly fragmented. Our traditional full-suite competitors in the healthcare information systems and services market include: Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, eClinicalWorks, Epic Systems Corporation, and Greenway Health, LLC.  Emerging smaller competitors also bring competition in specific sectors of the market. Additionally, we face competition from services-only competitors like business process outsourcers, hosting providers and transcription companies.

The EHR, PM, interoperability, and connectivity markets, in particular, are subject to rapid changes in technology. We expect that competition in these market segments could increase as new competitors enter the market. We believe our principal competitive advantages are our ambulatory-only focus, our comprehensive and fully-integrated solution, and our deep domain expertise, which enables our subject matter experts to serve as trusted advisors to our clients.

Research and Development

The healthcare information systems and services industry is characterized by rapid technological change, requiring us to engage in continuing investments in our research and development to update, enhance and improve our systems. This includes expansion of our software and service offerings that support pay-for-performance initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and furthering development and enhancements of our portfolio of specialty-focused templates within our electronic health records software.

Sales and Marketing

We sell and market our products primarily through a direct sales force and to a lesser extent, through a reseller channel. Software license sales to resellers represented less than 10% of total revenue for each of the years ended March 31, 2019, 2018 and 2017.

NextGen Healthcare also provides solutions to networks of practices such as managed service organizations (MSOs), independent physician associations (IPAs), accountable care organizations (ACOs), ambulatory care centers (ACCs), and community health centers (CHCs).

Our direct sales force is comprised of subject matter experts by solution, as well as engaged account managers, all of whom deliver presentations to potential clients by demonstrating our systems and capabilities on the prospective client’s premises. System demonstrations for mobile workflow and analytics solutions are more web-based as these offerings tend to be targeted to larger practices. Sales efforts aimed at smaller practices can be performed on the prospective clients’ premises, or remotely via telephone or web-based presentations. Both the direct and reseller channel salesforces concentrate on multi-product/solution sales opportunities.

Our sales and marketing employees identify prospective clients through a variety of means, including: a healthcare data and analytics platform, search engine optimization of content on nextgen.com; digital advertising; direct mail and email campaigns; referrals from existing clients and industry consultants; contacts at professional society meetings and trade shows; webinars; trade journal advertising; public relations and social media campaigns; and telemarketing. Resources have shifted more heavily to digital marketing as we meet potential clients where they are and how they shop for services. Additionally, we focus on thought leadership and content marketing to highlight our industry knowledge, expertise and the successes of our diverse client base.

Our sales cycle can vary significantly and typically ranges from six to twenty-four months from initial contact to contract execution. Software licenses are normally delivered to a client almost immediately upon receipt of an order and we normally receive up-front licensing fees. Implementation and training services are normally rendered based on a mutually agreed upon timetable. Clients have the option to purchase hosting and maintenance services which, if purchased, are invoiced on a monthly, quarterly or annual basis. Subscriptions generally involve implementation and are typically billed monthly after implementation or based on volume or throughput.

We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi-specialty organizations to small-single specialty practices in high-opportunity specialty segments.

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended March 31, 2019, 2018 and 2017. Substantially all of our clients are located in the United States.

Employees

As of March 31, 2019, we had approximately 2,660 full-time employees, of which 533 were based in Bangalore, India and substantially all other employees were based in the United States. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical talent as well as other employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Available Information

Our principal website is www.nextgen.com. We make our periodic and current reports, together with amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may access such filings through our Investor Relations website at http://investor.nextgen.com. The SEC maintains an internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Report or any other report or information we file with the SEC.

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

We may be subject to harassment or discrimination claims and legal proceedings, and our inability or failure to respond to and effectively manage publicity related to such claims could adversely impact our business. Our Code of Business Conduct and Ethics and other employment policies prohibit harassment and discrimination in the workplace, in sexual or in any other form. We have ongoing programs for workplace training and compliance, and we investigate and take disciplinary action with respect to alleged violations. However, actions by our employees could violate those policies. With the increased use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet-based communications that allow individuals access to a broad audience, there has been an increase in the speed and accessibility of information dissemination. The dissemination of information via social media, including information about alleged harassment, discrimination or other claims, could harm our business, brand, reputation, financial condition, and results of operations, regardless of the information's accuracy.

Our recent strategy shift and the resulting business reorganization plan we are implementing may be disruptive both internally and externally, and we may not fully realize the anticipated benefits. We recently embarked on a new strategic plan geared toward realigning our business structure and strategy to rapidly emerging changes in the healthcare industry. As this process continues, we anticipate that it will result in continued evaluation of our organizational structure in order to achieve greater efficiency, as well as investments in new market solutions and changes to our culture that we hope will drive revenue growth and provide increased value to stakeholders and shareholders. There can be no assurance that our current or future strategic realignment efforts will be successful. Our ability to achieve the anticipated benefits of our strategy shift is subject to estimates and assumptions, which may vary based on numerous factors and uncertainties, some of which are beyond our control. Reorganization programs entail a variety of known and unknown risks that may increase our costs or impair our ability to achieve operational efficiencies, such as distraction to management and employees, loss of workforce capabilities, loss of continuity, accounting charges for technology-related write-offs and workforce reduction costs, decreases in employee focus and morale, uncertainty and turbulence among our clients and vendors, higher than anticipated separation expenses, litigation, and the failure to meet financial and operational targets. If we are unable to effectively implement our strategic shift and realign our business to address the rapidly evolving market, we and our shareholders may not realize the anticipated financial, operational, and other benefits from these initiatives.

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

We have substantial development and other operations in India, and we use offshore third-party partners located in India and other countries that subject us to regulatory, economic, social and political uncertainties in India and to laws applicable to U.S. companies operating overseas. We are subject to several risks associated with having a portion of our assets and operations located in India and by using third party service providers in India and other countries. Many U.S. companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges. In addition, U.S. governing authorities may pressure us to perform work domestically rather than using offshore resources. Furthermore, local laws and customs in India may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business, and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.

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

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (“MU”) and the Physician Quality Reporting System (“PQRS”) programs, (b) EHR software code used in certifying our software and information, and (c) payments provided for the referral of EHR business. We continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

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

We face risks related to litigation advanced by a former director and shareholder of ours, and a shareholder derivative claim. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals was completed in fall 2018. A hearing on the cross-appeals has not yet been set.

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

8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation”, and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint. Defendants’ motion is scheduled to be heard on July 23, 2018. On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff field a notice of appeal to the United States Court of Appeals for the Ninth Circuit, and filed her opening brief on January 23, 2019. We filed our response on March 25, 2019, and the plaintiff’s reply is due this spring.

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

We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data at company-owned facilities and through third party hosting arrangements. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications, access control and other countermeasures) and physical security safeguards, and structured our operations to reduce the likelihood of disruptions. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Likewise, our use of a single cloud vendor could increase our exposure to interruptions if the vendor were to experience a catastrophic event impacting its service offering.  Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

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

Since January 2017, the actions taken by the Trump administration to delay, cancel, and amend the healthcare regulations and initiatives implemented by the prior administration have created tremendous uncertainty surrounding the continued implementation of the PPACA, MACRA, and other healthcare legislation. The legislative efforts taken by the 115th Congress in 2017 to repeal and amend major provisions of the PPACA added to this uncertainty. As a result of the November 2018 elections, control of the U.S. House of Representatives changed in January 2019.  Because the new leadership in the House has a different set of healthcare legislative priorities than the prior leadership, the industry may be subject to additional legislative or regulatory changes in 2019.

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

In February 2019, HHS’s Office of the National Coordinator for Health Information Technology (“ONC”) released a proposed rule titled, “21st Century Cures Act: Interoperability, Information Blocking, and the ONC Health IT Certification Program.”  The proposed rule would implement several of the key interoperability provisions included in the 21st Century Cures Act.  Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces (“APIs”), which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices.  This provision and others included in the new rule would create a potentially lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products would have to meet in order to maintain approved federal government certification status.  Meeting and maintaining this certification status could require additional development costs.

The ONC proposed rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking.  Under the 21st Century Cures Act, the U.S. Department of Health and Human Services (“HHS”) has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against health IT developers and/or providers found to be in violation of “information blocking”.  This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.

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

Although we believe that our service offerings will meet the requirements of HITECH and MACRA to allow our clients to qualify for financial incentives and avoid financial penalties for implementing and using our services, there can be no guaranty that our clients will achieve meaningful use (or its equivalent under MACRA’s Merit Based Incentive Payment System, Promoting Interoperability) or actually receive such planned financial incentives for our services. We also cannot predict the speed at which healthcare providers will adopt electronic health record systems in response to these government incentives, whether healthcare providers will select our products and services or whether healthcare providers will implement an electronic health record system at all. In addition, the financial incentives associated with the meaningful use program are tied to provider participation in Medicare and Medicaid, and we cannot predict whether providers will continue to participate in these programs. Any delay in the purchase and implementation of electronic health records systems by healthcare providers in response to government programs, or the failure of healthcare providers to purchase an electronic health record system, could have an adverse effect on our business, financial condition and results of operations. It is also possible that additional regulations or government programs related to electronic health records, amendment or repeal of current healthcare laws and regulations or the delay in regulatory implementation could require us to undertake additional efforts to meet meaningful use standards, materially impact our ability to compete in the evolving healthcare IT market, materially impact healthcare providers' decisions to implement electronic health records systems or have other impacts that would be unfavorable to our business. The costs of achieving and maintaining certified electronic health record technology (“CEHRT”) are also significant and because the definition of CEHRT and its use requirements for clients are subject to regulatory changes, these programs and future regulatory changes to them could adversely impact our business.

Several of our solutions also support Accountable Care Organizations (“ACOs”).  In 2018, Medicare’s largest ACO program, the Shared Savings Program, consisted of 561 ACOs serving 10.5 assigned beneficiaries across the country.  In December 2018, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that dramatically redesigns and sets a new direction for Shared Savings Program, renaming it “Pathways to Success.”  Because it is unknown how ACOs will react to CMS’s Pathways to Success program redesign, we cannot predict the impact the regulatory change will have on our clients and our business.

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

In most cases where we are permitted to do so, we calculate charges for our revenue cycle management services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. The U.S. Centers for Medicare and Medicaid Services has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

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

As part of the evaluation undertaken by management and our independent registered public accountants pursuant to Section 404, our internal control over financial reporting was effective as of our most recent fiscal year end. However, if we fail to maintain an effective system of disclosure controls or internal controls over financial reporting, we may discover material weaknesses that we would then be required to disclose. Any material weaknesses identified in our internal controls could have an adverse effect on our business. We may not be able to accurately or timely report on our financial results, and we might be subject to investigation by regulatory authorities. This could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which may have an adverse effect on our stock price.

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

One of our current directors, and one of our former directors are each significant shareholders, which makes it possible for them to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 15.8% of the outstanding shares of our common stock at March 31, 2019. In addition, a former director, who owns approximately 8.8% (based on the most recently available publicly filed information) of the outstanding shares of our common stock at March 31, 2019, likely maintains a large enough ownership stake to reelect himself to our Board of Directors under cumulative voting. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is likely that these two individuals that are significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, these two significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by one or both of these shareholders could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

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

As of March 31, 2019, we leased an aggregate of approximately 492,200 square feet of space with lease agreements expiring at various dates, of which approximately 454,400 square feet of space are utilized for continuing operations and 37,800 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as described further in Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report:

	Square Feet	Notes
Primary Operating Locations
Horsham, Pennsylvania	92,800	(2)
Irvine, California	83,100	(1) (2)
Bangalore, India	73,800	(2)
St. Louis, Missouri	42,300
San Diego, California	40,000	(2)
Atlanta, Georgia	35,500	(2)
Hunt Valley, Maryland	34,000
North Canton, Ohio	22,100
Fairport, New York	15,300
Brentwood, Tennessee	10,500
Traverse City, Michigan	5,000
Total Primary Operating Locations	454,400

Vacated or Subleased Locations
Horsham, Pennsylvania	17,200
Solana Beach, California	12,000
St, Louis, Missouri	8,600
Total Vacated or Subleased Locations	37,800

Total Leased Properties	492,200

(1)	Location of our corporate office
(2)	Primary locations of our research and development functions

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

Additionally, we are subject to the regulation and oversight of various federal and state governmental agencies that enforce fraud and abuse programs related to the submission of fraudulent claims for reimbursement from governmental payers. We have received, and from time to time may receive, inquiries or subpoenas from federal and state agencies. Under the False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against entities that submit, or cause to be submitted, fraudulent claims for reimbursement. Qui tam or whistleblower actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. We refer you to the discussion of regulatory and litigation risks within “Item 1A. Risk Factors” and to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of current legal proceedings.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded under the symbol “NXGN” on the NASDAQ Global Select Market.

At May 23, 2019, there were approximately 566 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2019 assuming $100 was invested on March 31, 2014 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextGen Healthcare, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on March 31, 2014 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data, with respect to our consolidated statements of net income and comprehensive income data for each of the five years in the period ended March 31, 2019 and the consolidated balance sheets data as of the end of each such fiscal year, are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Consolidated Financial Data

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
Statements of comprehensive income data:
Revenue	$529,173	$531,019	$509,624	$492,477	$490,225
Cost of revenue	246,697	241,535	223,134	225,615	223,164
Gross profit	282,476	289,484	286,490	266,862	267,061
Selling, general and administrative	164,879	193,226	163,623	156,234	158,172
Research and development costs, net	80,994	81,259	78,341	65,661	69,240
Amortization of acquired intangible assets	4,344	7,810	10,435	5,367	3,693
Impairment of assets	—	3,757	—	32,238	—
Restructuring costs	640	611	7,078	—	—
Income from operations	31,619	2,821	27,013	7,362	35,956
Interest income	216	55	14	428	111
Interest expense	(2,814)	(3,323)	(3,156)	(1,304)	(341)
Other income (expense), net	267	37	(262)	(166)	(62)
Income (loss) before provision for income taxes	29,288	(410)	23,609	6,320	35,664
Provision for (benefit of) income taxes	4,794	(2,830)	5,368	663	8,332
Net income	$24,494	$2,420	$18,241	$5,657	$27,332
Basic net income per share	$0.38	$0.04	$0.30	$0.09	$0.45
Diluted net income per share	$0.38	$0.04	$0.29	$0.09	$0.45
Basic weighted average shares outstanding	64,417	63,435	61,818	60,635	60,259
Diluted weighted average shares outstanding	64,600	63,440	62,010	61,233	60,849
Dividends declared per common share	$—	$—	$—	$0.53	$0.70

	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016	March 31, 2015
Balance sheet data:
Cash, cash equivalents, and marketable securities	$33,079	$28,845	$37,673	$36,473	$130,585
Working capital	31,619	7,070	18,108	45,931	100,893
Total assets	532,895	515,755	473,221	530,790	460,521
Long-term line of credit	11,000	37,000	15,000	105,000	—
Total liabilities	156,949	192,345	168,178	261,413	176,981
Total shareholders’ equity	375,946	323,410	305,043	269,377	283,540

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

Company Overview

NextGen Healthcare is a leading provider of ambulatory-focused healthcare software and services solutions. In pursuit of our mission to empower the transformation of ambulatory care, we provide innovative technology-based solutions that help our clients succeed while they are managing more complexity and assuming greater financial risk.

Our clients span the ambulatory care market from small single specialty practices to larger multi-specialty organizations. We have fully integrated our solutions so that our clients are able to provide their patients with comprehensive services utilizing a single platform. Our highly interoperable platform allows ambulatory practices to thrive especially in complex, heterogeneous healthcare communities where frictionless clinical data exchange is required to coordinate and optimize patient care.

NextGen Healthcare has historically enhanced our solutions through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. The integration of these acquired technologies have made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

The Company was incorporated in California in 1974. Previously named Quality Systems, Inc., the Company changed its corporate name to NextGen Healthcare, Inc. in September 2018. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

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

Revenue Recognition

We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Refer to Note 3, "Revenue from Contracts with Customers" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our revenue recognition policies under ASC 606.

Reserves on Accounts Receivable

We maintain reserves for potential sales returns and uncollectible accounts receivable. Accounts receivable are reported net of uncollectible accounts receivable our consolidated balance sheets. Subsequent to the adoption of ASC 606 as of April 1, 2018, sales return reserves are classified as other current liabilities on our consolidated balance sheets.

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

Software Development Costs

Software development costs, consisting primarily of employee salaries and benefits and certain third party costs, incurred in the research and development of new software products and enhancements to existing software products for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, any additional external software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.

We also incur costs to develop software applications for our internal-use and costs for the development of software-as-a-service ("SaaS") based products sold to our clients. The development costs of our SaaS-based products are considered internal-use for accounting purposes. Our internal-use capitalized costs are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for developing SaaS-based products are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for developing our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.

We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated net cash flows to be generated from sales of the applicable software product, the amount by which the unamortized capitalized costs of a software product exceed the net realizable value is written off as a charge to earnings. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. In addition to the assessment of net realizable value, we routinely review and adjust, if necessary, the remaining estimated lives of our capitalized software costs. Additionally, we perform a periodic review of our clients’ usage of our software products and dispose of fully amortized capitalized software costs after such products are determined to be no longer used by our clients.

Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Business Combinations

We completed our acquisitions of Entrada, EagleDream and Inforth during the year ended March 31, 2018, all of which were accounted for as purchase business combinations using the acquisition method of accounting.

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

The purchase price allocations of the Entrada, EagleDream and Inforth acquisitions are considered final.

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

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our qualitative assessment for the current fiscal year, we have determined that there was no impairment to our goodwill as of June 30, 2018. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We currently also do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

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

Share-based compensation expense associated with the stock options under our equity incentive plans is based on the number of options that ultimately vest and adjusted, if needed, as forfeitures occur. We estimate the fair value of stock options and employee stock purchase plan rights on the date of grant using the Black Scholes option-pricing model based on required inputs, including expected term, volatility, risk-free rate, and expected dividend yield. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding and therefore the proportion of awards that is expected to vest. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk-free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The fair value vest is recognized ratably as expense over the requisite service period in our consolidated statements of net income and comprehensive income.

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

Over the last decade, the ambulatory healthcare market has experienced significant regulatory change, which has driven practice transformation and technology advancements. Recognizing that it was imperative to digitize the American health system to stem the escalating cost of healthcare and improve the quality of care being delivered, Congress enacted the Health Information Technology for Economic and Clinical Health Act in 2009 (“HITECH Act”). The legislation stimulated healthcare organizations to not only adopt electronic health records, but to use them to collect discrete data that could be used to drive quality care. This standardization supported early pay for reporting and pay-for-performance programs.

In 2010, the Affordable Care Act (“ACA”) established the roadmap for shifting American healthcare from volume (fee-for-service) to a value-based care (“VBC”) system that rewards improved outcomes at lower costs (fee-for-value). This was followed by the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), bipartisan legislation that further changed the way Medicare rewards clinicians for value vs. volume. Initially focused on government-funded care, the domain of the Centers for Medicare & Medicaid Services (“CMS”), these programs are now firmly established on the commercial insurance side of the industry as well.

VBC created the need for a new category of healthcare information technology (“HIT”) tools that could be used to identify and treat groups of patients, or cohorts, based on risk.  Population Health Management (“PHM”) tools support these needs by identifying patient risk, engaging patients, coordinating care, and determining when interventions are needed to improve clinical and financial outcomes. The United States PHM market was estimated at $3.1 billion in 2018 and is expected to more than double by 2022.

Importantly, the introduction of VBC programs was only an element of the broader approach to reducing healthcare expenditure. It was also accompanied by significant reductions in Medicare spending with a projected reduction of $218 billion in payments by 2028, as reported by RevCycle Intelligence. The drive to reduce costs initially led to consolidation in the healthcare system that was followed by a significant shift of care from the inpatient to the outpatient setting as more care is being moved to this lower cost environment. Ambulatory care settings have become an essential component of comprehensive, low cost distributed care. In 2018, outpatient volumes reached over 3.5 billion encounters and are forecasted to grow 15% by 2028, as reported by Becker’s Health IT and CIO Report. The independent physicians’ practices segment is expected to generate more revenue than non-affiliated hospitals as it accepts electronic health records integrated PHM programs for better primary and follow-up care, as reported by Frost & Sullivan. The need to sustain revenue has made it extremely important for practices to secure their patient market share, elevating patient loyalty to be a significant determinant of provider success. Capturing patient market share and thriving in a market driven by VBC requires both an integrated platform and a full view of the patient population’s clinical and cost data neither of which could be accomplished without new technologies to collect and analyze multi-sourced patient data. Effectively implemented, these new technologies allow organizations to enhance financial viability while exercising the freedom to join, affiliate, integrate or interoperate in ways that maximize strategic control.

In order to maintain financial success with shifting reimbursement rules and shrinking reimbursement, we believe demand for managed services, including revenue cycle management services (“RCMS”), hosting, transcription and scribe services, aligned and integrated with clinical technology solutions, will increase in the coming years.

Based on these trends, successful clients must undertake the following imperatives: 1) ensure healthy predictable financial outcomes, 2) provide high quality care at a lower cost in a risk-bearing environment, 3) ensure engaged and loyal patients, and 4) optimize clinician productivity while deploying HIT solutions, 5) support frictionless interoperability.

Our core strategy is to become a trusted partner to our clients as they embark on their value-based journey and begin to take on risk as part of value-based contracts. We understand that our clients are now faced with a more complex, rapidly changing practice environment and that the HIT solutions that support these endeavors must evolve to meet these challenging requirements. Providing our clients with a comprehensive multi-faceted platform and accompanying services to enable their success is the key to our strategy.

Based on current market trends, our strategic priorities are:

•

Focus on Ambulatory Care. We create for and invest in the specific needs of ambulatory care providers, giving us a distinct competitive advantage in our target market over solution providers who focus on hospitals first. While many of our competitors spread their R&D and localization investment across global regions, NextGen Healthcare maintains an exclusive focus on U.S.-only ambulatory practices.

•

Provide an integrated ambulatory care platform with superb scalability, flexibility and interoperability. Many healthcare challenges are uniquely local or regional -- our platform and capabilities flex and scale to fit our clients’ practices and workflows, not the other way around. Our ability to interoperate is pervasive, allowing our clients to exchange data seamlessly.

•

Enable groups to successfully take on risk. We provide our clients with cloud-based population health tools that consume multi-sourced agnostic data, including adjudicated claims and risk stratification, care management tools, cost and utilization reporting, as well as quality measurement and reporting tools. Population health insights are delivered in core clinical and financial workflows enabling care givers to better engage their patients.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2019, 2018, and 2017 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2019	2018	2017
Revenues:
Recurring	89.6%	89.7%	88.0%
Software, hardware, and other non-recurring	10.4	10.3	12.0
Total revenues	100.0	100.0	100.0
Cost of revenue:
Recurring	36.2	36.6	35.2
Software, hardware, and other non-recurring	5.0	4.7	5.1
Amortization of capitalized software costs and acquired intangible assets	5.4	4.2	3.5
Total cost of revenue	46.6	45.5	43.8
Gross profit	53.4	54.5	56.2
Operating expenses:
Selling, general and administrative	31.2	36.4	32.1
Research and development costs, net	15.3	15.3	15.4
Amortization of acquired intangible assets	0.8	1.5	2.0
Impairment of assets	0.0	0.7	0.0
Restructuring costs	0.1	0.1	1.4
Total operating expenses	47.4	54.0	50.9
Income from operations	6.0	0.5	5.3
Interest income	0.0	0.0	0.0
Interest expense	(0.5)	(0.6)	(0.6)
Other income (loss), net	0.1	0.0	(0.1)
Income before provision for (benefit of) income taxes	5.5	(0.1)	4.6
Provision for (benefit of) income taxes	0.9	(0.5)	1.1
Net income	4.6%	0.5%	3.6%

Revenues

The following table presents our consolidated revenues for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Recurring revenues:
Subscription services	$117,502	$106,325	$94,118
Support and maintenance	160,798	163,805	158,802
Managed services	98,203	113,311	106,454
Electronic data interchange and data services	97,418	92,773	88,951
Total recurring revenues	473,921	476,214	448,325

Software, hardware, and other non-recurring revenues:
Software license and hardware	35,122	34,017	44,145
Other non-recurring services	20,130	20,788	17,154
Total software, hardware and other non-recurring revenues	55,252	54,805	61,299

Total revenues	$529,173	$531,019	$509,624

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

Consolidated revenue for the year ended March 31, 2019 decreased $1.8 million compared to the prior year due to a $2.3 million decrease in recurring revenues, partially offset by a $0.4 million increase in software, hardware and other non-recurring revenues. The decrease in recurring revenues was due to $15.1 million lower managed services revenue and $3.0 million lower support and maintenance revenue, partially offset by $11.2 million higher subscriptions and $4.6 million higher EDI services revenue. A decrease of approximately $12.5 million in managed services is attributed to the adoption of ASC 606, whereby a portion of service fees associated with revenue cycle management (“RCM”) arrangements are now classified within other revenue categories, such as subscription services, support and maintenance, and software license and hardware. Managed services revenue further decreased compared to the prior year due to higher levels of client attrition experienced in recent periods. The adoption of ASC 606 resulted in $7.5 million higher subscription services revenue and $5.3 million higher support and maintenance revenue, which were partially offset by lower revenue due to higher client attrition during the year. EDI revenue increased due to higher EDI services sold with our NextGen Office cloud-based solutions and growth in EDI transaction volume due to the addition of new clients and further penetration of our existing client base as well as incremental revenues earned from the sales of certain clinical data. Total software, hardware, and other non-recurring revenue increased approximately $1.4 million due to the adoption of ASC 606, partially offset by $1.0 million lower revenue based on lower demand from our clients for our software products and related implementation services.

Consolidated revenue for the year ended March 31, 2018 increased $21.4 million compared to the year ended March 31, 2017, due to a $27.9 million increase in recurring revenues, offset by a $6.5 million decrease in non-recurring revenues. The increase in recurring revenues was due to a $12.2 million increase in subscription services, $6.9 million increase in managed services revenue, $5.0 million increase in support and maintenance, and $3.8 million increase in EDI revenue. Subscription revenues increased due to higher sales of our NextGen Office cloud-based subscriptions, and incremental sales of our NextGen Mobile and NextGen Population Health cloud-based solutions acquired from Entrada in April 2017 and EagleDream in August 2017, respectively. Managed services revenue benefit from higher RCM services revenue from the addition of new clients and organic growth achieved through cross selling and ramping up of RCM services provided to our existing clients, which was offset by customer attrition as well as higher sales of our hosting services. The increase in support and maintenance is primarily due to lower sales credits in the current year, addition of new customers, and the impact of our annual price increases. EDI revenue increased due to higher EDI services sold with our NextGen Office cloud-based solutions and growth in EDI transaction volume due to the addition of new clients and further penetration of our existing client base. The decrease in non-recurring revenue was due to lower software license and hardware revenue, partially offset by an increase in other non-recurring services. The decline in software license and hardware reflects lower recent bookings associated with the increasingly saturated end-market for electronic health records software and our transition to a recurring subscription-based model. The increase in other non-recurring services is primarily due to an increase in consulting service and other professional services based on demand from our customers.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Cost of revenue:
Recurring	$191,496	$194,360	$179,245
Software, hardware, and other non-recurring	26,711	25,085	26,109
Amortization of capitalized software costs and acquired intangible assets	28,490	22,090	17,780
Total cost of revenue	$246,697	$241,535	$223,134

Gross profit	$282,476	$289,484	$286,490
Gross margin %	53.4%	54.5%	56.2%

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

Share-based compensation expense included in cost of revenue was $1.3 million, $0.9 million, and $0.5 million for the years ended March 31, 2019, 2018, and 2017, respectively, and is included in the amounts in the table above.

Gross profit for the year ended March 31, 2019 decreased $7.0 million compared to the prior year due to the $1.8 million lower revenues discussed above, combined with an increase of $5.2 million in cost of revenue. The increase in cost of revenue is primarily the result of $6.4 million higher amortization of previously capitalized software development costs and higher amortization of the software technology intangible assets associated with the acquisitions of EagleDream in August 2017 and Inforth in January 2018 and higher costs of software, hardware and other non-recurring revenues due to increased third party and consulting costs associated with higher related revenues, which was partially offset by lower cost of recurring revenue due to lower headcount associated with delivering our support and maintenance services. Our gross margin percentage decreased to 53.4% for the year ended March 31, 2019 compared to 54.5% in the prior year period primarily due to the higher amortization of previously capitalized software development costs and higher amortization of the software technology intangible assets described above.

Gross profit for the year ended March 31, 2018 increased $3.0 million compared to the year ended March 31, 2017 due to the $21.4 million higher revenues discussed above, combined with an increase of $18.4 million in cost of revenue. The increase in cost of revenue is primarily the result of higher costs associated with the acquisitions of Entrada in April 2017 and EagleDream in August 2017, higher amortization of the software technology intangible assets associated with our recent acquisitions, higher EDI vendor costs associated with higher transaction volumes, and higher personnel costs associated with delivering our support and maintenance and managed services, partially offset by lower amortization of previously capitalized software development cost. The decrease in our gross margin percentage to 54.5% for the year ended March 31, 2018 compared to 56.2% in the year ended March 31, 2017 primarily reflects the decline in our high margin software revenue as noted above, partially offset by improvements in the profitability of our professional services driven by the growth in sales described above.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Selling, general and administrative	$164,879	$193,226	$163,623
Selling, general and administrative, as a percentage of revenue	31.2%	36.4%	32.1%

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

Share-based compensation expense included in selling, general and administrative expenses was $11.9 million, $9.2 million, and $6.1 million for the years ended March 31, 2019, 2018, and 2017, respectively, and is included in the amounts in the table above. The increase in share-based compensation expense for the years ended March 31, 2019 and 2018 compared to the preceding years are due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 13, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information on equity award grants.

Selling, general and administrative expenses decreased $28.3 million for the year ended March 31, 2019 compared to the prior year primarily due to a $5.7 million net benefit recorded in the current year from insurance recoveries related to the settlement of the Federal Securities Class Action complaint, compared to $19.0 million accrued at the end of the prior year for the preliminary settlement of the complaint (refer to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for additional information). Selling, general and administrative expenses further decreased by approximately $6.8 million due to lower commissions and related benefits expense as a result of the adoption of ASC 606 (refer to Note 3, “Revenue from Contracts with Customers” for additional information) and decreased due to lower legal related and consulting costs, which were partially offset by increases personnel costs, including share-based compensation, and higher communication costs. In the prior year, we incurred higher legal fees in defense of our securities litigation complaints and higher consulting costs associated with our adoption of the new revenue standard (ASC 606, Revenue from Contracts with Customers), including implementation of a new accounting system module.

Selling, general and administrative expenses increased $29.6 million for the year ended March 31, 2018 compared to the year ended March 31, 2017 primarily due to higher incremental costs associated with our acquisitions of Entrada in April 2017 EagleDream in August 2017, higher personnel costs, including share-based compensation, higher advertising and marketing expense related to our rebranding efforts, higher consulting costs associated with our adoption of the new revenue standard, higher legal expense, and an accrual of $19.0 million for the preliminary settlement of the Federal Securities Class Action complaint, offset by $3.8 million of fair value adjustments related to the HealthFusion contingent consideration recorded in the year ended March 31, 2017.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Gross expenditures	$101,565	$100,124	$86,590
Capitalized software costs	(20,571)	(18,865)	(8,249)
Research and development costs, net	$80,994	$81,259	$78,341

Research and development costs, as a percentage of revenue	15.3%	15.3%	15.4%
Capitalized software costs as a percentage of gross expenditures	20.3%	18.8%	9.5%

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

Share-based compensation expense included in research and development costs was $2.9 million, $2.0 million, and $1.0 million for the years ended March 31, 2019, 2018, and 2017, respectively, and is included in the amounts in the table above.

Net research and development costs for the year ended March 31, 2019 decreased $0.3 million compared to the prior year due to a $1.4 million increase in our gross expenditures, offset by $1.7 million in higher capitalization of software costs. The increase in gross expenditures is primarily the result of incremental costs incurred for the development of the next versions of our software products and enhancements to our existing products, including increased hosting fees, higher utilization of our Bangalore development center resources, and increased share-based compensation expense, as noted above, which were  partially offset by lower consulting and outside services costs and lower personnel costs due to reductions in our headcount.

Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized and ultimately also affects the future amortization of our previously capitalized software development costs.

Net research and development costs for the year ended March 31, 2018 increased $2.9 million compared to the year ended March 31, 2017 due to a $13.5 million increase in our gross expenditures, offset by $10.6 million in higher capitalization of software costs. The increase in both gross expenditures and capitalization of software costs are related to the development of the next major versions of our core software products and enhancements to our existing products, for which we incurred a higher personnel and third party development costs. Additionally, gross expenditures increased due to the incremental costs associated with the acquisition of Entrada in April 2017 and growth in our research and development headcount.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Amortization of acquired intangible assets	$4,344	$7,810	$10,435

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

Amortization of acquired intangible assets for the year ended March 31, 2019 decreased $3.5 million, compared to the prior year period due to certain acquired intangible assets becoming fully amortized during the year and decreased amortization as a result of the impairment of our acquired trade names intangible assets in the prior year, as described further within the “Impairment of Assets” section below.

Amortization of acquired intangible assets for the year ended March 31, 2018 decreased $2.6 million, compared to the year ended March 31, 2017 due to certain acquired intangible assets being fully amortized during the year, partially offset by the incremental amortization associated with intangible assets acquired from Inforth, EagleDream and Entrada.

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

Restructuring Costs

During the year ended March 31, 2017, as part of our corporate restructuring plan, we recorded $7.1 million of restructuring costs within operating expenses in our consolidated statements of net income and comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, which were accrued when it was probable that the benefits would be paid and the amounts were reasonably estimable. The restructuring plan was substantially completed by the end of fiscal 2017. Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information.

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

We recorded $0.6 million of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations in each of the years ended March 31, 2019 and 2018. As of March 31, 2019, and March 31, 2018, the remaining lease obligation, net of estimated projected sublease rentals, was $1.8 million and $1.6 million, respectively. Refer to Note 14, "Commitments, Guarantees, and Contingencies," of our notes to consolidated financial statements included elsewhere in this Report for estimated timing of payments related to remaining lease obligations.

Interest Expense

The following table presents our interest expense for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Interest income	$216	$55	$14
Interest expense	(2,814)	(3,323)	(3,156)
Other income (expense), net	267	37	(262)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest expense for the year ended March 31, 2019 decreased $0.5 million compared to the prior year. Interest expense for the year ended March 31, 2018 increased $0.2 million compared to the year ended March 31, 2017. The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs.

As of March 31, 2019, we had $11.0 million in outstanding loans under the revolving credit agreement.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Provision for (benefit of) income taxes	$4,794	$(2,830)	$5,368
Effective tax rate	16.4%	690.2%	22.7%

The change in the effective tax rate for the year ended March 31, 2019 compared to the prior year period was driven primarily by the increase in pretax income for the current year, which was mostly offset by the release of uncertain tax position reserves for the year ended March 31, 2018.

During the fiscal year ended March 31, 2019, we completed our analysis of the new tax reform legislation, which was enacted December 22, 2017, and recorded a net tax benefit in the tax provision.  We consider the accounting for the income tax effects of the new tax reform legislation to be complete and all adjustments to the provisional estimates have been finalized. The recorded impacts of the tax reform legislation are based on our current knowledge, interpretation, and assumptions. Refer to Note 11, "Income Taxes" of our notes to consolidated financial statements included elsewhere in this Report for more information.

The change in the effective tax rate for the year ended March 31, 2018 compared to the year ended March 31, 2017 was driven primarily by a decrease in pretax income. The effective tax rate for the year ended March 31, 2018 also benefitted from an increase in the research and development tax credit, the release of uncertain tax position reserves, and a benefit from the lower federal tax rate, which was partially offset by the tax reform’s elimination of the qualified production activities deduction, effective April 1, 2018, and a one-time revaluation of deferred taxes and a foreign transition tax resulting from the tax reform legislation.

Net Income

The following table presents our net income (in thousands) and net income per share and for the years ended March 31, 2019, 2018, and 2017:

	Fiscal Year Ended March 31,
	2019	2018	2017
Net income	$24,494	$2,420	$18,241
Net income per share:
Basic	$0.38	$0.04	$0.30
Diluted	$0.38	$0.04	$0.29

As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2019 increased $22.1 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2018 decreased $15.8 million compared to the year ended March 31, 2017.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Cash and cash equivalents	$33,079	$28,845	$37,673
Unused portion of revolving credit agreement (1)	289,000	263,000	235,000
Total liquidity	$322,079	$291,845	$272,673

Net income	$24,494	$2,420	$18,241
Net cash provided by operating activities	$50,475	$74,043	$110,188

(1)	As of March 31, 2019, we had outstanding borrowings of $11.0 million under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of March 31, 2019, our cash and cash equivalents balance of $33.1 million compares to $28.8 million as of March 31, 2018.

Our outstanding borrowings under our revolving credit agreement was $11.0 million as of March 31, 2019 compared to $37.0 million as of March 31, 2018.

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

We believe that our cash and cash equivalents and marketable securities on hand at March 31, 2019, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2019, 2018, and 2017 (in thousands):

	Fiscal Year Ended March 31,
	2019	2018	2017
Net income	$24,494	$2,420	$18,241
Non-cash expenses	66,652	64,833	62,147
Cash from net income, as adjusted	$91,146	$67,253	$80,388
Change in contract assets and liabilities, net	(4,943)	847	(5,493)
Change in accounts receivable	(6,178)	(5,409)	5,535
Change in other assets and liabilities	(29,550)	11,352	29,758
Net cash provided by operating activities	$50,475	$74,043	$110,188

For the year ended March 31, 2019, cash provided by operating activities decreased $23.6 million compared to the prior year period, which was primarily attributed to a decrease of $40.9 million from net changes in other assets and liabilities and a decrease of $6.6 million from net changes in accounts receivable and contract balances, offset by an increase of $23.9 million due to higher net income, as adjusted for non-cash expenses. The net decrease in cash from changes in other assets and liabilities was mostly related to the current year settlement of the Federal Securities Class Action complaint that was accrued in the prior year and higher capitalization of commissions costs associated with the adoption of ASC 606 (refer to Note 3, "Revenue from Contracts with Customers" of our notes to consolidated financial statements included elsewhere in this Report for additional information), which was partially offset by a net increase in cash from changes in income taxes receivable and payable.

For the year ended March 31, 2018, cash provided by operating activities decreased $36.1 million compared to the year ended March 31, 2017. The decrease in cash flows was primarily due to a decrease of $18.4 million from net changes in other assets and liabilities, of which $43.3 million was associated with changes in income taxes receivable and payable, offset by an accrual of $19.0 million for a preliminary settlement of the Federal Securities Class Action complaint (refer to Note 14, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for additional information), and higher deferred rents and accruals for remaining lease obligations of our vacated properties. Net cash provided from net income, as adjusted for non-cash expenses, decreased $13.1 million primarily due to $15.8 million decrease in net income, offset by higher non-cash expenses during the year ended March 31, 2018. The increase in non-cash expenses was driven by changes in deferred taxes, higher share-based compensation, and impairment of assets recorded during the year ended March 31, 2018, offset by lower amortization of previously capitalized software costs, and lower non-cash expense associated with changes in the fair value of contingent consideration liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2019, 2018, and 2017 was $25.5 million, $91.5 million, and $11.4 million, respectively. The $66.0 million net decrease in cash used in investing activities for the year ended March 31, 2019 compared to the prior year is primarily due to $62.9 million of cash paid (net of cash acquired) for the acquisitions of Entrada, EagleDream and Inforth in the prior year and a $4.8 million decrease in additions to equipment and improvements, partially offset by a $1.7 million increase in additions to capitalized software associated with the development of new products and enhancement of existing products.

The $80.1 million net increase in cash used in investing activities for the year ended March 31, 2018 compared to the year March 31, 2017 is primarily due to $62.9 million of cash paid (net of cash acquired) for the acquisitions of Entrada, EagleDream and Inforth, $10.6 million increase in additions to capitalized software associated with the development of new products and enhancement of existing products, $9.3 million lower proceeds from sales of marketable securities, offset by a $2.4 million decrease in additions to equipment and improvements.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended March 31, 2019 was $21.6 million compared to net cash provided by financing activities of $6.1 million in the prior year. The increase in cash used by financing activities is due to $26.0 million in net repayments on our revolving credit facility, comprised of $52.0 million of principal repayments and $26.0 million of additional borrowings, which was partially offset by $4.4 million of net proceeds from the issuance of shares under employee plans. In comparison, during the prior year, we had net borrowings of $22.0 million on our revolving credit facility and $4.0 million of net proceeds from the issuance of shares under employee plans, which was partially offset by $18.8 million paid to settle the contingent consideration liability related to the acquisition of HealthFusion and $1.1 million of debt issuance costs paid related to the amendment of our revolving credit agreement.

Net cash provided by financing activities for the year ended March 31, 2018 was $6.1 million compared to net cash used in financing activities of $88.7 million for the year ended March 31, 2017. The increase in cash provided by financing activities relates to $22.0 million in net cash provided by our revolving credit facility, including $50.0 million of additional borrowings and $28.0 million of principal repayments, compared to repayments of $90.0 million on our line of credit during the year ended March 31, 2017. In addition, we received $4.0 million from the issuance of shares under employee stock plans, net of taxes paid for the net share settlement of equity awards. The increase in cash provided by financing activities was partially offset by the payment of $18.8 million for the settlement of our contingent consideration liability and payments of $1.1 million in debt issuance costs.

Contractual Obligations

As of March 31, 2019, we had minimum purchase commitments of $30.4 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our other significant contractual obligations at March 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2020	2021	2022	2023	2024	2025 and beyond
Operating lease obligations	$53,477	$9,615	$9,781	$9,503	$9,194	$7,438	$7,946
Remaining lease obligations for vacated properties (1)	3,383	896	920	658	466	292	151
Line of credit obligations (Note 9)	11,000	—	—	—	11,000	—	—
Total	$67,860	$10,511	$10,701	$10,161	$20,660	$7,730	$8,097

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, and portions of Horsham and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 15, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.3 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of March 31, 2019 was $5.9 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of March 31, 2019 was $2.9 million, which is not included in the table above as the timing of expected payments is not determinable.

New Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019 and March 31, 2018, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of March 31, 2019 and March 31, 2018, we had $11.0 million and $37.0 million, respectively, in outstanding borrowings under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of March 31, 2019 would result in a corresponding change in our annual interest expense of approximately $0.1 million. Refer to Note 9, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of March 31, 2019 and March 31, 2018, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2019, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and principal accounting officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 in making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2019 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of March 31, 2019 and 2018	50

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2019, 2018 and 2017	51

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2019, 2018 and 2017	52

Consolidated Statements of Cash Flows — Years Ended March 31, 2019, 2018 and 2017	53

Notes to Consolidated Financial Statements	54

(2) The following supplementary financial statement schedule of NextGen Healthcare, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts — Years Ended March 31, 2019, 2018 and 2017	81

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	45

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	11-Jan-96

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	14-Jun-05

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	11-Oct-05

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	6-Mar-06

3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	6-Oct-11

3.6	Restated Articles of Incorporation of NextGen Healthcare, Inc., filed with the Secretary of State of California effective September 6, 2018		8-K	2.1	10-Sep-18

3.7	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	31-Oct-08

3.8	Amended and Restated Bylaws of NextGen Healthcare, Inc., effective September 6, 2018		8-K	3.2	10-Sep-18

10.1	Agreement and Plan of Merger, dated September 6, 2018, to change the name of Quality Systems, Inc. to NextGen Healthcare, Inc.		8-K	2.1	10-Sep-18

10.2	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	30-Oct-15

10.3	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	12-Apr-17

10.4	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis		8-K	2.1	1-Aug-17

10.5	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	29-Jan-16

10.6	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		8-K	10.1	4-Apr-18

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.7*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	1-Jul-11

10.8*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	5-Jun-07

10.9*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	5-Jun-07

10.10*	Form of Outside Director's Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.1	15-Aug-11

10.11*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.2	28-May-13

10.12*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		10-K	10.17	29-May-14

10.13*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program		8-K	10.2	2-Feb-10

10.14*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	14-Aug-15

10.15*	Quality Systems, Inc. Amended 2015 Equity Incentive Plan		8-K	10.1	23-Aug-17

10.16*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	14-Aug-15

10.17*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	14-Aug-15

10.18*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	14-Aug-15

10.19*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	3-Jan-17

10.20*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	3-Jan-17

10.21*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	27-Jun-14

10.22*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	4-Jun-15

10.23*	Executive Employment Agreement Addendum, dated as of January 22, 2019, between NextGen Healthcare, Inc. and John R. Frantz		8-K	10.1	23-Jan-19

10.24*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	28-Jan-16

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.25*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	18-Feb-16

10.26*	Employment Offer Letter, dated February 16, 2016, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	1-Dec-17

10.27*	Form of Change of Control Severance Agreement, entered into with the Company's named executive officers effective December 27, 2016.		8-K	10.1	3-Jan-17

10.28*	Separation Agreement, dated as of January 21, 2019, between NextGen Healthcare, Inc. and Scott Bostick		8-K	10.2	23-Jan-19

10.29*	Quality Systems, Inc, FY2019 Director Compensation Plan		8-K	10.1	16-Aug-18

10.30*	Form of Indemnification Agreement (Directors and Officers)		8-K	10.1	28-Jan-13

10.31*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	30-May-13

10.32*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	17-Jul-13

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

*	This exhibit is a management contract or a compensatory plan or arrangement.
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
James R. Arnold
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: May 28, 2019

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

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 28, 2019
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 28, 2019
Craig A. Barbarosh

/s/ John R. Frantz	Chief Executive Officer (Principal Executive Officer) and Director	May 28, 2019
John R. Frantz

/s/ James R. Arnold	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2019
James R. Arnold

/s/ George H. Bristol	Director	May 28, 2019
George H. Bristol

/s/ Julie D. Klapstein	Director	May 28, 2019
Julie D. Klapstein

/s/ James C. Malone	Director	May 28, 2019
James C. Malone

/s/ Morris Panner	Director	May 28, 2019
Morris Panner

/s/ Sheldon Razin	Chairman Emeritus and Director	May 28, 2019
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	May 28, 2019
Lance E. Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NextGen Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NextGen Healthcare, Inc. and its subsidiaries (the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of net income and comprehensive income, statements of shareholders’ equity, and statements of cash flows for each of the three years in the period ended March 31, 2019, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in fiscal 2019 and the manner in which it accounts for restricted cash in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Irvine, California
May 28, 2019

We have served as the Company’s auditor since 2009.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$33,079	$28,845
Restricted cash and cash equivalents	1,443	2,373
Accounts receivable, net	87,459	84,962
Contract assets	13,242	—
Inventory	120	180
Income taxes receivable	3,682	8,122
Prepaid expenses and other current assets	20,826	17,180
Total current assets	159,851	141,662
Equipment and improvements, net	21,404	26,795
Capitalized software costs, net	37,855	26,318
Deferred income taxes, net	6,194	9,219
Contract assets, net of current	3,747	—
Intangibles, net	52,595	74,091
Goodwill	218,771	218,875
Other assets	32,478	18,795
Total assets	$532,895	$515,755
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,432	$4,213
Contract liabilities	56,009	54,079
Accrued compensation and related benefits	25,663	27,910
Income taxes payable	64	73
Other current liabilities	41,064	48,317
Total current liabilities	128,232	134,592
Contract liabilities, net of current	—	1,173
Deferred compensation	5,905	6,086
Line of credit	11,000	37,000
Other noncurrent liabilities	11,812	13,494
Total liabilities	156,949	192,345
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 64,838 and 63,995 shares at March 31, 2019 and March 31, 2018, respectively	648	640
Additional paid-in capital	264,908	244,462
Accumulated other comprehensive loss	(1,231)	(400)
Retained earnings (1)	111,621	78,708
Total shareholders' equity	375,946	323,410
Total liabilities and shareholders' equity	$532,895	$515,755

(1) Includes cumulative effect adjustment related to the adoption of ASC 606, as defined in Note 3. See Note 3 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2019	2018	2017
Revenues:
Recurring	$473,921	$476,214	$448,325
Software, hardware, and other non-recurring	55,252	54,805	61,299
Total revenues	529,173	531,019	509,624
Cost of revenue:
Recurring	191,496	194,360	179,245
Software, hardware, and other non-recurring	26,711	25,085	26,109
Amortization of capitalized software costs and acquired intangible assets	28,490	22,090	17,780
Total cost of revenue	246,697	241,535	223,134
Gross profit	282,476	289,484	286,490
Operating expenses:
Selling, general and administrative	164,879	193,226	163,623
Research and development costs, net	80,994	81,259	78,341
Amortization of acquired intangible assets	4,344	7,810	10,435
Impairment of assets	—	3,757	—
Restructuring costs	640	611	7,078
Total operating expenses	250,857	286,663	259,477
Income from operations	31,619	2,821	27,013
Interest income	216	55	14
Interest expense	(2,814)	(3,323)	(3,156)
Other income (expense), net	267	37	(262)
Income (loss) before provision for (benefit of) income taxes	29,288	(410)	23,609
Provision for (benefit of) income taxes	4,794	(2,830)	5,368
Net income	$24,494	$2,420	$18,241
Other comprehensive income:
Foreign currency translation, net of tax	(831)	(42)	80
Unrealized gain on marketable securities, net of tax	—	—	43
Comprehensive income	$23,663	$2,378	$18,364
Net income per share:
Basic	$0.38	$0.04	$0.30
Diluted	$0.38	$0.04	$0.29
Weighted-average shares outstanding:
Basic	64,417	63,435	61,818
Diluted	64,600	63,440	62,010

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2016	60,978	610	211,262	57,986	(481)	269,377
Common stock issued under stock plans, net of shares withheld for taxes	1,043	11	1,299	—	—	1,310
Common stock issued for earnout settlement	434	4	9,269	—	—	9,273
Tax benefit related to stock options	—	—	(879)	—	—	(879)
Stock-based compensation	—	—	7,598	—	—	7,598
Components of other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	43	43
Translation adjustments	—	—	—	—	80	80
Net income	—	—	—	18,241	—	18,241
Balance, March 31, 2017	62,455	625	228,549	76,227	(358)	305,043
Common stock issued under stock plans, net of shares withheld for taxes	1,540	15	3,818	—	—	3,833
Stock-based compensation	—	—	12,196	—	—	12,196
Cumulative effect adjustment related to the adoption of ASU 2016-09	—	—	(101)	61	—	(40)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(42)	(42)
Net income	—	—	—	2,420	—	2,420
Balance, March 31, 2018	63,995	640	244,462	78,708	(400)	323,410
Common stock issued under stock plans, net of shares withheld for taxes	843	8	4,344	—	—	4,352
Stock-based compensation	—	—	16,102	—	—	16,102
Cumulative effect adjustment related to the adoption of ASC 606 (1)	—	—	—	8,419	—	8,419
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(831)	(831)
Net income	—	—	—	24,494	—	24,494
Balance, March 31, 2019	64,838	$648	$264,908	$111,621	$(1,231)	$375,946

(1) Includes cumulative effect adjustment related to adoption of ASC 606, as defined in Note 3. See Note 3 for additional details.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$24,494	$2,420	$18,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,298	10,498	10,080
Amortization of capitalized software costs	11,338	6,518	7,892
Amortization of other intangibles	21,496	23,380	22,462
Amortization and write-off of debt issuance costs	710	1,610	1,076
Provision for bad debts	5,644	5,913	5,082
Provision for (recovery of) inventory obsolescence	(10)	51	418
Share-based compensation	16,102	12,297	7,598
Deferred income taxes	245	312	(129)
Excess tax deficiency (benefit) from share-based compensation	(365)	328	—
Change in fair value of contingent consideration	1,000	—	4,247
Restructuring costs, net of amounts paid	—	—	2,891
Impairment of assets	—	3,757	—
Loss on disposal of equipment and improvements	194	169	530
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(6,178)	(5,409)	5,535
Contract assets	(812)	—	—
Inventory	70	(73)	(21)
Accounts payable	1,070	(1,232)	(6,590)
Contract liabilities	(4,131)	847	(5,493)
Accrued compensation and related benefits	(2,992)	2,228	5,237
Income taxes	4,049	(8,530)	34,740
Deferred compensation	(181)	(543)	272
Other assets and liabilities	(31,566)	19,502	(3,880)
Net cash provided by operating activities	50,475	74,043	110,188
Cash flows from investing activities:
Additions to capitalized software costs	(20,571)	(18,865)	(8,249)
Additions to equipment and improvements	(4,952)	(9,801)	(12,165)
Proceeds from sales and maturities of marketable securities	—	—	9,291
Payments for acquisitions, net of cash acquired	—	(62,867)	—
HealthFusion working capital adjustment payment	—	—	(282)
Net cash used in investing activities	(25,523)	(91,533)	(11,405)
Cash flows from financing activities:
Proceeds from line of credit	26,000	50,000	—
Repayments on line of credit	(52,000)	(28,000)	(90,000)
Payment of debt issuance costs	—	(1,105)	—
Payment of contingent consideration related to acquisitions	—	(18,817)	—
Proceeds from issuance of shares under employee plans	7,533	4,889	1,310
Payments for taxes related to net share settlement of equity awards	(3,181)	(848)	—
Net cash provided by (used in) financing activities	(21,648)	6,119	(88,690)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,304	(11,371)	10,093
Cash, cash equivalents, and restricted cash at beginning of period	31,218	42,589	32,496
Cash, cash equivalents, and restricted cash at end of period	$34,522	$31,218	$42,589

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,570	$6,379	$4,800
Cash refunds from income taxes	675	1,874	29,575
Cash paid for interest	1,819	1,953	1,958
Common stock issued for settlement of share-based contingent consideration	—	—	9,273
Non-cash investing and financing activities:
Non-cash additions to capitalized software	$2,304	$—	$—
Accrued purchases of equipment and improvements	149	72	82

The accompanying notes are an integral part of these consolidated statements.

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1. Organization of Business

Description of Business

NextGen Healthcare is a leading provider of ambulatory-focused healthcare software and services solutions. In pursuit of our mission to empower the transformation of ambulatory care, we provide innovative technology-based solutions that help our clients succeed while they are managing more complexity and assuming greater financial risk.

Our clients span the ambulatory care market from small single specialty practices to larger multi-specialty organizations. We have fully integrated our solutions so that our clients are able to provide their patients with comprehensive services utilizing a single platform. Our highly interoperable platform allows ambulatory practices to thrive especially in complex, heterogeneous healthcare communities where frictionless clinical data exchange is required to coordinate and optimize patient care.

NextGen Healthcare has historically enhanced our solutions through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. The integration of these acquired technologies have made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

The Company was incorporated in California in 1974. Previously named Quality Systems, Inc., the Company changed its corporate name to NextGen Healthcare, Inc. in September 2018. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

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

Business Segments. We determined that the Company operates in one segment as of June 30, 2017 and continues to operate in one segment through the end of the fiscal year ended March 31, 2019. We made such determination by first identifying our Chief Executive Officer as our chief operating decision maker ("CODM") and considering the measures used by our CODM to allocate resources. Our CODM utilizes consolidated revenue and consolidated operating results to assess performance and make decisions about allocation of resources.

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

Revenue Recognition. We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. ASC 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Refer to Note 3, "Revenue from Contracts with Customers" for additional information regarding our revenue recognition policies under ASC 606.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. At March 31, 2019 and March 31, 2018, we had cash and cash equivalents of $33,079 and $28,845, respectively. We also had cash deposits held at United States banks and financial institutions at March 31, 2019 of which $32,746 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.

Money market funds in which we hold a portion of our excess cash are invested in very high grade commercial and governmental instruments, and therefore bear low market risk.

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

Accounts Receivable Reserves. We maintain reserves for potential sales returns and uncollectible accounts receivable. Accounts receivable are reported net of uncollectible accounts receivable on our consolidated balance sheets. Subsequent to the adoption of ASC 606 as of April 1, 2018, sales return reserves are classified as other current liabilities on our consolidated balance sheets.

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

Depreciation expense related to our equipment and improvements was $10,298, $10,498, and $10,080 for the years ended March 31, 2019, 2018, and 2017, respectively.

Capitalized Software Costs. Software development costs, consisting primarily of employee salaries and benefits and certain third party costs, incurred in the research and development of new software products and enhancements to existing software products for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, additional external-sale software development costs are capitalized. Amortization of capitalized software is recorded using the greater of the ratio of current revenues to the total of current and expected revenues of the related product or the straight-line method over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.

We also incur costs to develop software applications for our internal-use and costs for the development of software-as-a-service ("SaaS") based products sold to our clients. The development costs of our SaaS-based products are considered internal-use for accounting purposes. Our internal-use capitalized costs are stated at cost and amortized using the straight-line method over the estimated useful lives of the assets, which is typically three years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for developing SaaS-based products are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for developing our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.

We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If a determination is made that capitalized amounts are not recoverable based on the estimated net cash flows to be generated from sales of the applicable software product, the amount by which the unamortized capitalized costs of a software product exceed the net realizable value is written off as a charge to earnings. The net realizable value is the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. In addition to the assessment of net realizable value, we routinely review and adjust, if necessary, the remaining estimated lives of our capitalized software costs. Additionally, we perform a periodic review of our clients’ usage of our software products and dispose of fully amortized capitalized software costs after such products are determined to be no longer used by our clients.

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

Long-Lived Assets. We assess our long-lived assets for potential impairment periodically or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If necessary, recoverability of the assets is evaluated based on the future undiscounted cash flows expected to result from the use of the related assets compared to the carrying value of such assets. If impairment is deemed to have occurred, a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting the estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our long-lived assets and record adjustments, if deemed necessary.

Income Taxes. Income taxes are provided based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, we assess the realizable value of deferred tax assets based on, among other things, estimates of future taxable income and adjust the related valuation allowance as necessary. We make a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. The assumptions and estimates consider the taxing jurisdiction in which we operate as well as current tax regulations. Accruals are established for estimates of tax effects for certain transactions and future projected profitability based on our interpretation of existing facts and circumstances.

Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $8,226, $9,073, and $7,111 for the years ended March 31, 2019, 2018, and 2017, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2019	2018	2017
Earnings per share — Basic:
Net income	$24,494	$2,420	$18,241
Weighted-average shares outstanding — Basic	64,417	63,435	61,818
Net income per common share — Basic	$0.38	$0.04	$0.30

Earnings per share — Diluted:
Net income	$24,494	$2,420	$18,241
Weighted-average shares outstanding	64,417	63,435	61,818
Effect of potentially dilutive securities	183	5	192
Weighted-average shares outstanding — Diluted	64,600	63,440	62,010
Net income per common share — Diluted	$0.38	$0.04	$0.29

The computation of diluted net income per share does not include 1,963, 2,984 and 2,999 options for the years ended March 31, 2019, 2018, and 2017, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the fiscal year ended March 31, 2019, 2018, and 2017:

	Fiscal Year Ended March 31,
	2019	2018	2017
Costs and expenses:
Cost of revenue	$1,252	$938	$514
Research and development costs	2,919	2,038	973
Selling, general and administrative	11,931	9,220	6,111
Total share-based compensation	16,102	12,196	7,598
Income tax benefit	(3,859)	(4,125)	(2,637)
Decrease in net income	$12,243	$8,071	$4,961

Recently Adopted Accounting Pronouncements.  Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 118 (“SAB 118”) to Accounting Standards Codification 740. SAB 118 was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of the United States Tax Reform under the Tax Cuts and Jobs Act (“TCJA”). We have evaluated the potential impacts of SAB 118 and have applied this guidance to our consolidated financial statements and related disclosures (see Note 11).

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

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Although it does not provide a definition of restricted cash or restricted cash equivalents, it states that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of this new standard resulted in a decrease to net cash provided by operating activities of $930 and $2,543 for the years ended March 31, 2019 and 2018, respectively.

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

In May 2014, the FASB, along with the International Accounting Standards Board, issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASC 606"), which supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”). We adopted ASC 606 and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption (see Note 3).

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

We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements. We expect to implement the new lease guidance, including all related updates, when it becomes effective for us on April 1, 2019 using the cumulative-effect adjustment transition method, which is the additional transition method described within ASU 2018-11, Leases (Topic 842): Targeted Improvements, issued by the FASB in July 2018. We are currently in the process of implementing changes to our policies, processes, and internal controls over financial reporting to meet the requirements under the new guidance related to identifying and measuring right-of-use assets and lease liabilities, including related disclosures. In addition to evaluating each of our existing facility lease arrangements, we have also reviewed other contractual arrangements to determine if any other leases exist within the scope of the new lease guidance or whether our arrangements contain any embedded leases. While we continue to assess the impact of the new lease guidance on our consolidated financial statements, we currently expect to record right-of-use assets of approximately $39 million and lease liabilities of approximately $51 million and a reduction to other current and noncurrent liabilities of approximately $12 million as a result of the adoption of the new lease guidance. We also currently do not expect the adoption of the new lease guidance to have a significant impact on our consolidated statements of comprehensive income.

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

The impact of the adoption of ASC 606 on our consolidated balance sheet and consolidated statements of net income and comprehensive income for the year ended March 31, 2019, assuming that the previous revenue recognition guidance in ASC 605 had been in effect, is summarized as follows:

	March 31, 2019
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
ASSETS
Accounts receivable, net	$87,459	$1,220	$88,679
Contract assets	13,242	(13,242)	—
Income taxes receivable	3,682	409	4,091
Prepaid expenses and other current assets	20,826	692	21,518
Deferred income taxes, net	6,194	4,457	10,651
Contract assets, net of current	3,747	(3,747)	—
Other assets	32,478	(12,611)	19,867

LIABILITIES
Contract liabilities	56,009	(1,348)	54,661
Accrued compensation and related benefits	25,663	712	26,375
Other current liabilities	41,064	(7,838)	33,226
Contract liabilities, net of current	—	888	888

SHAREHOLDERS' EQUITY
Retained earnings	111,621	(15,236)	96,385

	Fiscal Year Ended March 31, 2019
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$473,921	$(430)	$473,491
Software, hardware, and other non-recurring	55,252	(1,448)	53,804
Total revenue	529,173	(1,878)	527,295
Total cost of revenue	246,697	159	246,856
Gross profit	282,476	(2,037)	280,439
Operating expenses:
Selling, general and administrative	164,879	6,762	171,641
Research and development costs, net	80,994	—	80,994
Amortization of acquired intangibles	4,344	—	4,344
Restructuring costs	640	—	640
Total operating expenses	250,857	6,762	257,619
Income from operations	31,619	(8,799)	22,820
Interest and other income, net	(2,331)	—	(2,331)
Income before provision for income taxes	29,288	(8,799)	20,489
Provision for income taxes	4,794	(1,982)	2,812
Net income	$24,494	$(6,817)	$17,677

As of March 31, 2019, the reported balances include the cumulative effect adjustments of adopting ASC 606.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Fiscal Year Ended March 31,
	2019	2018	2017
Recurring revenues:
Subscription services	$117,502	$106,325	$94,118
Support and maintenance	160,798	163,805	158,802
Managed services	98,203	113,311	106,454
Electronic data interchange and data services	97,418	92,773	88,951
Total recurring revenues	473,921	476,214	448,325

Software, hardware, and other non-recurring revenues:
Software license and hardware	35,122	34,017	44,145
Other non-recurring services	20,130	20,788	17,154
Total software, hardware and other non-recurring revenues	55,252	54,805	61,299

Total revenues	$529,173	$531,019	$509,624

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $451,100, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 45% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual licenses, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next 12 months.

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

Capitalized commissions costs were $19,597 as of March 31, 2019, of which $4,816 is current and included as prepaid expenses and other current assets and $14,781 is long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. During the year ended March 31, 2019, we recognized $6,292 of commissions expense primarily related to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statement of comprehensive income.

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2019 and March 31, 2018:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$33,079	$33,079	$—	$—
Restricted cash and cash equivalents	1,443	1,443	—	—
	$34,522	$34,522	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$28,845	$28,845	$—	$—
Restricted cash and cash equivalents	2,373	2,373	—	—
	$31,218	$31,218	$—	$—

(1)	Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the year ended March 31, 2019:

Total Liabilities
Balance at March 31, 2018	$—
Fair value adjustments	1,000
Balance at March 31, 2019	$1,000

The contingent liability as of March 31, 2019 relates to the acquisition of Inforth Technologies (see Note 5). The categorization of the framework used to measure fair value of the contingent consideration liability was considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We had assessed the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period were reflected in the consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable bookings targets that were not observable in the market. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

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

During the year ended March 31, 2018, we recorded an impairment of $3,757 to our acquired trade names intangible assets, which was the result of the elimination of certain legacy brand and trade names due to the launching of our new branding, identity, and corporate logo intended to reflect our expanded health technology portfolio following years of recent acquisitions. During the years ended March 31, 2019 and 2018, we also recorded certain measurement period adjustments to goodwill (see Note 5).

5. Business Combinations

On January 31, 2018, we completed the acquisition of Inforth Technologies, LLC ("Inforth") pursuant to the Membership Interest Purchase Agreement, dated January 31, 2018. Headquartered in Traverse City, MI, Inforth was one of our premier clinical content and technical services partners specializing in comprehensive solutions for physician practices. The purchase price of Inforth totaled $4,337 and was funded by cash flows from operations. The acquisition of Inforth also included contingent consideration up to an additional $4,000 of cash in the form of an earnout, subject to Inforth achieving certain applicable bookings targets through March 31, 2020. The initial estimated fair value of the contingent consideration was zero based on a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected Inforth applicable bookings. As of March 31, 2019, the fair value of the contingent consideration was $1,000 (see Note 4).

On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger, dated July 31, 2017. Headquartered in Rochester, NY, EagleDream provides cloud-based analytics that drives meaningful insight across clinical, financial and administrative data to optimize practice performance. The purchase price of EagleDream totaled $25,609, which included certain working capital and other customary adjustments, and was partially funded by a draw against our revolving credit agreement (see Note 9).

On April 14, 2017, we completed our acquisition of Entrada, Inc. ("Entrada") pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017. Based in Nashville, TN, Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. The acquisition of Entrada and its cloud-based, mobile application is part of our commitment to deliver systematic solutions that meet its clients' transforming work requirements to become increasingly nimble and mobile. The purchase price of Entrada totaled $33,958, which included certain working capital and other customary adjustments and was primarily funded by a draw against our revolving credit agreement (see Note 9).

We accounted for the acquisitions noted above as purchase business combinations using the acquisition method of accounting. The purchase price allocations of the Inforth, EagleDream, and Entrada acquisitions are considered final.

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates. Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of Inforth is considered deductible for tax purposes, and goodwill arising from the acquisitions of EagleDream and Entrada are not deductible for tax purposes.

The final purchase price for the acquisitions of Inforth, EagleDream, and Entrada are summarized as follows:

	Inforth	EagleDream	Entrada
Initial purchase price	$4,000	$26,000	$34,000
Settlement of pre-existing net liabilities	337	—	—
Working capital and other adjustments	—	(391)	(42)
Total purchase price	$4,337	$25,609	$33,958

Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$25	$573	$102
Accounts receivable	6	217	1,836
Prepaid expense and other current assets	—	20	145
Equipment and improvements	—	—	163
Capitalized software costs	—	—	364
Deferred income tax asset	—	—	117
Accounts payable	—	(115)	(639)
Accrued compensation and related benefits	(49)	(691)	(120)
Deferred revenues	—	(394)	(234)
Deferred income tax liability	—	(1,707)	—
Other liabilities	(22)	(122)	(444)
Total net tangible assets acquired and liabilities assumed	(40)	(2,219)	1,290
Fair value of identifiable intangible assets acquired:
Goodwill	1,177	14,428	17,268
Software technology	3,200	12,800	10,500
Customer relationships	—	600	3,300
Trade name	—	—	1,600
Total identifiable intangible assets acquired	4,377	27,828	32,668
Total purchase price	$4,337	$25,609	$33,958

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

6. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our qualitative assessment for the current fiscal year, we have determined that there was no impairment to our goodwill as of June 30, 2018. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the years ended March 31, 2019 and March 31, 2018, we did not identify any events or circumstances that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of March 31, 2019 was $218,771. The carrying amount of goodwill as of March 31, 2018 was $218,875. During the year ended March 31, 2018, we recorded certain measurement period adjustments to goodwill (see Note 5).

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

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2019
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(39,875)	(56,290)	(96,165)
Net intangible assets	$14,575	$38,020	$52,595

	March 31, 2018
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(35,531)	(39,138)	(74,669)
Net intangible assets	$18,919	$55,172	$74,091

Amortization expense related to customer relationships and contracts recorded as operating expenses in the consolidated statements of net income and comprehensive income was $4,344, $7,810, and $10,435 for the years ended March 31, 2019, 2018 and 2017, respectively. Amortization expense related to software technology recorded as cost of revenue was $17,152, $15,570, and $12,027 for the years ended March 31, 2019, 2018, and 2017, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2019:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2020	$3,460	$17,151	$20,611
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,761	3,627
2024	1,548	180	1,728
2025 and beyond	2,625	180	2,805
Total	$14,575	$38,020	$52,595

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	March 31, 2019	March 31, 2018
Gross carrying amount	$59,782	$50,361
Accumulated amortization	(21,927)	(24,043)
Net capitalized software costs	$37,855	$26,318

During the year ended March 31, 2019, we retired $13,453 of fully amortized capitalized software costs that are no longer being utilized by our client base. Amortization expense related to capitalized software costs was $11,338, $6,518, and $7,892 for the years ended March 31, 2019, 2018, and 2017, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2019. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2020	$19,000
2021	11,800
2022	6,300
2023	755
Total	$37,855

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

The revolving loans under the Credit Agreement are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents and sale and leaseback transactions. The Credit Agreement also requires us to maintain (1) a maximum net leverage ratio of 3.00 to 1.00 and (2) a minimum fixed charge coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter through the term of the loan. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2019.

As of March 31, 2019, we had $11,000 in outstanding loans and $289,000 of unused credit under the Credit Agreement. As of March 31, 2018, we had $37,000 in outstanding loans and $263,000 of unused credit under the Original Credit Agreement. The interest rates as of March 31, 2019 and 2018 was approximately 4.0% and 3.1%, respectively.

During the years ended March 31, 2019, 2018, and 2017 we recorded $2,055, $1,812, and $1,899 of interest expense (excluding amortization of deferred debt issuance costs), respectively, and the weighted average interest rates were approximately 3.7%, 2.8%, and 2.4% respectively.

As of March 31, 2019, total unamortized debt issuance costs were $2,834. Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of March 31, 2018, total unamortized debt issuance costs were $3,549, which included $1,105 of additional costs related to the Credit Agreement, and net of $536 unamortized debt issuance costs that were written off in connection with amending the Original Credit Agreement. During the years ended March 31, 2019, 2018, and 2017, we recorded $710, $1,610, and $1,076, respectively, in amortization of deferred debt issuance costs.

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

	March 31, 2019	March 31, 2018
Accounts receivable, gross	$93,513	$94,358
Sales return reserve	—	(5,520)
Allowance for doubtful accounts	(6,054)	(3,876)
Accounts receivable, net	$87,459	$84,962

Inventory is comprised of finished goods of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2019	March 31, 2018
Prepaid expenses	$15,548	$13,865
Capitalized commissions costs	4,816	2,828
Other current assets	462	487
Prepaid expenses and other current assets	$20,826	$17,180

Equipment and improvements are summarized as follows:

	March 31, 2019	March 31, 2018
Computer equipment	$28,923	$27,347
Internal-use software	17,084	15,804
Furniture and fixtures	11,660	11,432
Leasehold improvements	15,150	16,016
Equipment and improvements, gross	72,817	70,599
Accumulated depreciation and amortization	(51,413)	(43,804)
Equipment and improvements, net	$21,404	$26,795

Other assets are summarized as follows:

	March 31, 2019	March 31, 2018
Capitalized commission costs	$14,781	$1,394
Deposits	5,318	4,666
Debt issuance costs	2,834	3,544
Other noncurrent assets	9,545	9,191
Other assets	$32,478	$18,795

Accrued compensation and related benefits are summarized as follows:

	March 31, 2019	March 31, 2018
Payroll, bonus and commission	$15,770	$18,120
Vacation	9,893	9,790
Accrued compensation and related benefits	$25,663	$27,910

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2019	March 31, 2018
Sales returns reserves and other customer liabilities (1)	$7,838	$—
Accrued hosting costs	4,674	1,600
Customer credit balances and deposits	3,988	4,287
Accrued consulting and outside services	3,874	4,428
Accrued royalties	3,090	1,400
Accrued employee benefits and withholdings	2,426	1,636
Accrued self insurance expense	2,225	2,145
Accrued outsourcing costs	2,128	2,898
Accrued EDI expense	2,037	2,310
Care services liabilities	1,443	2,373
Deferred rent	1,414	1,594
Contingent consideration and other liabilities related to acquisitions	1,000	—
Remaining lease obligations	782	672
Accrued legal expense	699	1,793
Sales tax payable	509	499
Accrued securities litigation settlement	—	19,000
Other accrued expenses	2,937	1,682
Other current liabilities	$41,064	$48,317

Deferred rent	$8,947	$9,902
Uncertain tax positions	1,677	2,419
Remaining lease obligations	980	962
Other liabilities	208	211
Other noncurrent liabilities	$11,812	$13,494

(1)

Subsequent to the adoption of ASC 606 as of April 1, 2018, sales return reserves and certain customer liabilities, which were previously recorded within accounts receivable, are now classified as other current liabilities on our consolidated balance sheets.

11. Income Taxes

The provision for (benefit of) income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2019	2018	2017
Current:
Federal taxes	$1,159	$(2,788)	$3,443
State taxes	(238)	(1,073)	1,556
Foreign taxes	744	678	498
Total current taxes	1,665	(3,183)	5,497
Deferred:
Federal taxes	$3,752	$2,949	$824
State taxes	(428)	(2,510)	(879)
Foreign taxes	(195)	(86)	(74)
Total deferred taxes	3,129	353	(129)
Provision for (benefit of) income taxes	$4,794	$(2,830)	$5,368

The provision for (benefit of) income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
Tax expense at United States federal statutory rate (1)	$6,150	$(129)	$8,263
Items affecting federal income tax rate:
Research and development tax credits	(4,647)	(4,179)	(2,276)
Impact of foreign operations	(304)	(365)	(402)
Compensation	(169)	620	192
Return to provision true-ups	(149)	(2,229)	(300)
Impact of valuation allowance	(33)	(101)	(212)
Acquisition expenses	(2)	304	1,336
Qualified production activities income deduction	—	(4)	(763)
Impact of deferred adjustments	132	415	(490)
Non-deductible expenses	140	98	(7)
Foreign transition tax - Tax Reform	210	1,381	—
Revaluation of deferred tax balances - Tax Reform	231	2,328	—
Impact of uncertain tax positions	375	(2,884)	311
Impact of amended returns	391	196	(1,530)
Impact of audit settlements	967	428	—
State income taxes	1,502	1,291	1,246
Provision for (benefit of) income taxes	$4,794	$(2,830)	$5,368

(1) Federal statutory rate was 21.0%, 31.5% and 35.0% for March 31, 2019, 2018 and 2017, respectively.

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2019	March 31, 2018
Deferred tax assets:
Compensation and benefits	$10,707	$8,023
Research and development credit	10,089	5,368
Deferred revenue	7,171	4,918
Net operating losses	5,320	9,729
Deferred rent	3,143	3,364
Allowance for doubtful accounts	2,156	2,267
Foreign deferred taxes	1,455	1,259
Accrued legal settlement	—	4,906
Other	690	580
Total deferred tax assets	40,731	40,414
Deferred tax liabilities:
Intangibles assets	$(15,806)	$(17,323)
Prepaid expense	(6,407)	(1,217)
Capitalized software	(4,900)	(4,854)
Accounts receivable	(2,255)	(3,340)
Accelerated depreciation	(1,606)	(1,568)
Total deferred tax liabilities	(30,974)	(28,302)
Valuation allowance	(3,563)	(2,893)
Deferred tax assets, net	$6,194	$9,219

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.

As of March 31, 2019 and March 31, 2018, we had federal net operating loss (“NOL”) carryforwards of $17,419 and $36,395, respectively. The federal NOL carryforwards were inherited in connection with our acquisitions of HealthFusion in January 2016, Gennius in March 2015, Entrada in April 2017, and EagleDream in August 2017. The NOL carryforwards expire in various amounts starting on 2029 for both federal and state tax purposes. As of March 31, 2019, we had state NOL carryforwards of approximately $1,662 (tax effected), related to the HealthFusion, Entrada, and EagleDream acquisitions state NOL tax attribute. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

As of March 31, 2019 and March 31, 2018, the research and development tax credit carryforward available to offset future federal and state taxes was $11,072 and $5,368 respectively. The credits expire in various amounts starting in fiscal 2019.

We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and NOL carryforwards for which we have recorded a valuation allowance.

Notwithstanding the United States taxation of the deemed repatriated foreign earnings as a result of the one-time Transition Tax, we intend to continue investing these earnings indefinitely outside of the United States. If we determine that all or a portion of our foreign earnings are no longer to be indefinitely reinvested, we may be subject to additional foreign withholding taxes and state income taxes in the United States beyond the Tax Reform’s one-time Transition Tax. In the event that we distribute the foreign earnings to the United States, we will incur and record foreign withholding related taxes and U.S. state taxes of approximately $2,440 and $500, respectively.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in our consolidated balance sheet, is as follows:

Balance as of March 31, 2017	$4,762
Additions for current year tax positions	217
Reductions for prior year tax positions	(2,560)
Balance as of March 31, 2018	2,419
Additions for prior year tax positions	1,405
Reductions for prior year tax positions	(930)
Balance as of March 31, 2019	$2,894

During the year ended March 31, 2019, we recorded additional net liabilities of $475 related to various federal and state tax planning benefits recorded in the current year for prior year tax positions. If recognized, the total amount of unrecognized tax benefit that would decrease the income tax provision is $2,894.

Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of comprehensive income. We had approximately $209 and $213 of accrued interest related to income tax matters as of March 31, 2019 and 2018, respectively. We recognized $19, $86, and $57 of interest related to income tax matters in the consolidated statements of net income and comprehensive income in the years ended March 31, 2019, 2018 and 2017, respectively. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.

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

•	Establishes a flat corporate income tax rate of 21% on United States earnings
•	Imposes a one-time tax on unremitted cumulative non-United States earnings of foreign subsidiaries (“Transition Tax”)
•

Imposes a new minimum tax on certain non-United States earnings, irrespective of the territorial system of taxation, and generally allows for the repatriation of future earnings of foreign subsidiaries without incurring additional United States taxes by transitioning to a territorial system of taxation (Global Intangible Low-Taxed Income or “GILTI Tax”)

•

Subjects certain payments made by a United States company to a related foreign company to certain minimum taxes, Base Erosion Anti-Abuse Tax (“BEAT”), and allows a related United States deduction of foreign activities or Foreign Derived Intangible Income Deduction (“FDII”)

•

Eliminates certain prior tax incentives for manufacturing in the United States and creates an incentive for United States companies to sell, lease or license goods and services abroad by allowing for a reduction in taxes owed on earnings from such sales

•	Allows the cost of investments in certain depreciable assets acquired and placed in service after September 27, 2017 to be immediately expensed
•	Reduces deductions with respect to certain compensation paid to specified executive officers

We are subject to the provisions of FASB Accounting Standards Codification 740-10, Income Taxes (“ASC 740”), which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The Tax Reform reduces the federal corporate tax rate from 35% to 21% and thus we have revised our estimated annual effective tax rate to reflect the change in the federal statutory rate to 21%. During fiscal year ended March 31, 2019, we filed our tax returns for the period ended March 31, 2018 and completed our review of the primary impact of the Tax Reform provisions on our deferred taxes. We consider the accounting for the effects of the rate change on our deferred tax balances to be complete and a reduction of $231 in tax measurement period changes was recorded in the current year.

Due to the complexities involved in accounting for the enactment of the Tax Reform, Staff Accounting Bulletin No. 118 (”SAB 118”) allowed us to record provisional amounts in earnings for the year ended March 31, 2018. SAB 118 provides that where reasonable estimates can be made, the provisional accounting should be based on such estimates and when no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Tax Reform. SAB 118 allowed a measurement period of up to one year from the enactment date to identify Tax Reform impacts.  During the fiscal year ended March 31, 2019, we completed our analysis of the Tax Reform on our consolidated financial statements and recorded a net tax benefit in the tax provision. Additionally, our United States tax returns for the period ended March 31, 2018 were filed in December 2018 and any changes to the tax positions for temporary differences compared to the estimates used resulted in an adjustment of the estimated tax expense recorded as of March 31, 2018.  As a result, the Company’s accounting for the ultimate income tax effects of the Tax Act has been finalized and the measurement period under SAB 118 ended during the nine months ended December 31, 2018. Despite the completion of our accounting for the Tax Reform under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels.  We will continue to monitor and assess the impact of any new developments.

The Tax Reform also required a one-time Transition Tax based on total post-1986 foreign cumulative earnings and profits previously deferred from United States federal taxation, which was reasonably estimated and recorded as a one-time income tax expense of $1,381 at March 31, 2018. During fiscal year ended March 31, 2019, we completed our accounting analysis of the cumulative foreign earnings and Transitional Tax liability under the Tax Reform. A net reduction of $793 to the provisional transition tax amounts previously reported under SAB 118 was included during the nine months ended December 31, 2018. The Transition Tax amount of $8,345 for the cumulative undistributed earnings of our foreign subsidiary has been included in our computation of the Transition Tax. The net reduction of Transition Tax was due primarily to the utilization of additional foreign tax credits. We filed our corporate tax returns during the quarter and utilized available net operating losses to fully offset the Transition Tax.

The Tax Reform also includes a GILTI Tax, requiring inclusion of certain non-United States earnings effective April 1, 2018. The GILTI inclusion has been estimated and included in the effective tax rate used for the tax provision recorded for fiscal year ended March 31, 2019. As there are substantial uncertainties in the interpretations of GILTI and other related new tax reform, BEAT and FDII, we will continue to evaluate the impact of the GILTI provisions under the Tax Reform, which are complex and subject to continuing regulatory interpretation by the United States Internal Revenue Service. We are required to make an accounting policy election of either (1) treating taxes due on future United States inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. The Company made an accounting policy election to account for GILTI as a component of tax expense in the period in which we are subject and therefore will not provide any deferred tax impacts of GILTI in our consolidated financial statements for the year ended March 31, 2019. The Company has concluded on the policy of tax law ordering for reflecting the realization of the net operating losses related to GILTI as a permanent adjustment. The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not presently expect that it will be subject to the minimum tax imposed by the BEAT. The Tax Reform legislation includes various other provisions with effective dates beginning April 1, 2018 and beyond. For other changes that impact business related income, exclusions, deductions and credits with effective dates for our fiscal year beginning after April 1, 2019, we will continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Reform.

12. Employee Benefit Plans

We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the Internal Revenue Service limit per year based on the Internal Revenue Code. The annual contribution is determined by a formula set by our Board of Directors ("Board") and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board. Contributions of $5,206, $4,205 and $2,735 were made by the Company to the 401(k) plan for the years ended March 31, 2019, 2018, and 2017, respectively.

We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $5,905 and $6,086 at March 31, 2019 and 2018, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $9,546 and $8,890 at March 31, 2019 and 2018, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $71, $66 and $65 to the Deferral Plan for the years ended March 31, 2019, 2018, and 2017, respectively.

13. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2019, there were 349,320 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of March 31, 2019, there were 2,817,205 outstanding options, 1,715,958 outstanding shares of restricted stock awards, 46,374 outstanding shares of performance stock awards, and 6,110,719 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the years ended March 31, 2019, 2018, and 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2016	2,447,286	$19.55	6.3	$574
Granted	1,146,500	11.30	7.2
Forfeited/Canceled	(708,371)	16.86	3.4
Outstanding, March 31, 2017	2,885,415	15.41	6.2	$3,150
Granted	1,479,000	14.56	7.5
Exercised	(216,405)	16.62	5.8	$119
Forfeited/Canceled	(477,840)	18.90	3.1
Outstanding, March 31, 2018	3,670,170	15.51	6.2	$766
Granted	326,130	16.40	6.8
Exercised	(375,645)	15.49	4.7	$1,589
Forfeited/Canceled	(451,730)	18.00	4.9
Expired	(2,400)	28.15
Outstanding, March 31, 2019	3,166,525	$15.36	5.5	$7,040
Vested and expected to vest, March 31, 2019	2,856,491	$15.43	5.5	$6,352
Exercisable, March 31, 2019	1,320,670	$16.22	4.7	$2,942

Share-based compensation expense related to stock options was $3,936, $2,953, and $3,496 for the years ended March 31, 2019, 2018, and 2017, respectively.

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended	Year Ended
	March 31, 2019	March 31, 2018	March 31, 2017
Expected term	6.1 - 6.3 years	5.6 - 6.1 years	6.0 - 6.6 years
Expected volatility	34.6% - 36.8%	37.0% - 37.7%	36.9% - 37.4%
Expected dividends	0.0%	0.0%	0.0%
Risk-free rate	2.8% - 3.1%	1.9% - 2.2%	1.2% - 2.1%

During the years ended March 31, 2019, 2018, and 2017, a total of 326,130, 1,479,000, and 1,146,500 options, respectively, to purchase shares of common stock were granted under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below:

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

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2019, 2018, and 2017 was $7.18, $5.59, and $5.00 per share, respectively.

Non-vested stock option award activity during the years ended March 31, 2019, 2018, and 2017 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2016	1,859,750	$4.67
Granted	1,146,500	5.00
Vested	(540,595)	3.87
Forfeited/Canceled	(392,360)	4.50
Outstanding, March 31, 2017	2,073,295	$5.09
Granted	1,479,000	5.59
Vested	(621,440)	4.92
Forfeited/Canceled	(273,850)	4.57
Outstanding, March 31, 2018	2,657,005	$5.18
Granted	326,130	7.18
Vested	(778,900)	5.12
Forfeited/Canceled	(358,380)	5.36
Outstanding, March 31, 2019	1,845,855	$5.52

As of March 31, 2019, $8,074 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the years ended March 31, 2019, 2018, and 2017 was $3,985, $3,059, and $2,090, respectively.

Restricted stock awards activity during the years ended March 31, 2019, 2018, and 2017 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2016	191,247	$14.44
Granted	909,456	12.93
Vested	(92,543)	15.25
Canceled	(105,212)	13.00
Outstanding, March 31, 2017	902,948	$12.92
Granted	1,424,441	15.00
Vested	(386,226)	14.26
Canceled	(120,253)	14.29
Outstanding, March 31, 2018	1,820,910	$14.52
Granted	885,845	18.14
Vested	(642,695)	14.63
Canceled	(348,102)	14.79
Outstanding, March 31, 2019	1,715,958	$16.29

Share-based compensation expense related to restricted stock awards was $10,875, $8,536, and $3,691 for the years ended March 31, 2019, 2018, and 2017, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is between one and four years.

As of March 31, 2019, $19,962 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 46,374 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain performance goals, including strong stock price performance. Share-based compensation expense related to the performance stock awards was $276 for the fiscal year ended March 31, 2019. As of March 31, 2019, $425 of total unrecognized compensation costs related to performance stock awards is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new performance stock awards that may be granted in future periods.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. Share-based compensation expense related to the performance stock unit awards was $534 for the year ended March 31, 2019.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2019, we have issued 464,608 shares under the Purchase Plan and 3,535,392 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $481, $362, and $359 for the years ended March 31, 2019, 2018, and 2017, respectively.

14. Commitments, Guarantees and Contingencies

We lease facilities and offices under irrevocable operating lease agreements expiring at various dates with rent escalation clauses. Rent expense related to these leases is recognized on a straight-line basis over the lease terms. Rent expense for the years ended March 31, 2019, 2018, and 2017 was $8,174, $7,551 and $8,610, respectively.

The following table summarizes our significant contractual obligations at March 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash in future periods:

		For the year ended March 31,
Contractual Obligations	Total	2020	2021	2022	2023	2024	2025 and beyond
Operating lease obligations	$53,477	$9,615	$9,781	$9,503	$9,194	$7,438	$7,946
Remaining lease obligations for vacated properties (1)	3,383	896	920	658	466	292	151
Line of credit obligations (Note 9)	11,000	—	—	—	11,000	—	—
Total	$67,860	$10,511	$10,701	$10,161	$20,660	$7,730	$8,097

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Austin, Solana Beach, and portions of Horsham and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 15 for additional details. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $282 due in future periods under non-cancelable subleases.

The deferred compensation liability as of March 31, 2019 was $5,905, which is not included in the table above as the timing of future benefit payments to employees is not readily determinable.

The uncertain tax position liability as of March 31, 2019 was $2,894, which is not included in the table above as the timing of expected payments is not readily determinable.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals was completed in fall 2018. A hearing on the cross-appeals has not yet been set. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint. On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and filed her opening brief on January 23, 2019. We filed our response on March 25, 2019, and the plaintiff’s reply is due this spring. We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying our software and information, and (c) payments provided for the referral of EHR business. We continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

Also included in restructuring costs were certain facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We have vacated each of the locations or portions thereof and are actively marketing the locations for sublease. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. Significant judgment was required to estimate the remaining lease obligations at fair value and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. For the year ended March 31, 2019 and March 31, 2018, we recorded $640 and $611, respectively, of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations. As of March 31, 2019 and March 31, 2018, the remaining lease obligation, net of estimated projected sublease rentals, was $1,762 and $1,623, respectively. Refer to Note 14 for estimated timing of payments related to remaining lease obligations.

16. Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2019. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
	3/31/19	12/31/18	9/30/18	6/30/18	3/31/18	12/31/17	9/30/17	6/30/17
Revenues:
Recurring	$120,151	$117,446	$116,317	$120,007	$118,598	$118,997	$119,441	$119,178
Software, hardware, and other non-recurring	14,634	13,421	14,004	13,193	17,177	12,718	13,166	11,744
Total revenues	134,785	130,867	130,321	133,200	135,775	131,715	132,607	130,922
Cost of revenue:
Recurring	48,174	47,997	47,172	48,153	48,856	49,347	47,699	48,458
Software, hardware, and other non-recurring	5,959	6,576	7,022	7,154	6,775	6,323	5,947	6,040
Amortization of capitalized software costs and acquired intangible assets	7,924	7,098	6,924	6,544	6,346	5,964	5,109	4,671
Total cost of revenue	62,057	61,671	61,118	61,851	61,977	61,634	58,755	59,169
Gross profit	72,728	69,196	69,203	71,349	73,798	70,081	73,852	71,753
Operating expenses:
Selling, general and administrative	44,710	41,304	34,229	44,636	65,709	43,563	40,977	42,977
Research and development costs, net	19,813	20,682	18,371	22,128	21,098	20,645	19,527	19,989
Amortization of acquired intangible assets	1,028	1,027	1,121	1,168	1,795	1,956	2,012	2,047
Impairment of assets (1)	—	—	—	—	3,757	—	—	—
Restructuring costs	640	—	—	—	481	130	—	—
Total operating expenses	66,191	63,013	53,721	67,932	92,840	66,294	62,516	65,013
Income (loss) from operations	6,537	6,183	15,482	3,417	(19,042)	3,787	11,336	6,740
Interest income	103	44	40	29	19	15	12	9
Interest expense	(595)	(720)	(769)	(730)	(1,073)	(733)	(840)	(677)
Other income (expense), net	(117)	(227)	237	374	85	(41)	15	(22)
Income (loss) before provision for (benefit of) income taxes	5,928	5,280	14,990	3,090	(20,011)	3,028	10,523	6,050
Provision for (benefit of) income taxes	2,000	456	1,896	442	(8,964)	1,487	2,493	2,154
Net income (loss)	$3,928	$4,824	$13,094	$2,648	$(11,047)	$1,541	$8,030	$3,896
Net income (loss) per share:
Basic (2)	$0.06	$0.07	$0.20	$0.04	$(0.17)	$0.02	$0.13	$0.06
Diluted (2)	$0.06	$0.07	$0.20	$0.04	$(0.17)	$0.02	$0.13	$0.06
Weighted-average shares outstanding:
Basic	64,749	64,637	64,265	64,019	63,888	63,706	63,513	62,636
Diluted	64,917	64,776	64,857	64,054	63,888	63,708	63,530	62,643

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

(2)	Quarterly net income (loss) per share may not sum to annual net income (loss) per share due to rounding.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2019	$5,520	$4,969	$(5,730)	$4,759
March 31, 2018	$7,213	$3,964	$(5,657)	$5,520
March 31, 2017	$7,541	$11,330	$(11,658)	$7,213

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2019	$3,876	$5,644	$(3,466)	$6,054
March 31, 2018	$2,757	$5,913	$(4,794)	$3,876
March 31, 2017	$2,902	$5,082	$(5,227)	$2,757

	Valuation Allowance for Deferred Taxes
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition Related Additions	Deductions	Balance at End of Year
March 31, 2019	$2,893	$708	$—	$(38)	$3,563
March 31, 2018	$2,073	$—	$922	$(102)	$2,893
March 31, 2017	$2,551	$—	$(267)	$(211)	$2,073