Form 10-Q
period 2019-06-30
NEXTGEN HEALTHCARE, INC.
filed 2019-07-25
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of outstanding shares of the Registrant’s common stock as of July 22, 2019 was 65,381,886 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$28,607	$33,079
Restricted cash and cash equivalents	8,183	1,443
Accounts receivable, net	81,748	87,459
Contract assets	12,039	13,242
Inventory	72	120
Income taxes receivable	2,882	3,682
Prepaid expenses and other current assets	21,985	20,826
Total current assets	155,516	159,851
Equipment and improvements, net	22,772	21,404
Capitalized software costs, net	38,465	37,855
Operating lease assets	41,992	—
Deferred income taxes, net	6,207	6,194
Contract assets, net of current	3,554	3,747
Intangibles, net	47,442	52,595
Goodwill	218,771	218,771
Other assets	32,606	32,478
Total assets	$567,325	$532,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,848	$5,432
Contract liabilities	53,963	56,009
Accrued compensation and related benefits	17,226	25,663
Income taxes payable	57	64
Operating lease liabilities	9,744	—
Other current liabilities	41,412	41,064
Total current liabilities	128,250	128,232
Deferred compensation	6,046	5,905
Line of credit	6,000	11,000
Operating lease liabilities, net of current	44,281	—
Other noncurrent liabilities	1,918	11,812
Total liabilities	186,495	156,949
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 65,383 and 64,838 shares at June 30, 2019 and March 31, 2019, respectively	654	648
Additional paid-in capital	268,488	264,908
Accumulated other comprehensive loss	(1,177)	(1,231)
Retained earnings	112,865	111,621
Total shareholders' equity	380,830	375,946
Total liabilities and shareholders' equity	$567,325	$532,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Revenues:
Recurring	$119,447	$120,007
Software, hardware, and other non-recurring	12,414	13,193
Total revenues	131,861	133,200
Cost of revenue:
Recurring	50,540	48,153
Software, hardware, and other non-recurring	6,278	7,154
Amortization of capitalized software costs and acquired intangible assets	8,413	6,544
Total cost of revenue	65,231	61,851
Gross profit	66,630	71,349
Operating expenses:
Selling, general and administrative	40,128	44,636
Research and development costs, net	22,051	22,128
Amortization of acquired intangible assets	865	1,168
Impairment of assets	489	—
Restructuring costs	1,707	—
Total operating expenses	65,240	67,932
Income from operations	1,390	3,417
Interest income	79	29
Interest expense	(472)	(730)
Other income (expense), net	(133)	374
Income before provision for (benefit of) income taxes	864	3,090
Provision for (benefit of) income taxes	(380)	442
Net income	$1,244	$2,648
Other comprehensive income:
Foreign currency translation, net of tax	54	(499)
Comprehensive income	$1,298	$2,149
Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Weighted-average shares outstanding:
Basic	65,015	64,019
Diluted	65,353	64,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2018	63,995	640	244,462	78,708	(400)	323,410
Common stock issued under stock plans, net of shares withheld for taxes	225	2	(204)	—	—	(202)
Stock-based compensation	—	—	3,116	—	—	3,116
Cumulative effect adjustment related to the adoption of ASC 606	—	—	—	8,419	—	8,419
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(499)	(499)
Net income	—	—	—	2,648	—	2,648
Balance, June 30, 2018	64,220	642	247,374	89,775	(899)	336,892

	Three Months Ended June 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	545	6	(1,311)	—	—	(1,305)
Stock-based compensation	—	—	4,891	—	—	4,891
Components of other comprehensive income:
Translation adjustments	—	—	—	—	54	54
Net income	—	—		1,244	—	1,244
Balance, June 30, 2019	65,383	654	268,488	112,865	(1,177)	380,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,244	$2,648
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	4,125	2,257
Amortization of debt issuance costs	177	177
Amortization of other intangibles	5,153	5,455
Deferred income taxes	(13)	86
Depreciation	2,092	2,393
Excess tax benefit from share-based compensation	(189)	(33)
Impairment of assets	489	—
Loss on disposal of equipment and improvements	41	106
Non-cash operating lease costs	1,815	—
Provision for bad debts	606	792
Provision for inventory obsolescence	—	10
Restructuring costs, net of amounts paid	1,707	—
Share-based compensation	4,891	3,116
Changes in assets and liabilities:
Accounts receivable	5,105	486
Contract assets	1,396	2,998
Inventory	48	9
Accounts payable	416	(1,172)
Contract liabilities	(2,046)	(6,057)
Accrued compensation and related benefits	(9,994)	(11,088)
Income taxes	982	624
Deferred compensation	141	(149)
Operating lease liabilities	(2,286)	—
Other assets and liabilities	1,097	354
Net cash provided by operating activities	16,997	3,012
Cash flows from investing activities:
Additions to capitalized software costs	(4,735)	(4,785)
Additions to equipment and improvements	(3,689)	(2,179)
Net cash used in investing activities	(8,424)	(6,964)
Cash flows from financing activities:
Proceeds from line of credit	—	20,000
Repayments on line of credit	(5,000)	(13,000)
Proceeds from issuance of shares under employee plans	1,096	1,352
Payments for taxes related to net share settlement of equity awards	(2,401)	(1,554)
Net cash provided by (used in) financing activities	(6,305)	6,798
Net increase in cash, cash equivalents, and restricted cash	2,268	2,846
Cash, cash equivalents, and restricted cash at beginning of period	34,522	31,218
Cash, cash equivalents, and restricted cash at end of period	$36,790	$34,064

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$257	$191
Cash refunds from income taxes	1,430	367
Cash paid for interest	275	286
Cash paid for amounts included in the measurement of operating lease liabilities	2,617	—
Operating lease assets obtained in exchange for operating lease liabilities	5,324	—
Accrued purchases of equipment and improvements	—	92

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

NEXTGEN HEALTHCARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

(Unaudited)

1. Summary of Significant Accounting Policies

Principles of Consolidation.  The condensed consolidated financial statements include the accounts of NextGen Healthcare, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Each of the terms “we,” “us,” or “our” as used herein refers collectively to the Company, unless otherwise stated. All intercompany accounts and transactions have been eliminated.

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three months ended June 30, 2019 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Significant Accounting Policies. We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), effective on April 1, 2019 using the cumulative-effect adjustment transition method, as described further below. There have been no other material changes to our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of comprehensive income for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Costs and expenses:
Cost of revenue	$463	$233
Research and development costs	1,028	610
Selling, general and administrative	3,400	2,273
Total share-based compensation	4,891	3,116
Income tax benefit	(1,215)	(753)
Decrease in net income	$3,676	$2,363

Recently Adopted Accounting Pronouncements.  Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was intended to improve financial reporting about leasing transactions. The new guidance requires lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. We have implemented the necessary changes to our policies, processes, and internal controls over financial reporting to meet the requirements under the new guidance related to identifying and measuring right-of-use assets and lease liabilities, including related disclosures.

We adopted ASU 2016-02 and its subsequent amendments (together “ASC 842”) using the cumulative-effect adjustment transition method, which is the additional transition method described within ASU 2018-11, Leases (Topic 842): Targeted Improvements, issued by the FASB in July 2018, which allowed us to apply the new lease standard as of April 1, 2019, rather than the beginning of the earliest period presented. We elected the package of practical expedients that permitted us to not reassess: (1) whether any expired contracts are or contain leases; (2) the lease classification for any existing or expired leases, and (3) the initial direct costs for our existing leases.

Upon adoption of ASC 842, we recognized operating lease right-of-use assets of $38,784, operating lease liabilities of $8,873, and long-term operating lease liabilities of $42,114 on our condensed consolidated balance sheet as of April 1, 2019, and corresponding reductions to other current liabilities of $2,342 and other noncurrent liabilities of $9,861 associated with previously recognized deferred rent and remaining lease obligations. There was no cumulative-effect adjustment required to retained earnings. The adoption of ASC 842 did not have a significant effect on our condensed consolidated results of operations or cash flows. Comparative information in this Report has not been adjusted and continues to be reported under the previous lease accounting rules. Refer to Note 4 for additional details.

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

2. Revenue from Contracts with Customers

Revenue Recognition and Performance Obligations

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services. Our contracts with customers may include multiple performance obligations that consist of various combinations of our software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations.

The total transaction price is allocated to each performance obligation within an arrangement based on estimated standalone selling prices. We generally determine standalone selling prices based on the prices charged to customers, except for certain software licenses that are based on the residual approach and certain maintenance customers that are based on substantive renewal rates. In instances where standalone selling price is not observable, such as software licenses included in our revenue cycle management (“RCM”) arrangements, we estimate standalone selling price utilizing an expected cost plus a margin approach. When standalone selling prices are not observable, significant judgment is required in estimating the standalone selling price for each performance obligation.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended June 30,
	2019	2018
Recurring revenues:
Subscription services	$30,144	$28,328
Support and maintenance	39,652	41,248
Managed services	25,681	26,270
Electronic data interchange and data services	23,970	24,161
Total recurring revenues	119,447	120,007

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,095	7,443
Other non-recurring services	5,319	5,750
Total software, hardware and other non-recurring revenues	12,414	13,193

Total revenues	$131,861	$133,200

Recurring revenues consist of subscription services, support and maintenance, managed services, and EDI and data services. Software, hardware, and other non-recurring revenues consist of sales of software license and hardware and certain non-recurring services, such as implementation, training, and consulting performed for clients who use our products.

Generally, we recognize revenue for our most significant performance obligations as follows:

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

Managed services. Managed services consist primarily of RCM and related services, but also includes transcription services and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgement is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints, when appropriate and permitted, to our estimates around our variable consideration in order to ensure that our estimates do not pose a risk of significantly misstating our revenue in any reporting period. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Performance obligations related to the transcription services and other recurring services are generally satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $492,100, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 50% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated other performance obligations such as subscription services, support and maintenance, annual licenses, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated to the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended June 30, 2019 and 2018, we recognized $19,960 and $20,177, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods.

Our contracts with customers do not include any major financing components.

Costs to Obtain or Fulfill a Contract

We capitalize all incremental costs of obtaining a contract with a customer to the extent that such costs are directly related to a contract and expected to be recoverable. Our sales commissions and related sales incentives are considered incremental costs requiring capitalization. Capitalized contract costs are amortized to expense utilizing a method that is consistent with the transfer of the related goods or services to the customer. The amortization period ranges from less than one year up to eight years, based on the period over which the related goods and services are transferred, including consideration of the expected customer renewals and the related useful lives of the products.

Capitalized commissions costs were $19,997 as of June 30, 2019, of which $5,120 is current and included as other current assets and $14,877 is long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended June 30, 2019, we recognized $1,662 of commissions expense primarily related to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statement of comprehensive income.

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2019 and March 31, 2019:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$28,607	$28,607	$—	$—
Restricted cash and cash equivalents	8,183	8,183	—	—
	$36,790	$36,790	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$33,079	$33,079	$—	$—
Restricted cash and cash equivalents	1,443	1,443	—	—
	$34,522	$34,522	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

(1)	Cash equivalents consist primarily of money market funds.

The contingent liability as of June 30, 2019 and March 31, 2019 relates to the acquisition of Inforth Technologies on January 31, 2018, which included contingent consideration up to an additional $4,000 of cash in the form of an earnout, subject to Inforth Technologies achieving certain applicable bookings targets through March 31, 2020. The categorization of the framework used to measure fair value of the contingent consideration liability was considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the condensed consolidated statements of comprehensive income as a component of selling, general and administrative expense. Key assumptions included probability-adjusted achievement estimates of applicable bookings targets that were not observable in the market.

We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three months ended June 30, 2019, we recorded certain impairments to our operating lease assets and equipment and improvements (see Note 15).

4. Leases

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2020 and 2026. ASC 842 requires the recognition of leasing arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our existing material leases are classified as operating leases. Our leases do not contain any residual value guarantees.

Right-of-use lease assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since the interest rate implicit in our lease arrangements is not readily determinable, we determine an incremental borrowing rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the lease commencement date to determine the present value of future lease payments. Our lease terms may include options to extend or terminate the lease. Currently, it is not reasonably certain that we will exercise those options and therefore, we utilize the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all our leases. We have certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in our condensed consolidated balance sheets. Operating right-of-use lease assets are classified as operating lease assets on our condensed consolidated balance sheets.

Our lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. We have applied the practical expedient to combine fixed payments for non-lease components with our lease payments for all of our leases and account for them together as a single lease component, which increases the amount of our lease assets and corresponding liabilities. Payments under our lease arrangements are primarily fixed, however, certain lease agreements contain variable payments, which are expensed as incurred and not included in the operating lease assets and liabilities.

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of comprehensive income. Total operating lease costs were $2,300 and $2,028 for the three months ended June 30, 2019 and 2018, respectively.

Components of operating lease costs are summarized as follows:

Three Months Ended
June 30, 2019
Operating lease costs	$2,163
Short-term lease costs	26
Variable lease costs	139
Less: Sublease income	(28)
Total operating lease costs	$2,300

Supplemental cash flow information related to operating leases is summarized as follows:

Three Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,617
Operating lease assets obtained in exchange for operating lease liabilities	5,324

As of June 30, 2019, our operating leases had a weighted average remaining lease term of 5.2 years and a weighted average discount rate of 4.2%. Future minimum aggregate lease payments under operating leases as of June 30, 2019 are summarized as follows:

For the year ended March 31,
2020 (remaining nine months)	$8,759
2021	11,951
2022	11,372
2023	10,948
2024	9,044
Thereafter	8,344
Total future lease payments	60,418
Less interest	(6,393)
Total lease liabilities	$54,025

Future minimum lease payments (including interest) under non-cancelable operating leases as of March 31, 2019 are summarized as follows:

For the year ended March 31,
2020	$10,511
2021	10,701
2022	10,161
2023	9,660
2024	7,730
Thereafter	8,097
Total obligations and commitments	$56,860

As of June 30, 2019, we have not entered any material leases, which are not reflected in the table above.

5. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

As part of our annual goodwill impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. The qualitative assessment includes consideration of factors such as margin of fair values of the reporting units as of the most recent quantitative impairment assessment compared to the relative carrying value of net assets for each reporting unit. We assess for potential adverse changes in fair value since the most recent quantitative impairment assessment by considering changes in macroeconomic variables, changes in the industry in which we operate, and relevant company-specific factors. If we conclude that it is more likely than not that the fair value is less than its carrying amount, we conduct a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair values of goodwill with its carrying value. If the carrying amount of goodwill exceeds its fair value, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of goodwill with its carrying value. The amount by which the carrying value of the goodwill exceeds its implied fair value, if any, is recognized as an impairment loss. As of June 30, 2019, our qualitative assessment indicated that it was more likely than not that the fair value of goodwill exceeded its net carrying value and, therefore, additional impairment testing was not deemed necessary.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of both June 30, 2019 and March 31, 2019 was $218,771.

6. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2019
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$32,400	$93,000	$125,400
Accumulated amortization	(18,690)	(59,268)	(77,958)
Net intangible assets	$13,710	$33,732	$47,442

	March 31, 2019
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(39,875)	(56,290)	(96,165)
Net intangible assets	$14,575	$38,020	$52,595

During the three months ended June 30, 2019, we retired $23,360 of fully amortized intangible assets. Amortization expense related to customer relationships recorded as operating expenses in the condensed consolidated statements of comprehensive income was $865 and $1,168 for the three months ended June 30, 2019 and 2018, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,288 and $4,287 for the three months ended June 30, 2019 and 2018, respectively.

The following table summarizes the remaining estimated amortization of intangible assets as of June 30, 2019:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2020 (remaining nine months)	$2,595	$12,864	$15,459
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,760	3,626
2024	1,548	180	1,728
2025 and beyond	2,625	180	2,805
Total	$13,710	$33,732	$47,442

7. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2019	March 31, 2019
Gross carrying amount	$64,517	$59,782
Accumulated amortization	(26,052)	(21,927)
Net capitalized software costs	$38,465	$37,855

Amortization expense related to capitalized software costs was $4,125 and $2,257 for the three months ended June 30, 2019 and 2018, respectively, and is recorded as cost of revenue in the condensed consolidated statements of comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2019. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2020 (remaining nine months)	$15,800
2021	14,000
2022	7,200
2023	1,465
Total	$38,465

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2019.

As of June 30, 2019, we had $6,000 in outstanding loans and $294,000 of unused credit under the Credit Agreement. As of March 31, 2019, we had $11,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $294 and $550 for the three months ended June 30, 2019 and 2018, respectively. Amortization of deferred debt issuance costs was $177 for both the three months ended June 30, 2019 and 2018.

9. Composition of Certain Financial Statement Captions

Accounts receivable include billed amounts where the right to receive payment is unconditional and only subject to the passage of time. Undelivered products and services are included as a component of the contract liabilities balance on the accompanying condensed consolidated balance sheets.

	June 30, 2019	March 31, 2019
Accounts receivable, gross	$86,209	$93,513
Allowance for doubtful accounts	(4,461)	(6,054)
Accounts receivable, net	$81,748	$87,459

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2019	March 31, 2019
Prepaid expenses	$16,028	$15,548
Capitalized commissions costs	5,120	4,816
Other current assets	837	462
Prepaid expenses and other current assets	$21,985	$20,826

Equipment and improvements are summarized as follows:

	June 30, 2019	March 31, 2019
Computer equipment	$29,283	$28,923
Internal-use software	19,383	17,084
Furniture and fixtures	11,714	11,660
Leasehold improvements	15,589	15,150
Equipment and improvements, gross	75,969	72,817
Accumulated depreciation and amortization	(53,197)	(51,413)
Equipment and improvements, net	$22,772	$21,404

Other assets are summarized as follows:

	June 30, 2019	March 31, 2019
Capitalized commission costs	$14,877	$14,781
Deposits	5,123	5,318
Debt issuance costs	2,656	2,834
Other noncurrent assets	9,950	9,545
Other assets	$32,606	$32,478

Accrued compensation and related benefits are summarized as follows:

	June 30, 2019	March 31, 2019
Accrued vacation	$10,319	$9,893
Accrued bonus	4,825	11,598
Accrued commissions	1,479	3,418
Accrued payroll	603	754
Accrued compensation and related benefits	$17,226	$25,663

Other current liabilities are summarized as follows:

	June 30, 2019	March 31, 2019
Care services liabilities	$8,183	1,443
Sales returns reserves and other customer liabilities	7,234	7,838
Customer credit balances and deposits	3,865	3,988
Accrued hosting costs	3,234	4,674
Accrued employee benefits and withholdings	2,795	2,426
Accrued consulting and outside services	2,635	3,874
Accrued self insurance expense	2,604	2,225
Accrued outsourcing costs	2,194	2,128
Accrued EDI expense	1,944	2,037
Contingent consideration and other liabilities related to acquisitions	1,000	1,000
Accrued royalties	657	3,090
Sales tax payable	641	509
Accrued legal expense	551	699
Deferred rent and related lease obligations	—	2,196
Other accrued expenses	3,875	2,937
Other current liabilities	$41,412	$41,064

10. Income Taxes

The benefit of income taxes in the three months ended June 30, 2019 was $380 and the provision for income taxes in the three months ended June 30, 2018 was $442. The effective tax rates were 44.0% benefit and 14.3% for the three months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the prior year period was primarily due to the increased net benefit of the research and development credits and stock option windfall partially offset by unfavorable impact of other nondeductible expenses.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had liabilities of $3,206 and $2,894 for unrecognized tax benefits related to various federal, state and local income tax matters as of June 30, 2019 and March 31, 2019, respectively. If recognized, this amount would reduce our effective tax rate.

We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2015. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2014. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

11. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2019	2018
Earnings per share — Basic:
Net income	$1,244	$2,648
Weighted-average shares outstanding — Basic	65,015	64,019
Net income per common share — Basic	$0.02	$0.04

Earnings per share — Diluted:
Net income	$1,244	$2,648
Weighted-average shares outstanding	65,015	64,019
Effect of potentially dilutive securities	338	35
Weighted-average shares outstanding — Diluted	65,353	64,054
Net income per common share — Diluted	$0.02	$0.04

The computation of diluted net income per share does not include 639 and 2,853 options to acquire shares of common stock for the three months ended June 30, 2019 and June 30, 2018, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

12. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2019, there were 264,420 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of June 30, 2019, there were 2,792,705 outstanding options, 1,946,725 outstanding shares of restricted stock awards, 46,375 outstanding shares of performance stock awards, and 5,020,749 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the three months ended June 30, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2019	3,166,525	$15.36	5.5	$7,040
Exercised	(36,300)	12.52	3.7	$85
Forfeited/Canceled	(38,700)	27.67	1.6
Expired	(34,400)	43.04
Outstanding, June 30, 2019	3,057,125	$14.88	5.4	$15,915
Vested and expected to vest, June 30, 2019	2,801,387	$14.90	5.3	$14,575
Exercisable, June 30, 2019	1,491,953	$15.06	4.8	$7,718

Non-vested stock option award activity during the three months ended June 30, 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,845,855	$5.52
Vested	(276,283)	5.41
Forfeited/Canceled	(4,400)	6.62
Outstanding, June 30, 2019	1,565,172	$5.54

As of June 30, 2019, $7,072 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2019 was $1,494.

Restricted stock awards activity during the three months ended June 30, 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,715,958	$16.29
Granted	623,705	19.25
Vested	(373,038)	15.75
Canceled	(19,900)	16.21
Outstanding, June 30, 2019	1,946,725	$17.35

Share-based compensation expense related to restricted stock awards was $3,296 and $1,920 for the three months ended June 30, 2019 and 2018, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to four years.

As of June 30, 2019, $28,350 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board approved 123,082 performance stock awards to be granted to certain executive officers, of which 46,375 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong stock price performance. The weighted-average grant date fair value of the awards was $10.63 per share, which was estimated using a Monte Carlo-based valuation model. Share-based compensation expense related to the performance stock awards was $61 for the three months ended June 30, 2019.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards was $438 for the three months ended June 30, 2019.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of June 30, 2019, we have issued 497,487 shares under the Purchase Plan and 3,502,513 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $122 and $132 for the three months ended June 30, 2019 and 2018, respectively.

13. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at June 30, 2019.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

We have historically offered short-term rights of return in certain sales arrangements. If we are able to estimate returns for these types of arrangements and all other criteria for revenue recognition have been met, revenue is recognized and these arrangements are recorded in the condensed consolidated financial statements. If we are unable to estimate returns for these types of arrangements, revenue is not recognized in the condensed consolidated financial statements until the rights of return expire, provided also, that all other criteria of revenue recognition have been met.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals was completed in fall 2018. A hearing on the cross-appeals was held on July 15, 2019. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and filed her opening brief on January 23, 2019. We filed our response on March 25, 2019, and the plaintiff filed her reply on May 15, 2019.  We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Other Regulatory Matters

Commencing in April 2017, we have received a request for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying our software and information, and (c) payments provided for the referral of EHR business. We continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.  Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

15. Restructuring Plan

During the three months ended June 30, 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $1,707 of restructuring costs within operating expenses in our condensed consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. As of June 30, 2019, the remaining liability associated with the payroll-related costs was $1,707, which we expect to be substantially paid during the second quarter of fiscal 2020.

In connection with the restructuring plan, we also vacated a portion of our Irvine, CA location and recorded impairments of $143 to our operating right-of-use assets and certain related fixed assets. Furthermore, we recorded impairments of $346 to our operating right-of-use assets and certain related fixed assets associated with our previously vacated locations, or portions thereof, in St. Louis, MO and Horsham, PA based on changes to our projected sublease rental income and estimated sublease commencement dates. We are actively marketing each of these vacated locations for sublease. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, including, without limitation, The American Recovery and Reinvestment Act, the Patient Protection and Affordable Care Act, and the Medicare Access and CHIP Reauthorization Act of 2015, uncertainties related to the future impact of United States tax reform, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

This management's discussion and analysis of financial condition and results of operations ("MD&A") is provided as a supplement to the condensed consolidated financial statements and notes thereto included elsewhere in this Report in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the condensed consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period.

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

In order to maintain financial success with shifting reimbursement rules and shrinking reimbursement, we believe demand for managed services, including revenue cycle management (“RCM”) services, hosting, transcription and scribe services, aligned and integrated with clinical technology solutions, will increase in the coming years.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our condensed consolidated financial statements and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors we believe to be reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. On a regular basis, we review the accounting policies and update our assumptions, estimates, and judgments, as needed, to ensure that our condensed consolidated financial statements are presented fairly and in accordance with GAAP. Actual results could differ materially from our estimates under different assumptions or conditions. To the extent that there are material differences between our estimates and actual results, our financial condition or results of operations will be affected.

We describe our significant accounting policies in Note 1, “Summary of Significant Accounting Policies,” of our notes to consolidated financial statements included in our Annual Report. We discuss our critical accounting policies and estimates in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report.

We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and its subsequent amendments (together “ASC 842”) during the quarter ended June 30, 2019 using the transition approach provided for under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allowed us to apply the new lease standard as of April 1, 2019, rather than the beginning of the earliest period presented. ASC 842 supersedes ASC 840 and requires the recognition of leased arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. Refer to Note 4, "Leases" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information regarding our adoption of ASC 842.

There have been no other material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2019.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of comprehensive income for the three months ended June 30, 2019 and 2018 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2019	2018
Revenues:
Recurring	90.6%	90.1%
Software, hardware, and other non-recurring	9.4	9.9
Total revenues	100.0	100.0
Cost of revenue:
Recurring	38.3	36.2
Software, hardware, and other non-recurring	4.8	5.4
Amortization of capitalized software costs and acquired intangible assets	6.4	4.9
Total cost of revenue	49.5	46.4
Gross profit	50.5	53.6
Operating expenses:
Selling, general and administrative	30.4	33.5
Research and development costs, net	16.7	16.6
Amortization of acquired intangible assets	0.7	0.9
Impairment of assets	0.4	0.0
Restructuring costs	1.3	0.0
Total operating expenses	49.5	51.0
Income from operations	1.1	2.6
Interest income	0.1	0.0
Interest expense	(0.4)	(0.5)
Other income (expense), net	(0.1)	0.3
Income before provision for (benefit of) income taxes	0.7	2.3
Provision for (benefit of) income taxes	(0.3)	0.3
Net income	0.9%	2.0%

Revenues

The following table presents our disaggregated revenues for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Recurring revenues:
Subscription services	$30,144	$28,328
Support and maintenance	39,652	41,248
Managed services	25,681	26,270
Electronic data interchange and data services	23,970	24,161
Total recurring revenues	119,447	120,007

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,095	7,443
Other non-recurring services	5,319	5,750
Total software, hardware and other non-recurring revenues	12,414	13,193

Total revenues	$131,861	$133,200

Recurring revenues as a percentage of total revenues	90.6%	90.1%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended June 30, 2019 decreased $1.3 million compared to the prior year due to a $0.5 million decrease in recurring revenues and a $0.8 decrease in software, hardware and other non-recurring revenues. The decrease in recurring revenues was driven by lower support and maintenance revenue resulting from client attrition, lower managed services revenue also due to client attrition, partially offset by an increase in subscription services revenue associated with our analytics, patient portal, and NextGen Enterprise solutions. The decrease in software, hardware, and other non-recurring revenues was primarily due to lower software bookings and a decrease in consulting services revenue.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Cost of revenue:
Recurring	$50,540	$48,153
Software, hardware, and other non-recurring	6,278	7,154
Amortization of capitalized software costs and acquired intangible assets	8,413	6,544
Total cost of revenue	$65,231	$61,851

Gross profit	$66,630	$71,349
Gross margin %	50.5%	53.6%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 6, "Intangible Assets" and Note 7, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

Share-based compensation expense included in cost of revenue was $0.5 million and $0.2 million for the three months ended June 30, 2019 and 2018 and is included in the amounts in the table above.

Gross profit for the three months ended June 30, 2019 decreased $4.7 million compared to the prior year period due to a $3.4 million increase in cost of revenue and $1.3 million lower revenues as discussed above. The increase in cost of revenue over the prior year period is primarily due to higher amortization of previously capitalized software costs, increased third party outsourcing costs and personnel costs related to our delivering our managed services, as well as an increase in hosting costs associated with higher related subscription services revenues. As a result, our gross margin decreased to 50.5% for the three months ended June 30, 2019 compared to 53.6% in the prior year.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Selling, general and administrative	$40,128	$44,636
Selling, general and administrative, as a percentage of revenue	30.4%	33.5%

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

Share-based compensation expense included in selling, general and administrative expenses was $3.4 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and is included in the amounts in the table above. The increase in share-based compensation for the three months ended June 30, 2019 compared to the same prior year period is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 12, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $4.5 million for the three months ended June 30, 2019 compared to the prior year as a result of $2.5 million in certain employee severance and exit costs incurred in the prior year not related to any restructuring plan and a decrease in salaries and wages in the current year associated with lower headcount.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Gross expenditures	$26,786	$26,913
Capitalized software costs	(4,735)	(4,785)
Research and development costs, net	$22,051	$22,128

Research and development costs, as a percentage of revenue	16.7%	16.6%
Capitalized software costs as a percentage of gross expenditures	17.7%	17.8%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs being expensed up front and the amount of net research and development costs reported in our condensed consolidated statement of comprehensive income.

Share-based compensation expense included in research and development costs was $1.0 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and is included in the amounts in the table above.

Net research and development costs for the three months ended June 30, 2019 were flat compared to the prior year period. Gross expenditures relate to the development of the next major versions of our core software products and enhancements to our existing products. Our gross expenditures and software capitalization rate fluctuate due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Amortization of acquired intangible assets	$865	$1,168

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships, trade name, and contracts intangible assets acquired as part of our business combinations. Refer to Note 6, "Intangible Assets" of our notes to condensed consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three months ended June 30, 2019 declined $0.3 million compared to prior year period due to certain acquired intangible assets being fully amortized in the prior fiscal year.

Restructuring Costs and Impairment of Assets

During the three months ended June 30, 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $1.7 million of restructuring costs within operating expenses in our condensed consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement.  These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable.

In connection with the restructuring plan, we also vacated a portion of our Irvine, CA location and recorded impairments of $0.1 million to our operating right-of-use assets and certain related fixed assets. Furthermore, we recorded impairments of $0.3 million to our operating right-of-use assets and certain related fixed assets associated with our previously vacated locations, or portions thereof, in St. Louis, MO and Horsham, PA based on changes to our projected sublease rental income and estimated sublease commencement dates. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. Refer to Note 15, “Restructuring Plan” of our notes to condensed consolidated financial statements included elsewhere in this Report for further details.

Interest and Other Income and Expense

The following table presents our interest expense for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Interest income	$79	$29
Interest expense	(472)	(730)
Other income (expense), net	(133)	374

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Other income and expense relate primarily to fluctuations in foreign currency associated with our operations in India. Refer to Note 8, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of June 30, 2019, we had $6.0 million in outstanding balances under the revolving credit agreement, compared to an outstanding balance of $11.0 million as of March 31, 2019 and $44.0 million as of June 30, 2018. The change in other income and expense are due to fluctuations in the exchange rate of the Indian Rupee.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Provision for (benefit of) income taxes	(380)	$442
Effective tax rate	-44.0%	14.3%

The decrease in the effective tax rate for the three months ended June 30, 2019 compared to the prior year period was primarily due to the increased net benefit of the research and development credits and stock option windfall partially offset by unfavorable impact of other nondeductible expenses.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Net income	$1,244	$2,648
Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

As a result of the foregoing changes in revenue and expense, net income for the three months ended June 30, 2019 decreased $1.4 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Cash and cash equivalents	$28,607	$26,544
Unused portion of revolving credit agreement (1)	294,000	256,000
Total liquidity	$322,607	$282,544

Net income	$1,244	$2,648
Net cash provided by operating activities	$16,997	$3,012

(1)	As of June 30, 2019, we had outstanding loans of $6.0 million under our $300.0 million revolving credit agreement.

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

Our investment policy is determined by our Board of Directors. Excess cash, if any, may be invested in very liquid short-term assets including tax exempt and taxable money market funds, certificates of deposit and short-term municipal bonds with average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Any or all of these programs could significantly impact our investment income in future periods.

We believe that our cash and cash equivalents on hand at June 30, 2019, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Net income	$1,244	$2,648
Non-cash expenses	20,894	14,359
Cash from net income, as adjusted	$22,138	$17,007
Change in contract assets and liabilities, net	(650)	(3,059)
Change in accounts receivable	5,105	486
Change in other assets and liabilities	(9,596)	(11,422)
Net cash provided by operating activities	$16,997	$3,012

For the three months ended June 30, 2019, cash provided by operating activities increased $14.0 million compared to the prior year period, of which $6.5 million of the increase was related higher non-cash expenses, $2.4 million in net changes in contract assets and liabilities, $4.6 million associated with lower accounts receivable balances, and $1.8 million due to changes to other assets and liabilities, partially offset by lower net income. The increase in non-cash expenses is primarily related to higher amortization of previously capitalized software costs, amortization of operating lease assets, accrued restructuring costs, and the non-cash impairment of assets recorded during the three months ended June 30, 2019. The increase in cash associated with net changes in contract assets and liabilities is primarily due to lower contract liabilities related to support and maintenance from higher client attrition. Accounts receivable balances decreased due to continued efforts to collect and resolve aged balances, resulting in a corresponding increase in cash from collections in the three months ended June 30, 2019. The net change in other asset and liabilities was primarily due to the timing of invoice vouchering and payments of our accounts payable, as well as changes in accrued compensation and related benefits primarily due to the payments and accruals of the annual bonuses. Net income for the three months ended June 30, 2019 decreased $1.4 million compared to the prior year period, as described in the "Net Income" section above.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2019 was $8.4 million compared with $7.0 million of cash used in investing activities in the prior year period. The increase in cash used in investing activities is primarily due to higher additions to fixed assets.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2019 was $6.3 million compared with $6.8 million cash provided by financing activities in the prior year period. The increase in cash used in financing activities relates to $5.0 million of principal repayments, compared to prior year period net additional borrowings of $7.0 million on our line of credit.

Contractual Obligations

We have minimum purchase commitments of $26.3 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at June 30, 2019 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2020 (remaining nine months)	2021	2022	2023	2024	2025 and beyond
Operating lease obligations	$55,144	$7,830	$10,681	$10,353	$10,111	$8,370	$7,799
Remaining lease obligations for vacated properties (1)	5,274	929	1,270	1,019	837	674	545
Line of credit obligations (Note 8)	6,000	—	—	—	6,000	—	—
Total	$66,418	$8,759	$11,951	$11,372	$16,948	$9,044	$8,344

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Solana Beach and portions of Horsham, St. Louis, and Irvine that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.3 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of June 30, 2019 was $6.0 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to condensed consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2019, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of June 30, 2019, we had $6.0 million in outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of June 30, 2019 would result in a corresponding change in our annual interest expense of approximately $0.1 million. Refer to Note 8, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of June 30, 2019, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective April 1, 2019, we adopted the new lease standard under ASC 842. We implemented changes to our processes, policies, and internal controls over financial reporting to address the impacts of the new lease guidance on our condensed consolidated financial statements and related disclosures. During the quarter ended June 30, 2019, there were no other changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. Briefing on the cross-appeals was completed in fall 2018. A hearing on the cross-appeals was held on July 15, 2019. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit and filed her opening brief on January 23, 2019. We filed our response on March 25, 2019, and the plaintiff filed her reply on May 15, 2019. We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Other Regulatory Matters

Commencing in April 2017, we have received a request for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) EHR software code used in certifying our software and information, and (c) payments provided for the referral of EHR business. We continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities.  In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.  Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

ITEM 1A.	RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description	Filed Herewith

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

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

NEXTGEN HEALTHCARE, INC.
Date: July 24, 2019	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2019	By:	/s/ James R. Arnold
James R. Arnold
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)