Form 10-Q
period 2019-09-30
NEXTGEN HEALTHCARE, INC.
filed 2019-10-24
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the Registrant’s common stock as of October 21, 2019 was 65,433,363 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$42,930	$33,079
Restricted cash and cash equivalents	7,501	1,443
Accounts receivable, net	83,708	87,459
Contract assets	11,973	13,242
Inventory	58	120
Income taxes receivable	3,272	3,682
Prepaid expenses and other current assets	20,612	20,826
Total current assets	170,054	159,851
Equipment and improvements, net	22,049	21,404
Capitalized software costs, net	39,076	37,855
Operating lease assets	38,230	—
Deferred income taxes, net	6,166	6,194
Contract assets, net of current	3,175	3,747
Intangibles, net	42,290	52,595
Goodwill	218,771	218,771
Other assets	33,017	32,478
Total assets	$572,828	$532,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,837	$5,432
Contract liabilities	54,101	56,009
Accrued compensation and related benefits	21,825	25,663
Income taxes payable	—	64
Operating lease liabilities	9,947	—
Other current liabilities	41,545	41,064
Total current liabilities	132,255	128,232
Deferred compensation	5,933	5,905
Line of credit	—	11,000
Operating lease liabilities, net of current	41,622	—
Other noncurrent liabilities	1,890	11,812
Total liabilities	181,700	156,949
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 65,436 and 64,838 shares at September 30, 2019 and March 31, 2019, respectively	654	648
Additional paid-in capital	272,848	264,908
Accumulated other comprehensive loss	(1,320)	(1,231)
Retained earnings	118,946	111,621
Total shareholders' equity	391,128	375,946
Total liabilities and shareholders' equity	$572,828	$532,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Recurring	$120,589	$116,317	$240,036	$236,324
Software, hardware, and other non-recurring	13,667	14,004	26,081	27,197
Total revenues	134,256	130,321	266,117	263,521
Cost of revenue:
Recurring	50,328	47,172	100,868	95,325
Software, hardware, and other non-recurring	6,563	7,022	12,841	14,176
Amortization of capitalized software costs and acquired intangible assets	8,843	6,924	17,256	13,468
Total cost of revenue	65,734	61,118	130,965	122,969
Gross profit	68,522	69,203	135,152	140,552
Operating expenses:
Selling, general and administrative	39,046	34,229	79,174	78,865
Research and development costs, net	19,789	18,371	41,840	40,499
Amortization of acquired intangible assets	865	1,121	1,730	2,289
Impairment of assets	1,916	—	2,405	—
Restructuring costs	175	—	1,882	—
Total operating expenses	61,791	53,721	127,031	121,653
Income from operations	6,731	15,482	8,121	18,899
Interest income	36	40	115	69
Interest expense	(387)	(769)	(859)	(1,499)
Other income, net	210	237	77	611
Income before provision for income taxes	6,590	14,990	7,454	18,080
Provision for income taxes	509	1,896	129	2,338
Net income	$6,081	$13,094	$7,325	$15,742
Other comprehensive income:
Foreign currency translation, net of tax	(143)	(793)	(89)	(1,292)
Comprehensive income	$5,938	$12,301	$7,236	$14,450
Net income per share:
Basic	$0.09	$0.20	$0.11	$0.25
Diluted	$0.09	$0.20	$0.11	$0.24
Weighted-average shares outstanding:
Basic	65,401	64,265	65,209	64,143
Diluted	65,560	64,857	65,445	64,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three and Six Months Ended September 30, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	545	6	(1,311)	—	—	(1,305)
Stock-based compensation	—	—	4,891	—	—	4,891
Components of other comprehensive income:
Translation adjustments	—	—	—	—	54	54
Net income	—	—		1,244	—	1,244
Balance, June 30, 2019	65,383	654	268,488	112,865	(1,177)	380,830
Common stock issued under stock plans, net of shares withheld for taxes	53	—	44	—	—	44
Stock-based compensation	—	—	4,316	—	—	4,316
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(143)	(143)
Net income	—	—		6,081	—	6,081
Balance, September 30, 2019	65,436	654	272,848	118,946	(1,320)	391,128

	Three and Six Months Ended September 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2018	63,995	640	244,462	78,708	(400)	323,410
Common stock issued under stock plans, net of shares withheld for taxes	225	2	(204)	—	—	(202)
Stock-based compensation	—	—	3,116	—	—	3,116
Cumulative effect adjustment related to the adoption of ASC 606	—	—	—	8,419	—	8,419
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(499)	(499)
Net income	—	—	—	2,648	—	2,648
Balance, June 30, 2018	64,220	642	247,374	89,775	(899)	336,892
Common stock issued under stock plans, net of shares withheld for taxes	162	2	2,104	—	—	2,106
Stock-based compensation	—	—	4,135	—	—	4,135
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(793)	(793)
Net income	—	—	—	13,094	—	13,094
Balance, September 30, 2018	64,382	644	253,613	102,869	(1,692)	355,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,325	$15,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	8,680	4,892
Amortization of debt issuance costs	355	355
Amortization of other intangibles	10,305	10,864
Change in fair value of contingent consideration	400	—
Deferred income taxes	28	175
Depreciation	4,102	4,996
Excess tax benefit from share-based compensation	(50)	(260)
Impairment of assets	2,405	—
Loss on disposal of equipment and improvements	41	106
Non-cash operating lease costs	3,842	—
Provision for bad debts	1,635	1,385
Provision for inventory obsolescence	6	11
Share-based compensation	9,207	7,251
Changes in assets and liabilities:
Accounts receivable	2,116	409
Contract assets	1,841	2,982
Inventory	56	16
Accounts payable	(638)	1,843
Contract liabilities	(1,908)	(8,230)
Accrued compensation and related benefits	(3,838)	(9,770)
Income taxes	396	2,459
Deferred compensation	28	(135)
Operating lease liabilities	(4,657)	—
Other assets and liabilities	(913)	(20,175)
Net cash provided by operating activities	40,764	14,916
Cash flows from investing activities:
Additions to capitalized software costs	(9,901)	(10,379)
Additions to equipment and improvements	(5,193)	(2,941)
Proceeds from corporate-owned life insurance policies	2,500	—
Net cash used in investing activities	(12,594)	(13,320)
Cash flows from financing activities:
Proceeds from line of credit	—	26,000
Repayments on line of credit	(11,000)	(21,000)
Proceeds from issuance of shares under employee plans	1,582	4,108
Payments for taxes related to net share settlement of equity awards	(2,843)	(2,204)
Net cash provided by (used in) financing activities	(12,261)	6,904
Net increase in cash, cash equivalents, and restricted cash	15,909	8,500
Cash, cash equivalents, and restricted cash at beginning of period	34,522	31,218
Cash, cash equivalents, and restricted cash at end of period	$50,431	$39,718

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,362	$486
Cash refunds from income taxes	1,576	373
Cash paid for interest	552	975
Cash paid for amounts included in the measurement of operating lease liabilities	5,480	—
Operating lease assets obtained in exchange for operating lease liabilities	5,324	—
Accrued purchases of equipment and improvements	43	181

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and six months ended September 30, 2019 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Costs and expenses:
Cost of revenue	$536	$348	$999	$581
Research and development costs	817	726	1,845	1,336
Selling, general and administrative	2,963	3,061	6,363	5,334
Total share-based compensation	4,316	4,135	9,207	7,251
Income tax benefit	(1,102)	(1,016)	(2,317)	(1,769)
Decrease in net income	$3,214	$3,119	$6,890	$5,482

Recently Adopted Accounting Pronouncements.  Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33- 10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC final rules on Disclosure Update and Simplification and Investment Company Reporting Modernization, and make other updates. ASU 2019-07 was effective upon issuance. The requirements of ASU 2019-07 have been implemented and did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. ASU 2016-13 provides new guidance regarding the measurement and recognition of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. ASU 2016-13 is effective for us in the first quarter of fiscal 2021, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Recurring revenues:
Subscription services	$31,411	$29,255	$61,555	$57,583
Support and maintenance	39,360	39,594	79,012	80,842
Managed services	25,219	23,527	50,900	49,797
Electronic data interchange and data services	24,599	23,941	48,569	48,102
Total recurring revenues	120,589	116,317	240,036	236,324

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,258	9,353	15,353	16,796
Other non-recurring services	5,409	4,651	10,728	10,401
Total software, hardware and other non-recurring revenues	13,667	14,004	26,081	27,197

Total revenues	$134,256	$130,321	$266,117	$263,521

Recurring revenues consist of subscription services, support and maintenance, managed services, and EDI and data services. Software, hardware, and other non-recurring revenues consist of sales of software licenses and hardware and certain non-recurring services, such as implementation, training, and consulting performed for clients who use our products.

Generally, we recognize revenue for our most significant performance obligations as follows:

Subscription services. Performance obligations involving subscription services, which include annual libraries, are satisfied over time as the customer simultaneously receives and consumes the benefits of the services throughout the contract period. Our subscription services primarily include our hosting services, which we refer to as managed cloud services and our software-as-a-service (“SaaS”) based offerings, such as our electronic health records and practice management, mobile, patient portal, and population health management solutions. Our managed cloud services represent a single performance obligation to provide cloud hosting services to our customers. Our SaaS-based offerings may include multiple goods and services, such as providing access to our technology-based solutions together with our managed cloud services. These offerings are concurrently delivered with the same pattern of transfer to our customers and are accounted for as a single performance obligation because the technology-based solutions and other goods and services included within our overall SaaS-based offerings are each individually not capable of being distinct as the customer receives benefits based on the combined offering. Our annual libraries primarily consist of providing stand-ready access to certain content, knowledgebase, databases, and SaaS-based educational tools, which are frequently updated to meet the most current standards and requirements, to be utilized in conjunction with our core solutions. We recognize revenue related to these subscription services, including annual libraries, ratably over the respective noncancelable contract term.

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

Managed services. Managed services consist primarily of RCM and related services, but also includes transcription services and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgement is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints when appropriate whereby we include in the transaction price estimated variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are assessed at the contract level. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Performance obligations related to the transcription services and other recurring services are generally satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $492,700, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 47% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended September 30, 2019 and 2018, we recognized $16,188 and $15,909, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods. During the six months ended September 30, 2019 and 2018, we recognized $36,147 and $36,086, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods.

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

Capitalized commissions costs were $22,970 as of September 30, 2019, of which $5,989 is current and included as prepaid expenses and other current assets and $16,981 is long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended September 30, 2019 and 2018, we recognized $1,791 and $1,275, respectively, of commissions expense. During the six months ended September 30, 2019 and 2018, we recognized $3,453 and $2,864, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statement of comprehensive income.

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2019 and March 31, 2019:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$42,930	$42,930	$—	$—
Restricted cash and cash equivalents	7,501	7,501	—	—
	$50,431	$50,431	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,400	$—	$—	$1,400
	$1,400	$—	$—	$1,400

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$33,079	$33,079	$—	$—
Restricted cash and cash equivalents	1,443	1,443	—	—
	$34,522	$34,522	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

(1)	Cash equivalents consist primarily of money market funds.

The contingent liability balance relates to the acquisition of Inforth Technologies in which up to an additional $4,000 of cash is payable in the form of an earnout subject to the achievement of certain bookings targets through March 31, 2020. The categorization of the framework used to measure fair value of the contingent consideration liability was considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the initial measurement period are reflected in the condensed consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable bookings targets that were not observable in the market. During the three and six months ended September 30, 2019, we recorded $400 in fair value adjustments to the contingent consideration liability, which is included as a component of selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three and six months ended September 30, 2019, we recorded certain impairments to our operating lease assets and equipment and improvements (see Note 15).

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of comprehensive income. Total operating lease costs were $2,751 and $2,027 for the three months ended September 30, 2019 and 2018, respectively. Total operating lease costs were $5,051 and $4,055 for the six months ended September 30, 2019 and 2018, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$2,514	$4,677
Short-term lease costs	67	93
Variable lease costs	198	337
Less: Sublease income	(28)	(56)
Total operating lease costs	$2,751	$5,051

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended	Six Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,864	$5,480
Operating lease assets obtained in exchange for operating lease liabilities	—	5,324

As of September 30, 2019, our operating leases had a weighted average remaining lease term of 5.0 years and a weighted average discount rate of 4.2%. Future minimum aggregate lease payments under operating leases as of September 30, 2019 are summarized as follows:

For the year ended March 31,
2020 (remaining six months)	$5,921
2021	11,919
2022	11,323
2023	10,954
2024	9,045
Thereafter	8,316
Total future lease payments	57,478
Less interest	(5,909)
Total lease liabilities	$51,569

Future minimum lease payments (including interest) under non-cancelable operating leases as of March 31, 2019 are summarized as follows:

For the year ended March 31,
2020	$10,511
2021	10,701
2022	10,161
2023	9,660
2024	7,730
Thereafter	8,097
Total obligations and commitments	$56,860

As of September 30, 2019, we have not entered any material leases, which are not reflected in the table above.

5. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of September 30, 2019 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2019 and March 31, 2019 was $218,771.

6. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2019
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$32,400	$93,000	$125,400
Accumulated amortization	(19,554)	(63,556)	(83,110)
Net intangible assets	$12,846	$29,444	$42,290

	March 31, 2019
	Customer	Software
	Relationships	Technology	Total
Gross carrying amount	$54,450	$94,310	$148,760
Accumulated amortization	(39,875)	(56,290)	(96,165)
Net intangible assets	$14,575	$38,020	$52,595

Amortization expense related to customer relationships and contracts recorded as operating expenses in the condensed consolidated statements of comprehensive income was $864 and $1,121 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,288 and $4,288 for the three months ended September 30, 2019 and 2018, respectively.

Amortization expense related to customer relationships and contracts recorded as operating expenses in the condensed consolidated statements of comprehensive income was $1,729 and $2,289 for the six months ended September 30, 2019 and 2018, respectively. Amortization expense related to software technology recorded as cost of revenue was $8,576 and $8,575 for the six months ended September 30, 2019 and 2018, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2019:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2020 (remaining six months)	$1,730	$8,576	$10,306
2021	2,803	13,268	16,071
2022	2,273	5,480	7,753
2023	1,866	1,760	3,626
2024	1,548	180	1,728
2025 and beyond	2,626	180	2,806
Total	$12,846	$29,444	$42,290

7. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2019	March 31, 2019
Gross carrying amount	$68,879	$59,782
Accumulated amortization	(29,803)	(21,927)
Net capitalized software costs	$39,076	$37,855

Amortization expense related to capitalized software costs was $4,555 and $2,635 for the three months ended September 30, 2019 and 2018, respectively, and is recorded as cost of revenue in the condensed consolidated statements of comprehensive income.

Amortization expense related to capitalized software costs was $8,680 and $4,892 for the six months ended September 30, 2019 and 2018, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2019. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2020 (remaining six months)	$11,100
2021	16,900
2022	8,400
2023	2,676
Total	$39,076

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2019.

As of September 30, 2019, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement. As of March 31, 2019, we had $11,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $211 and $591 for the three months ended September 30, 2019 and 2018, respectively. Amortization of deferred debt issuance costs was $178 and $178 for the three months ended September 30, 2019 and 2018, respectively.

Interest expense related to the Credit Agreement was $505 and $1,141 for the six months ended September 30, 2019 and 2018, respectively. Amortization of deferred debt issuance costs was $355 and $355 for the six months ended September 30, 2019 and 2018, respectively.

9. Composition of Certain Financial Statement Captions

Accounts receivable includes billed amounts where the right to receive payment is unconditional and only subject to the passage of time. Undelivered products and services are included as a component of the contract liabilities balance on the accompanying condensed consolidated balance sheets.

	September 30, 2019	March 31, 2019
Accounts receivable, gross	$87,258	$93,513
Allowance for doubtful accounts	(3,550)	(6,054)
Accounts receivable, net	$83,708	$87,459

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2019	March 31, 2019
Prepaid expenses	$13,868	$15,548
Capitalized commissions costs	5,989	4,816
Other current assets	755	462
Prepaid expenses and other current assets	$20,612	$20,826

Equipment and improvements are summarized as follows:

	September 30, 2019	March 31, 2019
Computer equipment	$31,908	$28,923
Internal-use software	17,426	17,084
Furniture and fixtures	12,075	11,660
Leasehold improvements	15,656	15,150
Equipment and improvements, gross	77,065	72,817
Accumulated depreciation and amortization	(55,016)	(51,413)
Equipment and improvements, net	$22,049	$21,404

Other assets are summarized as follows:

	September 30, 2019	March 31, 2019
Capitalized commission costs	$16,981	$14,781
Deposits	5,747	5,318
Debt issuance costs	2,479	2,834
Other noncurrent assets	7,810	9,545
Other assets	$33,017	$32,478

Accrued compensation and related benefits are summarized as follows:

	September 30, 2019	March 31, 2019
Accrued vacation	$9,323	$9,893
Accrued bonus	8,063	11,598
Accrued commissions	3,628	3,418
Accrued payroll	811	754
Accrued compensation and related benefits	$21,825	$25,663

Other current liabilities are summarized as follows:

	September 30, 2019	March 31, 2019
Care services liabilities	$7,501	1,443
Sales returns reserves and other customer liabilities	6,743	7,838
Customer credit balances and deposits	4,358	3,988
Accrued hosting costs	3,440	4,674
Accrued self insurance expense	2,616	2,225
Accrued employee benefits and withholdings	2,407	2,426
Accrued outsourcing costs	2,328	2,128
Accrued EDI expense	2,061	2,037
User group meeting deposits	1,813	—
Accrued consulting and outside services	1,732	3,874
Contingent consideration related to acquisitions	1,400	1,000
Accrued legal expense	895	699
Sales tax payable	599	509
Accrued royalties	587	3,090
Deferred rent and related lease obligations	—	2,196
Other accrued expenses	3,065	2,937
Other current liabilities	$41,545	$41,064

10. Income Taxes

The provision for income taxes in the three months ended September 30, 2019 and 2018 was $509 and $1,896, respectively. The effective tax rates were 7.7% and 12.6% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended September 30, 2019 compared to the prior year period was primarily due to the increased net benefit of the research and development credits, partially offset by nondeductible stock option related expenses, nondeductible officer’s compensation, and reserves for uncertain tax position.

The provision for income taxes in the six months ended September 30, 2019 and 2018 was $129 and $2,338, respectively. The effective tax rates were 1.7% and 12.9% for the six months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the six months ended September 30, 2019 compared to the prior year period was primarily due to the increased net benefit of the research and development credits and other one-time discrete benefits, partially offset by nondeductible stock option related expenses.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had liabilities of $3,206 and $2,894 for unrecognized tax benefits related to various federal, state and local income tax matters as of September 30, 2019 and March 31, 2019, respectively. If recognized, this amount would reduce our effective tax rate.

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

11. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Earnings per share — Basic:
Net income	$6,081	$13,094	$7,325	$15,742
Weighted-average shares outstanding — Basic	65,401	64,265	65,209	64,143
Net income per common share — Basic	$0.09	$0.20	$0.11	$0.25

Earnings per share — Diluted:
Net income	$6,081	$13,094	$7,325	$15,742
Weighted-average shares outstanding	65,401	64,265	65,209	64,143
Effect of potentially dilutive securities	159	592	236	219
Weighted-average shares outstanding — Diluted	65,560	64,857	65,445	64,362
Net income per common share — Diluted	$0.09	$0.20	$0.11	$0.24

The computation of diluted net income per share does not include 1,794 and 411 options to acquire shares of common stock for the three months ended September 30, 2019 and September 30, 2018, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 894 and 1,895 options to acquire shares of common stock for the six months ended September 30, 2019 and September 30, 2018, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

12. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2019, there were 255,320 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2019, there were 2,782,330 outstanding options, 1,849,438 outstanding shares of restricted stock awards, 46,375 outstanding shares of performance stock awards, and 8,800,491 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the six months ended September 30, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2019	3,166,525	$15.36	5.5	$7,040
Exercised	(45,925)	15.75	4.7	$131
Forfeited/Canceled	(48,550)	25.41	2.0
Expired	(34,400)	43.04
Outstanding, September 30, 2019	3,037,650	$14.88	5.1	$4,134
Vested and expected to vest, September 30, 2019	2,796,120	$14.89	5.1	$3,826
Exercisable, September 30, 2019	1,559,428	$15.02	4.5	$2,247

Non-vested stock option award activity during the six months ended September 30, 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,845,855	$5.52
Vested	(358,783)	5.26
Forfeited/Canceled	(8,850)	6.51
Outstanding, September 30, 2019	1,478,222	$5.58

As of September 30, 2019, $6,069 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2019 and 2018 was $1,886 and $1,718, respectively.

Restricted stock awards activity during the six months ended September 30, 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,715,958	$16.29
Granted	723,361	18.59
Vested	(517,528)	16.56
Canceled	(72,353)	17.13
Outstanding, September 30, 2019	1,849,438	$17.08

Share-based compensation expense related to restricted stock awards was $3,713 and $2,833 for the three months ended September 30, 2019 and 2018, respectively. Share-based compensation expense related to restricted stock awards was $7,009 and $4,753 for the six months ended September 30, 2019 and 2018, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of September 30, 2019, $25,123 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 46,375 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $62 and $123 for the three and six months ended September 30, 2019, respectively.  Share-based compensation expense related to the performance stock awards was $68 and $141 for the three and six months ended September 30, 2018, respectively.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards was not significant.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of September 30, 2019, we have issued 521,975 shares under the Purchase Plan and 3,478,025 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $109 and $100 for the three months ended September 30, 2019 and 2018, respectively. Share-based compensation expense recorded for the employee share purchase plan was $231 and $232 for the six months ended September 30, 2019 and 2018, respectively.

13. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at September 30, 2019.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

We historically have accepted sales returns under limited circumstances. We estimate expected sales returns and other forms of variable consideration considering our customary business practice and contract-specific facts and circumstances, and we consider such estimated potential returns as variable consideration when allocating the transaction price to the extent it is probable that there will not be a significant reversal of cumulative revenue recognized.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing was completed in May 2019 and a hearing on the appeal will be held on December 12, 2019. We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

15. Restructuring Plan

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $175 and $1,882 of restructuring costs in the three and six months ended September 30, 2019, respectively, within operating expenses in our condensed consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The restructuring costs were substantially paid as of September 30, 2019.

In connection with the restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $1,916 and $2,405 in the three and six months ended September 30, 2019, respectively, to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, Irvine, and Atlanta, based on projected sublease rental income and estimated sublease commencement dates.   We are actively marketing each of these vacated locations for sublease. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

16. Subsequent Events

On October 4, 2019, we completed our acquisition of Topaz Information, L.L.C. (“Topaz”) pursuant to the terms of the Purchase Agreement, dated October 4, 2019 (the "Agreement"). Topaz is based in Phoenix, AZ and provides healthcare solutions to behavioral health and social services organizations that utilize the NextGen platform. Its extensive clinical content and domain expertise has been instrumental in our ability to compete and win. By combining our companies, we will be positioned to provide the platform and domain expertise to deliver integrated and collaborative care in a re-energized behavioral health market. Total cash consideration paid was $8,000, subject to certain adjustments in accordance with the terms of the Agreement. In addition, we may pay up to an additional $2,000 cash in the form of an earnout, subject to the achievement of certain operational targets over an approximately eighteen-month period. The acquisition was funded by cash flows from operations. We are in the process of determining the purchase price allocation for this acquisition.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2019 and 2018 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Recurring	89.8%	89.3%	90.2%	89.7%
Software, hardware, and other non-recurring	10.2	10.7	9.8	10.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	37.5	36.2	37.9	36.2
Software, hardware, and other non-recurring	4.9	5.4	4.8	5.4
Amortization of capitalized software costs and acquired intangible assets	6.6	5.3	6.5	5.1
Total cost of revenue	49.0	46.9	49.2	46.7
Gross profit	51.0	53.1	50.8	53.3
Operating expenses:
Selling, general and administrative	29.1	26.3	29.8	29.9
Research and development costs, net	14.7	14.1	15.7	15.4
Amortization of acquired intangible assets	0.6	0.9	0.7	0.9
Impairment of assets	1.4	0.0	0.9	0.0
Restructuring costs	0.1	0.0	0.7	0.0
Total operating expenses	46.0	41.2	47.7	46.2
Income from operations	5.0	11.9	3.1	7.2
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.3)	(0.6)	(0.3)	(0.6)
Other income, net	0.2	0.2	0.0	0.2
Income before provision for income taxes	4.9	11.5	2.8	6.9
Provision for income taxes	0.4	1.5	0.0	0.9
Net income	4.5%	10.0%	2.8%	6.0%

Revenues

The following table presents our disaggregated revenues for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Recurring revenues:
Subscription services	$31,411	$29,255	$61,555	$57,583
Support and maintenance	39,360	39,594	79,012	80,842
Managed services	25,219	23,527	50,900	49,797
Electronic data interchange and data services	24,599	23,941	48,569	48,102
Total recurring revenues	120,589	116,317	240,036	236,324

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,258	9,353	15,353	16,796
Other non-recurring services	5,409	4,651	10,728	10,401
Total software, hardware and other non-recurring revenues	13,667	14,004	26,081	27,197

Total revenues	$134,256	$130,321	$266,117	$263,521

Recurring revenues as a percentage of total revenues	89.8%	89.3%	90.2%	89.7%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended September 30, 2019 increased $3.9 million compared to the prior year period due to a $4.3 million increase in recurring revenues, partially offset by a $0.3 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by higher subscription services revenue associated with our population health and analytics and NextGen Office cloud-based solutions, as well as higher revenues from our managed cloud services. The decrease in software, hardware, and other non-recurring revenues was primarily due to lower software bookings, partially offset by an increase in professional services revenue.

Consolidated revenue for the six months ended September 30, 2019 increased $2.6 million compared to the prior year period due to a $3.7 million increase in recurring revenues, partially offset by a $1.1 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was primarily driven by higher subscription services revenue associated with our population health and analytics and NextGen Office cloud-based solutions, as well as higher revenues from our managed cloud services, partially offset by lower support and maintenance revenue resulting from client attrition. The decrease in software, hardware, and other non-recurring revenues was primarily due to lower software bookings.

Bookings reflect the estimated annual value of our executed contracts and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings increased to $36.6 million for the three months ended September 30, 2019 compared to $36.1 million in the prior year primarily due to an increase in our mobile and population health subscription services.

Total bookings were $68.4 million for the six months ended September 30, 2019 compared to $65.3 million in the prior year. The increase in total bookings from prior year primarily reflects the larger size and volume of managed cloud services contracts signed during the fiscal year.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue:
Recurring	$50,328	$47,172	$100,868	$95,325
Software, hardware, and other non-recurring	6,563	7,022	12,841	14,176
Amortization of capitalized software costs and acquired intangible assets	8,843	6,924	17,256	13,468
Total cost of revenue	$65,734	$61,118	$130,965	$122,969

Gross profit	$68,522	$69,203	$135,152	$140,552
Gross margin %	51.0%	53.1%	50.8%	53.3%

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

Share-based compensation expense included in cost of revenue was $0.5 million and $0.3 million for the three months ended September 30, 2019 and 2018, and is included in the amounts in the table above. Share-based compensation expense included in cost of revenue was $1.0 and $0.6 million for the six months ended September 30, 2019 and 2018, and is included in the amounts in the table above.

Gross profit for the three months ended September 30, 2019 decreased $0.7 million compared to the prior year period due to a $4.6 million increase in cost of revenue, offset by a $3.9 million increase in revenues as discussed above. Our gross margin decreased to 51.0% for the three months ended September 30, 2019 compared to 53.1% in the prior year.

Gross profit for the six months ended September 30, 2019 decreased $5.4 million compared to the prior year period due to a $8.0 million increase in cost of revenue, partially offset by a $2.6 million increase in revenues as discussed above. Our gross margin decreased to 50.8% for the six months ended September 30, 2019 compared to 53.3% in the prior year.

The increase in cost of revenue for the three and six months ended September 30, 2019 compared to the prior year period is primarily due to higher amortization of previously capitalized software costs combined with an increase in cost of subscription services associated with higher related subscription services revenues, higher third party outsourcing costs and personnel costs related to our delivering our managed services, and higher hosting services costs, partially offset by lower personnel costs related to delivering our support and maintenance services. The decline in gross margin was primarily driven by the higher amortization of previously capitalized software costs.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Selling, general and administrative	$39,046	$34,229	$79,174	$78,865
Selling, general and administrative, as a percentage of revenue	29.1%	26.3%	29.8%	29.9%

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

Share-based compensation expense included in selling, general and administrative expenses was $3.0 million and $3.1 million for the three months ended September 30, 2019 and 2018, respectively, and is included in the amounts in the table above. Share-based compensation expense included in selling, general and administrative expenses was $6.4 million and $5.3 million for the six months ended September 30, 2019 and 2018, respectively, and is included in the amounts in the table above. The increase in share-based compensation for the six months ended September 30, 2019 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 12, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $4.8 million for the three months ended September 30, 2019 compared to the prior year period primarily due to a $5.7 million net benefit recorded in the prior year quarter from insurance recoveries related to the settlement of the Federal Securities Class Action complaint, partially offset by lower salaries and benefits due to a reduction in employee headcount as a result of our business restructuring plan announced last quarter.

Selling, general and administrative expenses increased $0.3 million for the six months ended September 30, 2019 compared to the prior year period due to the $5.7 million net benefit recorded in the prior year as noted above, offset by lower employee severance and exit costs and lower salaries and benefits due to a reduction in employee headcount as a result of our business restructuring plan announced last quarter.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Gross expenditures	$24,955	$23,965	$51,741	$50,878
Capitalized software costs	(5,166)	(5,594)	(9,901)	(10,379)
Research and development costs, net	$19,789	$18,371	$41,840	$40,499

Research and development costs, as a percentage of revenue	14.7%	14.1%	15.7%	15.4%
Capitalized software costs as a percentage of gross expenditures	20.7%	23.3%	19.1%	20.4%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs being expensed up front and the amount of net research and development costs reported in our condensed consolidated statement of net income and comprehensive income.

Share-based compensation expense included in research and development costs was $0.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, and is included in the amounts in the table above. Share-based compensation expense included in research and development costs was $1.8 million and $1.3 million for the six months ended September 30, 2019 and 2018, respectively, and is included in the amounts in the table above.

Net research and development costs for the three months ended September 30, 2019 increased $1.4 million compared to the prior year period due to $1.0 million higher gross expenditures and $0.4 million lower capitalization of software costs. Net research and development costs for the six months ended September 30, 2019 increased $1.3 million compared to the prior year period due to a $0.8 million increase in gross expenditures and $0.5 million lower capitalization of software costs. The increases in gross expenditures for the three and six months ended September 30, 2019 compared to the prior year periods were primarily due to higher utilization of our Bangalore development center resources and increased hosting costs, partially offset by lower salaries and benefits due to a reduction in employee headcount as a result of our business restructuring plan announced last quarter. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Amortization of acquired intangible assets	$865	$1,121	$1,730	$2,289

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

Amortization of acquired intangible assets for the three and six months ended September 30, 2019 decreased $0.3 million and $0.6 million, respectively compared to the prior year periods due to certain acquired intangible assets being fully amortized in the prior fiscal year.

Restructuring Costs and Impairment of Assets

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $0.2 million and $1.9 million of restructuring costs in the three and six months ended September 30, 2019, respectively, within operating expenses in our condensed consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The restructuring costs were substantially paid as of September 30, 2019.

In connection with the restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $1.9 million and $2.4 million in the three and six months ended September 30, 2019, respectively, to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, Irvine, and Atlanta based on projected sublease rental income and estimated sublease commencement dates. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. Refer to Note 15, “Restructuring Plan” of our notes to condensed consolidated financial statements included elsewhere in this Report for further details.

Interest and Other Income and Expense

The following table presents our interest expense for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Interest income	$36	$40	$115	$69
Interest expense	(387)	(769)	(859)	(1,499)
Other income, net	210	237	77	611

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 8, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of September 30, 2019, we had no outstanding balances under the revolving credit agreement, compared to an outstanding balance of $11.0 million as of March 31, 2019 and $42.0 million as of September 30, 2018. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Provision for income taxes	$509	$1,896	$129	$2,338
Effective tax rate	7.7%	12.6%	1.7%	12.9%

The decrease in the effective tax rate for the three and six months ended September 30, 2019 compared to the prior year periods was primarily due to the increased net benefit of the research and development credits, partially offset by nondeductible stock option expense, nondeductible officer’s compensation, and reserves for uncertain tax position.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,081	$13,094	$7,325	$15,742
Net income per share:
Basic	$0.09	$0.20	$0.11	$0.25
Diluted	$0.09	$0.20	$0.11	$0.24

As a result of the foregoing changes in revenue and expense, net income for the three months ended September 30, 2019 decreased $7.0 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the six months ended September 30, 2019 decreased $8.4 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Cash and cash equivalents	$42,930	$32,387
Unused portion of revolving credit agreement (1)	300,000	258,000
Total liquidity	$342,930	$290,387

Net income	$7,325	$15,742
Net cash provided by operating activities	$40,764	$14,916

(1)	As of September 30, 2019, we had no outstanding loans under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of September 30, 2019, our cash and cash equivalents balance of $42.9 million reflects a $9.9 million increase compared to $33.1 million as of March 31, 2019. We had no outstanding loans under our revolving credit agreement as of September 30, 2019.

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

We believe that our cash and cash equivalents on hand at September 30, 2019, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

On October 4, 2019, we completed our acquisition of Topaz Information, L.L.C. pursuant to the terms of the Purchase Agreement, dated October 4, 2019 (the "Agreement"). Total cash consideration paid was $8.0 million, subject to certain adjustments in accordance with the terms of the Agreement. In addition, we may pay up to an additional $2.0 million cash in the form of an earnout, subject to the achievement of certain operational targets over an approximately eighteen-month period. The acquisition was funded by cash flows from operations.

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the six months ended September 30, 2019 and 2018 (in thousands):

	Six Months Ended September 30,
	2019	2018
Net income	$7,325	$15,742
Non-cash expenses	40,956	29,775
Cash from net income, as adjusted	$48,281	$45,517
Change in contract assets and liabilities, net	(67)	(5,248)
Change in accounts receivable	2,116	409
Change in other assets and liabilities	(9,566)	(25,762)
Net cash provided by operating activities	$40,764	$14,916

For the six months ended September 30, 2019, cash provided by operating activities increased $25.8 million compared to the prior year period, of which $16.2 million is due to changes in other assets and liabilities, $5.2 million from net changes in contract assets and liabilities, $2.8 million due to higher cash from net income, as adjusted for non-cash expenses, and $1.7 million from decreases in accounts receivable. The increase in cash from net changes in other assets and liabilities is primarily due to payments in the prior year related to the $19.0 million settlement of the Federal Securities Class Action complaint. The increase in cash associated with net changes in contract assets and liabilities is primarily due to a lower level of maintenance invoicing as a result of client attrition and a higher amount of invoices issued in the fourth quarter of fiscal year 2019. Accounts receivable balances decreased due to continued efforts to collect and resolve aged balances, resulting in a corresponding increase in cash from collections in the six months ended September 30, 2019. Non-cash expenses increase primarily due to higher amortization of operating lease assets, higher amortization of previously capitalized software costs, impairment charges related to our vacated lease locations, and higher share-based compensation expenses while net income for the six months ended September 30, 2019 decreased $8.4 million compared to the prior year period, as described in the "Net Income" section above.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2019 was $12.6 million compared with $13.3 million in the prior year period. The decrease in net cash used in investing activities is primarily due to $2.5 million of distributions from our corporate-owned life insurance policies, offset by higher additions to equipment and improvements in the current year.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2019 was $12.3 million compared with $6.9 million cash provided by financing activities in the prior year period. The increase in cash used in financing activities is primarily due to $11.0 million in principal repayments on our line of credit in the current year compared to net borrowings of $5.0 million in the prior year, partially offset by $2.5 million lower proceeds from the issuance of shares under employee plans.

Contractual Obligations

We have minimum purchase commitments of $25.1 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at September 30, 2019 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2020 (remaining six months)	2021	2022	2023	2024	2025 and beyond
Operating lease obligations	$50,682	$5,075	$10,195	$9,838	$9,638	$8,165	$7,771
Remaining lease obligations for vacated properties (1)	6,796	846	1,724	1,485	1,316	880	545
Total	$57,478	$5,921	$11,919	$11,323	$10,954	$9,045	$8,316

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Solana Beach and portions of Atlanta, Irvine, Horsham and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.4 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of September 30, 2019 was $5.9 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to condensed consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2019, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of September 30, 2019, we had no outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of September 30, 2019 would have no impact on our annual interest expense. Refer to Note 8, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of September 30, 2019, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing was completed in May 2019 and a hearing on the appeal will be held on December 12, 2019. We believe that the plaintiff’s appeal is without merit and intend to defend against it vigorously. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Description of 2020 Director Compensation Program		8-K	10.1	16-Aug-19

10.2	NextGen Healthcare, Inc. 2015 Equity Incentive Plan, as amended.		8-K	10.2	16-Aug-19

10.3	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended.		8-K	10.3	16-Aug-19

10.4	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended.		8-K	10.4	16-Aug-19

10.5	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan, as amended.		8-K	10.5	16-Aug-19

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

NEXTGEN HEALTHCARE, INC.

Date: October 23, 2019	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2019	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)