Form 10-Q
period 2019-12-31
NEXTGEN HEALTHCARE, INC.
filed 2020-01-24
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

The number of outstanding shares of the Registrant’s common stock as of January 21, 2020 was 65,701,261 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26,790	$33,079
Restricted cash and cash equivalents	5,696	1,443
Accounts receivable, net	79,731	87,459
Contract assets	12,488	13,242
Inventory	75	120
Income taxes receivable	5,485	3,682
Prepaid expenses and other current assets	23,101	20,826
Total current assets	153,366	159,851
Equipment and improvements, net	22,004	21,404
Capitalized software costs, net	39,678	37,855
Operating lease assets	34,424	—
Deferred income taxes, net	5,088	6,194
Contract assets, net of current	3,427	3,747
Intangibles, net	64,394	52,595
Goodwill	266,741	218,771
Other assets	33,773	32,478
Total assets	$622,895	$532,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,411	$5,432
Contract liabilities	52,905	56,009
Accrued compensation and related benefits	25,309	25,663
Income taxes payable	—	64
Operating lease liabilities	10,323	—
Other current liabilities	38,931	41,064
Total current liabilities	136,879	128,232
Deferred compensation	6,198	5,905
Line of credit	37,000	11,000
Operating lease liabilities, net of current	39,297	—
Other noncurrent liabilities	3,765	11,812
Total liabilities	223,139	156,949
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 65,701 and 64,838 shares at December 31, 2019 and March 31, 2019, respectively	657	648
Additional paid-in capital	277,161	264,908
Accumulated other comprehensive loss	(1,423)	(1,231)
Retained earnings	123,361	111,621
Total shareholders' equity	399,756	375,946
Total liabilities and shareholders' equity	$622,895	$532,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Recurring	$124,787	$117,446	$364,823	$353,770
Software, hardware, and other non-recurring	12,953	13,421	39,034	40,618
Total revenues	137,740	130,867	403,857	394,388
Cost of revenue:
Recurring	52,197	47,997	153,065	143,322
Software, hardware, and other non-recurring	6,975	6,576	19,816	20,752
Amortization of capitalized software costs and acquired intangible assets	8,963	7,098	26,219	20,566
Total cost of revenue	68,135	61,671	199,100	184,640
Gross profit	69,605	69,196	204,757	209,748
Operating expenses:
Selling, general and administrative	42,841	41,304	122,015	120,169
Research and development costs, net	20,026	20,682	61,866	61,181
Amortization of acquired intangible assets	964	1,027	2,694	3,316
Impairment of assets	1,948	—	4,353	—
Restructuring costs	546	—	2,428	—
Total operating expenses	66,325	63,013	193,356	184,666
Income from operations	3,280	6,183	11,401	25,082
Interest income	30	44	145	113
Interest expense	(435)	(720)	(1,294)	(2,219)
Other income (expense), net	137	(227)	214	384
Income before provision for (benefit of) income taxes	3,012	5,280	10,466	23,360
Provision for (benefit of) income taxes	(1,403)	456	(1,274)	2,794
Net income	$4,415	$4,824	$11,740	$20,566
Other comprehensive income:
Foreign currency translation, net of tax	(103)	411	(192)	(881)
Comprehensive income	$4,312	$5,235	$11,548	$19,685
Net income per share:
Basic	$0.07	$0.07	$0.18	$0.32
Diluted	$0.07	$0.07	$0.18	$0.32
Weighted-average shares outstanding:
Basic	65,493	64,637	65,304	64,308
Diluted	65,664	64,776	65,516	64,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three and Nine Months Ended December 31, 2019
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	545	6	(1,311)	—	—	(1,305)
Stock-based compensation	—	—	4,891	—	—	4,891
Components of other comprehensive income:
Translation adjustments	—	—	—	—	54	54
Net income	—	—		1,244	—	1,244
Balance, June 30, 2019	65,383	654	268,488	112,865	(1,177)	380,830
Common stock issued under stock plans, net of shares withheld for taxes	53	—	44	—	—	44
Stock-based compensation	—	—	4,316	—	—	4,316
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(143)	(143)
Net income	—	—		6,081	—	6,081
Balance, September 30, 2019	65,436	654	272,848	118,946	(1,320)	391,128
Common stock issued under stock plans, net of shares withheld for taxes	265	3	(308)	—	—	(305)
Stock-based compensation	—	—	4,621	—	—	4,621
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(103)	(103)
Net income	—	—		4,415	—	4,415
Balance, December 31, 2019	65,701	657	277,161	123,361	(1,423)	399,756

	Three and Nine Months Ended December 31, 2018
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2018	63,995	640	244,462	78,708	(400)	323,410
Common stock issued under stock plans, net of shares withheld for taxes	225	2	(204)	—	—	(202)
Stock-based compensation	—	—	3,116	—	—	3,116
Cumulative effect adjustment related to the adoption of ASC 606	—	—	—	8,419	—	8,419
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(499)	(499)
Net income	—	—	—	2,648	—	2,648
Balance, June 30, 2018	64,220	642	247,374	89,775	(899)	336,892
Common stock issued under stock plans, net of shares withheld for taxes	162	2	2,104	—	—	2,106
Stock-based compensation	—	—	4,135	—	—	4,135
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(793)	(793)
Net income	—	—	—	13,094	—	13,094
Balance, September 30, 2018	64,382	644	253,613	102,869	(1,692)	355,434
Common stock issued under stock plans, net of shares withheld for taxes	322	3	—	—	—	3
Stock-based compensation	—	—	4,698	—	—	4,698
Components of other comprehensive income:
Translation adjustments	—	—	—	—	411	411
Net income	—	—	—	4,824	—	4,824
Balance, December 31, 2018	64,704	647	258,311	107,693	(1,281)	365,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$11,740	$20,566
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	12,962	7,703
Amortization of debt issuance costs	532	532
Amortization of other intangibles	15,951	16,180
Change in fair value of contingent consideration	425	—
Deferred income taxes	38	22
Depreciation	6,453	7,721
Excess tax benefit from share-based compensation	(46)	(313)
Impairment of assets	4,353	—
Loss on disposal of equipment and improvements	41	194
Non-cash operating lease costs	6,254	—
Provision for bad debts	2,426	2,740
Provision for inventory obsolescence	6	8
Restructuring costs, net of amounts paid	257	—
Share-based compensation	13,828	11,949
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	6,184	242
Contract assets	1,081	1,288
Inventory	39	43
Accounts payable	2,323	(783)
Contract liabilities	(4,014)	(7,804)
Accrued compensation and related benefits	(1,159)	(4,476)
Income taxes	(1,821)	2,595
Deferred compensation	293	(522)
Operating lease liabilities	(7,142)	—
Other assets and liabilities	(6,633)	(24,606)
Net cash provided by operating activities	64,371	33,279
Cash flows from investing activities:
Additions to capitalized software costs	(14,785)	(14,853)
Additions to equipment and improvements	(6,951)	(4,108)
Payments for acquisitions, net of cash acquired	(71,605)	—
Proceeds from over-funded corporate-owned life insurance policies	2,500	—
Net cash used in investing activities	(90,841)	(18,961)
Cash flows from financing activities:
Proceeds from line of credit	37,000	26,000
Repayments on line of credit	(11,000)	(36,000)
Proceeds from issuance of shares under employee plans	2,076	4,505
Payments for taxes related to net share settlement of equity awards	(3,642)	(2,598)
Net cash provided by (used in) financing activities	24,434	(8,093)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,036)	6,225
Cash, cash equivalents, and restricted cash at beginning of period	34,522	31,218
Cash, cash equivalents, and restricted cash at end of period	$32,486	$37,443

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,154	$966
Cash refunds from income taxes	1,576	442
Cash paid for interest	805	1,385
Cash paid for amounts included in the measurement of operating lease liabilities	8,494	—
Operating lease assets obtained in exchange for operating lease liabilities	5,858	—
Accrued purchases of equipment and improvements	44	181

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of December 31, 2019 and for the three and nine months ended December 31, 2019 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Costs and expenses:
Cost of revenue	$531	$358	$1,530	$939
Research and development costs	963	860	2,808	2,196
Selling, general and administrative	3,127	3,480	9,490	8,814
Total share-based compensation	4,621	4,698	13,828	11,949
Income tax benefit	(1,158)	(1,180)	(3,475)	(2,949)
Decrease in net income	$3,463	$3,518	$10,353	$9,000

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal 2022. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Recurring revenues:
Subscription services	$33,163	$30,035	$94,718	$87,618
Support and maintenance	39,936	39,714	118,948	120,556
Managed services	26,830	24,251	77,730	74,048
Electronic data interchange and data services	24,858	23,446	73,427	71,548
Total recurring revenues	124,787	117,446	364,823	353,770

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,210	9,217	22,563	26,013
Other non-recurring services	5,743	4,204	16,471	14,605
Total software, hardware and other non-recurring revenues	12,953	13,421	39,034	40,618

Total revenues	$137,740	$130,867	$403,857	$394,388

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $488,800, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 46% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended December 31, 2019 and 2018, we recognized $14,834 and $14,899, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods. During the nine months ended December 31, 2019 and 2018, we recognized $50,981 and $50,985, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods.

Our contracts with customers do not include any major financing components.

Costs to Obtain or Fulfill a Contract

We capitalize all incremental costs of obtaining a contract with a customer to the extent that such costs are directly related to a contract and expected to be recoverable. Our sales commissions and related sales incentives are considered incremental costs requiring capitalization. Capitalized contract costs are amortized to expense utilizing a method that is consistent with the transfer of the related goods or services to the customer. The amortization period ranges from less than one year up to five years, based on the period over which the related goods and services are transferred, including consideration of the expected customer renewals and the related useful lives of the products.

Capitalized commissions costs were $23,956 as of December 31, 2019, of which $6,638 is current and included as prepaid expenses and other current assets and $17,318 is long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended December 31, 2019 and 2018, we recognized $2,187 and $1,414, respectively, of commissions expense. During the nine months ended December 31, 2019 and 2018, we recognized $5,640 and $4,278, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statement of comprehensive income.

3. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2019 and March 31, 2019:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$26,790	$26,790	$—	$—
Restricted cash and cash equivalents	5,696	5,696	—	—
	$32,486	$32,486	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$3,275	$—	$—	$3,275
	$3,275	$—	$—	$3,275

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$33,079	$33,079	$—	$—
Restricted cash and cash equivalents	1,443	1,443	—	—
	$34,522	$34,522	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

(1)	Cash equivalents consist primarily of money market funds.

The contingent consideration liabilities relates to the acquisitions of Topaz Information Systems, LLC (see Note 5) and Inforth Technologies. In accordance with the provisions of the potential earnout, as amended, for the acquisition of Inforth Technologies up to an additional $4,000 of cash is payable subject to the achievement of certain bookings targets through March 31, 2020.

The contingent consideration liability for Topaz Information Systems, LLC was $1,875 as of December 31, 2019 and is reflected within other noncurrent liabilities in our condensed consolidated balance sheets. The contingent consideration liability for Inforth Technologies was $1,400 and $1,000 as of December 31, 2019 and March 31, 2019, respectively and is reflected within other current liabilities in our condensed consolidated balance sheets.

The categorization of the framework used to measure fair value of the contingent consideration liabilities were considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liabilities on a recurring basis and any adjustments to fair value subsequent to the initial measurement period are reflected in the condensed consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable bookings targets that were not observable in the market. During the nine months ended December 31, 2019, we recorded $400 in fair value adjustments to the contingent consideration liability for Inforth Technologies, which is included as a component of selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

We believe that the fair value of other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

Non-Recurring Fair Value Measurements

We have certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. During the three and nine months ended December 31, 2019, we recorded certain impairments to our operating lease assets and equipment and improvements (see Note 16).

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of comprehensive income. Total operating lease costs were $2,624 and $2,026 for the three months ended December 31, 2019 and 2018, respectively. Total operating lease costs were $7,675 and $6,081 for the nine months ended December 31, 2019 and 2018, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Operating lease costs	$2,469	$7,146
Short-term lease costs	17	110
Variable lease costs	181	518
Less: Sublease income	(43)	(99)
Total operating lease costs	$2,624	$7,675

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2019	December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,014	$8,494
Operating lease assets obtained in exchange for operating lease liabilities	534	5,858

As of December 31, 2019, our operating leases had a weighted average remaining lease term of 4.5 years and a weighted average discount rate of 4.0%. Future minimum aggregate lease payments under operating leases as of December 31, 2019 are summarized as follows:

For the year ended March 31,
2020 (remaining three months)	$3,033
2021	12,176
2022	11,562
2023	10,955
2024	9,045
Thereafter	8,315
Total future lease payments	55,086
Less interest	(5,466)
Total lease liabilities	$49,620

Future minimum lease payments (including interest) under non-cancelable operating leases as of March 31, 2019 are summarized as follows:

For the year ended March 31,
2020	$10,511
2021	10,701
2022	10,161
2023	9,660
2024	7,730
Thereafter	8,097
Total obligations and commitments	$56,860

As of December 31, 2019, we have entered into an office building lease in Cary, North Carolina as part of our acquisition of Medfusion, Inc. which will commence in February 2020.  This lease is not reflected in the table above.

5. Business Combinations

On October 4, 2019, we completed the acquisition of Topaz Information Systems, LLC ("Topaz") pursuant to the Membership Interest Purchase Agreement, dated October 4, 2019. Topaz is based in Phoenix, AZ and provides healthcare solutions to behavioral health and social services organizations that utilize the NextGen platform. Its extensive clinical content and domain expertise has been instrumental in our ability to compete and win. By combining our companies, we will be positioned to provide the platform and domain expertise to deliver integrated and collaborative care in a re-energized behavioral health market. The preliminary purchase price of Topaz is summarized in the table below. The acquisition of Topaz was funded by cash flows from operations.

On December 6, 2019, we completed the acquisition of Medfusion, Inc. (“Medfusion”) pursuant to the Agreement and Plan of Merger, dated November 12, 2019. Headquartered in Cary, North Carolina, Medfusion provides software application services which enable healthcare providers to better serve its patients through enhanced communication. Services are delivered through a standard web browser and typically include features such as appointment scheduling, patient preregistration, prescription renewal, ask a clinician, website development, patient payment, and online bill payment. Medfusion is a portal and patient pay player with a focus on ambulatory services.  The preliminary purchase price of Medfusion is summarized in the table below. The acquisition of Medfusion was funded by a combination of borrowings against our revolving credit agreement (see Note 9) and cash flows from operations.

On December 17, 2019, we completed the acquisition of OTTO Health, LLC (“OTTO”), pursuant to the Agreement and Plan of Merger, dated December 11, 2019.  Based in Boulder, Colorado, OTTO is a telehealth platform that seamlessly integrates into EHR systems allowing providers to have video visits with their patients as part of their normal workflows. OTTO partners closely with EHR providers to create a streamlined user experience, while maintaining the EHR/PM system as the single source of truth. The preliminary purchase price of OTTO is summarized in the table below. The acquisition of OTTO was funded by a combination of borrowings against our revolving credit agreement (see Note 9) and cash flows from operations.

We accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price allocation of the Topaz, Medfusion, and OTTO acquisitions are deemed to be preliminary. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and/or working capital, becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisitions of OTTO and Topaz are considered deductible for tax purposes, and goodwill arising from the acquisition of Medfusion is not deductible for tax purposes.

The total preliminary purchase price for the acquisitions of Topaz, Medfusion, and OTTO are summarized as follows:

	Topaz	Medfusion	OTTO
	Preliminary	Preliminary	Preliminary
	Purchase Price	Purchase Price	Purchase Price
Initial preliminary purchase price	$8,000	$43,000	$22,000
Settlement of pre-existing net liabilities	1,671	24	19
Fair value of contingent consideration	1,850	—	—
Preliminary working capital adjustment	(424)	(247)	(59)
Total preliminary purchase price	$11,097	$42,777	$21,960

Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$359	$204	$102
Accounts receivable	1,577	968	51
Prepaid expense and other assets	139	695	42
Equipment and improvements	194	434	—
Operating lease assets	534	—	—
Accounts payable	(250)	(1,360)	(2)
Accrued compensation and related benefits	(155)	(270)	(123)
Contract liabilities	(370)	(529)	(11)
Deferred income tax liability	—	(1,068)	—
Operating lease liabilities	(240)	—	—
Operating lease liabilities, net of current	(360)	—	—
Other liabilities	(98)	(334)	(15)
Total preliminary net tangible assets acquired and liabilities assumed	1,330	(1,260)	44
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	5,267	23,187	19,516
Software technology	4,500	13,800	2,400
Customer relationships	—	6,800	—
Trademarks	—	250	—
Total preliminary identifiable intangible assets acquired	9,767	44,037	21,916
Total preliminary purchase price	$11,097	$42,777	$21,960

Under the provisions of the Topaz acquisition, we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to Topaz achieving certain operational targets through April 2021. The initial fair value of contingent consideration of $1,850 reflects an estimated earnout payment of $2,000 on a present value basis and was estimated based on the weighted probability of achieving the operational targets utilizing assumptions and inputs from Topaz management. As of December 31, 2019, the fair value of the contingent consideration was $1,875, which reflects an adjustment of $25 related to accretion of the present value discount. Additionally, the preliminary purchase price of Topaz includes $1,671 for the settlement of pre-existing liabilities related to pre-acquisition amounts due for products and services previously purchased from us and recognized by Topaz as accounts payable.  As a result of the acquisition, these accounts payable balances were effectively settled and accounted for as additional purchase consideration.

The software technology intangible assets acquired from Topaz will be amortized over 6 years.

In connection with the Medfusion acquisition, the acquired software technology intangible assets will be amortized over 6 years, acquired customer relationships intangible assets will be amortized over 10 years, and acquired trademarks intangible assets will be amortized over 5 years.  The weighted average amortization period for the acquired Medfusion intangible assets is 7.3 years.

The software technology intangible assets acquired from OTTO will be amortized over 7 years.

The revenues, earnings, and pro forma effects of the Topaz, Medfusion, and OTTO acquisitions are not, and would not have been, material to our results of operations, individually and in aggregate, and the disclosure of such information is impracticable as we have already integrated certain aspects of each acquisition within our overall operations and expect for each acquisition to be fully integrated within a short timeframe.

6. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of December 31, 2019 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of December 31, 2019 was $266,741, which reflects the acquisitions of Topaz, Medfusion and OTTO (see Note 5). The carrying amount of goodwill as of March 31, 2019 was $218,771.

7. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2019
	Customer		Software
	Relationships	Trademarks	Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(20,515)	(4)	(68,237)	(88,756)
Net intangible assets	$18,685	$246	$45,463	$64,394

		March 31, 2019
		Customer	Software
		Relationships	Technology	Total
Gross carrying amount		$54,450	$94,310	$148,760
Accumulated amortization		(39,875)	(56,290)	(96,165)
Net intangible assets		$14,575	$38,020	$52,595

Amortization expense related to customer relationships and trademarks recorded as operating expenses in the condensed consolidated statements of comprehensive income was $964 and $1,027 for the three months ended December 31, 2019 and 2018, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,681 and $4,288 for the three months ended December 31, 2019 and 2018, respectively.

Amortization expense related to customer relationships and trademarks recorded as operating expenses in the condensed consolidated statements of comprehensive income was $2,694 and $3,316 for the nine months ended December 31, 2019 and 2018, respectively. Amortization expense related to software technology recorded as cost of revenue was $13,257 and $12,863 for the nine months ended December 31, 2019 and 2018, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2019:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2020 (remaining three months)	$1,449	$5,136	$6,585
2021	4,449	16,661	21,110
2022	3,525	8,873	12,398
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025 and beyond	4,409	6,066	10,475
Total	$18,931	$45,463	$64,394

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2019	March 31, 2019
Gross carrying amount	$73,763	$59,782
Accumulated amortization	(34,085)	(21,927)
Net capitalized software costs	$39,678	$37,855

Amortization expense related to capitalized software costs was $4,282 and $2,811 for the three months ended December 31, 2019 and 2018, respectively, and is recorded as cost of revenue in the condensed consolidated statements of comprehensive income.

Amortization expense related to capitalized software costs was $12,962 and $7,703 for the nine months ended December 31, 2019 and 2018, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2019. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2020 (remaining three months)	$5,800
2021	19,800
2022	9,800
2023	4,278
Total	$39,678

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of December 31, 2019.

As of December 31, 2019, we had $37,000 outstanding loans and $263,000 of unused credit under the Credit Agreement. As of March 31, 2019, we had $11,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $253 and $516 for the three months ended December 31, 2019 and 2018, respectively. Amortization of deferred debt issuance costs was $177 and $177 for the three months ended December 31, 2019 and 2018, respectively.

Interest expense related to the Credit Agreement was $758 and $1,657 for the nine months ended December 31, 2019 and 2018, respectively. Amortization of deferred debt issuance costs was $532 and $532 for the nine months ended December 31, 2019 and 2018, respectively.

10. Composition of Certain Financial Statement Captions

Accounts receivable includes billed amounts where the right to receive payment is unconditional and only subject to the passage of time. Undelivered products and services are included as a component of the contract liabilities balance on the accompanying condensed consolidated balance sheets.

	December 31, 2019	March 31, 2019
Accounts receivable, gross	$83,270	$93,513
Allowance for doubtful accounts	(3,539)	(6,054)
Accounts receivable, net	$79,731	$87,459

Inventory is comprised of computer systems and components.

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2019	March 31, 2019
Prepaid expenses	$15,591	$15,548
Capitalized commissions costs	6,638	4,816
Other current assets	872	462
Prepaid expenses and other current assets	$23,101	$20,826

Equipment and improvements are summarized as follows:

	December 31, 2019	March 31, 2019
Computer equipment	$33,423	$28,923
Internal-use software	17,536	17,084
Furniture and fixtures	12,415	11,660
Leasehold improvements	15,972	15,150
Equipment and improvements, gross	79,346	72,817
Accumulated depreciation and amortization	(57,342)	(51,413)
Equipment and improvements, net	$22,004	$21,404

Other assets are summarized as follows:

	December 31, 2019	March 31, 2019
Capitalized commission costs	$17,318	$14,781
Deposits	5,884	5,318
Debt issuance costs	2,301	2,834
Other noncurrent assets	8,270	9,545
Other assets	$33,773	$32,478

Accrued compensation and related benefits are summarized as follows:

	December 31, 2019	March 31, 2019
Accrued vacation	$9,246	$9,893
Accrued bonus	11,632	11,598
Accrued commissions	3,410	3,418
Accrued payroll	1,021	754
Accrued compensation and related benefits	$25,309	$25,663

Other current liabilities are summarized as follows:

	December 31, 2019	March 31, 2019
Sales returns reserves and other customer liabilities	$6,575	$7,838
Care services liabilities	5,696	1,443
Customer credit balances and deposits	4,071	3,988
Accrued hosting costs	2,971	4,674
Accrued self insurance expense	2,823	2,225
Accrued outsourcing costs	2,444	2,128
Accrued employee benefits and withholdings	2,379	2,426
Accrued EDI expense	2,122	2,037
Contingent consideration related to acquisitions	1,400	1,000
Accrued consulting and outside services	1,380	3,874
Sales tax payable	1,123	509
Accrued legal expense	1,080	699
Accrued royalties	719	3,090
Deferred rent and related lease obligations	—	2,196
Other accrued expenses	4,148	2,937
Other current liabilities	$38,931	$41,064

11. Income Taxes

The benefit of income taxes in the three months ended December 31, 2019 was $1,403 and the provision for income taxes in the three months ended December 31, 2018 was $456. The effective tax rate benefit was 46.6% for the three months ended December 31, 2019 and the effective tax rate was 8.6% for the three months ended December 31, 2018. The decrease in the effective tax rate for the three months ended December 31, 2019 compared to the prior year period was primarily due to the increased net benefit of the research and development credits, partially offset by nondeductible stock option related expenses, nondeductible officer’s compensation, and reserves for uncertain tax position. Additionally, due to the difference in the amount of income before taxes, the impact of the rate reconciliation items on the effective tax rate was more significant in the three months ended December 31, 2019.

The benefit of income taxes in the nine months ended December 31, 2019 was $1,274 and the provision for income taxes in the nine months ended December 31, 2018 was $2,794. The effective tax rate benefit was 12.2% for the nine months ended December 31, 2019 and the effective tax rate was 12.0% for the nine months ended December 31, 2018. The decrease in the effective tax rate for the nine months ended December 31, 2019 compared to the prior year period was primarily due to the increased net benefit of the research and development credits and other one-time discrete benefits, partially offset by nondeductible stock option related expenses. Additionally, due to the difference in the amount of income before taxes, the impact of the rate reconciliation items on the effective tax rate was more significant in the nine months ended December 31, 2019.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits, and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had unrecognized tax benefits of $3,564 and $2,894 related to various federal, state and local income tax matters as of December 31, 2019 and March 31, 2019, respectively. The unrecognized benefits consisted of liabilities of $1,658 and $1,680 and reserves against deferred tax assets of $1,906 and $1,218 as of December 31, 2019 and March 31, 2019, respectively. If recognized, this amount would reduce our effective tax rate.

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

12. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Earnings per share — Basic:
Net income	$4,415	$4,824	$11,740	$20,566
Weighted-average shares outstanding — Basic	65,493	64,637	65,304	64,308
Net income per common share — Basic	$0.07	$0.07	$0.18	$0.32

Earnings per share — Diluted:
Net income	$4,415	$4,824	$11,740	$20,566
Weighted-average shares outstanding	65,493	64,637	65,304	64,308
Effect of potentially dilutive securities	171	139	212	191
Weighted-average shares outstanding — Diluted	65,664	64,776	65,516	64,499
Net income per common share — Diluted	$0.07	$0.07	$0.18	$0.32

The computation of diluted net income per share does not include 1,771 and 2,532 options to acquire shares of common stock for the three months ended December 31, 2019 and December 31, 2018, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 876 and 1,913 options to acquire shares of common stock for the nine months ended December 31, 2019 and December 31, 2018, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

13. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2019, there were 227,920 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of December 31, 2019, there were 2,774,330 outstanding options, 1,990,326 outstanding shares of restricted stock awards, 23,188 outstanding shares of performance stock awards, and 8,073,505 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the nine months ended December 31, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2019	3,166,525	$15.36	5.5	$7,040
Exercised	(55,325)	15.87	4.6	$138
Forfeited/Canceled	(74,550)	23.46	1.7
Expired	(34,400)	43.04
Outstanding, December 31, 2019	3,002,250	$14.83	4.9	$5,075
Vested and expected to vest, December 31, 2019	2,799,809	$14.83	4.9	$4,767
Exercisable, December 31, 2019	1,781,728	$14.82	4.6	$3,217

Non-vested stock option award activity during the nine months ended December 31, 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,845,855	$5.52
Vested	(616,283)	5.34
Forfeited/Canceled	(9,050)	6.45
Outstanding, December 31, 2019	1,220,522	$5.61

As of December 31, 2019, $5,093 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.6 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2019 and 2018 was $3,290 and $3,335, respectively.

Restricted stock awards activity during the nine months ended December 31, 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,715,958	$16.29
Granted	1,082,148	17.90
Vested	(656,590)	16.45
Canceled	(151,190)	16.92
Outstanding, December 31, 2019	1,990,326	$17.07

Share-based compensation expense related to restricted stock awards was $3,364 and $3,168 for the three months ended December 31, 2019 and 2018, respectively. Share-based compensation expense related to restricted stock awards was $10,373 and $7,921 for the nine months ended December 31, 2019 and 2018, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of December 31, 2019, $26,334 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 23,188 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $62 and $185 for the three and nine months ended December 31, 2019, respectively.  Share-based compensation expense related to the performance stock awards was $74 and $215 for the three and nine months ended December 31, 2018, respectively.

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

On December 26, 2019, the Compensation Committee of the Board approved 160,028 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 50% and 150% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. Share-based compensation expense related to the performance stock unit awards was not significant.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of December 31, 2019, we have issued 547,444 shares under the Purchase Plan and 3,452,556 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $105 and $123 for the three months ended December 31, 2019 and 2018, respectively. Share-based compensation expense recorded for the employee share purchase plan was $336 and $355 for the nine months ended December 31, 2019 and 2018, respectively.

14. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at December 31, 2019.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case will return to the trial court for resolution. A schedule for proceedings before the trial court has not yet been established. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing was completed in May 2019 and a hearing on the appeal was held on December 12, 2019. On December 19, 2019, the Ninth Circuit affirmed the District Court’s dismissal in its entirety. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim until plaintiff exhausts her appellate remedies.

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

16. Restructuring Plan

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $546 and $2,428 of restructuring costs in the three and nine months ended December 31, 2019, respectively, within operating expenses in our condensed consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. As of December 31, 2019, the remaining liability associated with payroll-related costs was $257, which we expect to be substantially paid during the fourth quarter of fiscal 2020.

In connection with the restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $1,948 and $4,353 in the three and nine months ended December 31, 2019, respectively, to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in North Canton, San Diego, Horsham, St. Louis, Irvine, and Atlanta, based on projected sublease rental income and estimated sublease commencement dates. We are actively marketing each of these vacated locations for sublease. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

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

NextGen Healthcare has historically enhanced our solutions through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC ("Topaz") for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. (“Medfusion”) for its patient experience platform capabilities and OTTO Health, LLC (“OTTO”) for its integrated virtual care solutions. The integration of these acquired technologies have made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2019 and 2018 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues:
Recurring	90.6%	89.7%	90.3%	89.7%
Software, hardware, and other non-recurring	9.4	10.3	9.7	10.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	37.9	36.7	37.9	36.3
Software, hardware, and other non-recurring	5.1	5.0	4.9	5.3
Amortization of capitalized software costs and acquired intangible assets	6.5	5.4	6.5	5.2
Total cost of revenue	49.5	47.1	49.3	46.8
Gross profit	50.5	52.9	50.7	53.2
Operating expenses:
Selling, general and administrative	31.1	31.6	30.2	30.5
Research and development costs, net	14.5	15.8	15.3	15.5
Amortization of acquired intangible assets	0.7	0.8	0.7	0.8
Impairment of assets	1.4	0.0	1.1	0.0
Restructuring costs	0.4	0.0	0.6	0.0
Total operating expenses	48.2	48.2	47.9	46.8
Income from operations	2.4	4.7	2.8	6.4
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.3)	(0.6)	(0.3)	(0.6)
Other income (expense), net	0.1	(0.2)	0.1	0.1
Income before provision for (benefit of) income taxes	2.2	4.0	2.6	5.9
Provision for (benefit of) income taxes	(1.0)	0.3	(0.3)	0.7
Net income	3.2%	3.7%	2.9%	5.2%

Revenues

The following table presents our disaggregated revenues for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Recurring revenues:
Subscription services	$33,163	$30,035	$94,718	$87,618
Support and maintenance	39,936	39,714	118,948	120,556
Managed services	26,830	24,251	77,730	74,048
Electronic data interchange and data services	24,858	23,446	73,427	71,548
Total recurring revenues	124,787	117,446	364,823	353,770

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,210	9,217	22,563	26,013
Other non-recurring services	5,743	4,204	16,471	14,605
Total software, hardware and other non-recurring revenues	12,953	13,421	39,034	40,618

Total revenues	$137,740	$130,867	$403,857	$394,388

Recurring revenues as a percentage of total revenues	90.6%	89.7%	90.3%	89.7%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended December 31, 2019 increased $6.9 million compared to the prior year period due to a $7.4 million increase in recurring revenues, partially offset by a $0.5 million decrease in software, hardware and other non-recurring revenues. Consolidated revenue for the nine months ended December 31, 2019 increased $9.5 million compared to the prior year period due to a $11.1 million increase in recurring revenues, partially offset by a $1.6 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues for the three and nine months ended December 31, 2019 compared to the prior year period was primarily driven by subscription services revenue related to our acquisitions of Topaz and Medfusion during the quarter and higher subscriptions associated with our population health and analytics and NextGen Office cloud-based solutions. Our managed services revenue increased due to higher revenues from both revenue cycle management and managed cloud services. The increase in our EDI and data services revenue was due mostly to growth in the transaction volume. The decrease in support and maintenance revenue for the nine months ended December 31, 2019 compared to 2019 was due to higher client attrition. The decrease in software, hardware, and other non-recurring revenues for the three and nine months ended December 31, 2019 compared to the prior year period was primarily due to lower software bookings, partially offset by an increase in professional services revenue.

Bookings reflect the estimated annual value of our executed contracts and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings decreased to $30.6 million for the three months ended December 31, 2019 compared to $32.8 million in the prior year primarily due to a lower software and professional services bookings, partially offset by higher subscriptions bookings.

Total bookings were $98.9 million and $98.0 million for the nine months ended December 31, 2019 and 2018, respectively.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Cost of revenue:
Recurring	$52,197	$47,997	$153,065	$143,322
Software, hardware, and other non-recurring	6,975	6,576	19,816	20,752
Amortization of capitalized software costs and acquired intangible assets	8,963	7,098	26,219	20,566
Total cost of revenue	$68,135	$61,671	$199,100	$184,640

Gross profit	$69,605	$69,196	$204,757	$209,748
Gross margin %	50.5%	52.9%	50.7%	53.2%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 7, "Intangible Assets" and Note 8, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

Share-based compensation expense included in cost of revenue was $0.5 million and $0.4 million for the three months ended December 31, 2019 and 2018. Share-based compensation expense included in cost of revenue was $1.5 and $0.9 million for the nine months ended December 31, 2019 and 2018.

Gross profit for the three months ended December 31, 2019 increased $0.4 million compared to the prior year period due to a $6.9 million increase in revenues as discussed above, offset by a $6.5 million increase in cost of revenue. Our gross margin decreased to 50.5% for the three months ended December 31, 2019 compared to 52.9% in the prior year.

Gross profit for the nine months ended December 31, 2019 decreased $5.0 million compared to the prior year period due to a $14.5 million increase in cost of revenue, partially offset by a $9.5 million increase in revenues as discussed above. Our gross margin decreased to 50.7% for the nine months ended December 31, 2019 compared to 53.2% in the prior year.

The increase in cost of revenue for the three and nine months ended December 31, 2019 compared to the prior year period is primarily due to higher amortization of previously capitalized software costs, higher third party outsourcing costs and personnel costs related to our delivering our managed services, higher hosting services costs, an increase in cost of subscription services associated with higher related subscription services revenues, and an increase in direct EDI costs associated with higher transaction volume, partially offset by lower personnel costs related to delivering our support and maintenance services. The decline in gross margin was primarily driven by the higher amortization of previously capitalized software costs.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Selling, general and administrative	$42,841	$41,304	$122,015	$120,169
Selling, general and administrative, as a percentage of revenue	31.1%	31.6%	30.2%	30.5%

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

Share-based compensation expense included in selling, general and administrative expenses was $3.1 million and $3.5 million for the three months ended December 31, 2019 and 2018, respectively. Share-based compensation expense included in selling, general and administrative expenses was $9.5 million and $8.8 million for the nine months ended December 31, 2019 and 2018, respectively. The increase in share-based compensation for the nine months ended December 31, 2019 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 13, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $1.5 million for the three months ended December 31, 2019 compared to the prior year period primarily due to a $1.6 million higher acquisition costs related to acquisitions of Topaz, Medfusion, and OTTO.

Selling, general and administrative expenses increased $1.8 million for the nine months ended December 31, 2019 compared to the prior year period due to the $5.7 million net benefit recorded in the prior year from insurance recoveries related to the settlement of the Federal Securities Class Action complaint, offset by $2.9 lower employee severance and exit costs and lower salaries and benefits due to a reduction in employee headcount as a result of our business restructuring plan announced earlier in the year, and a net decrease in all other costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Gross expenditures	$24,910	$25,156	$76,651	$76,034
Capitalized software costs	(4,884)	(4,474)	(14,785)	(14,853)
Research and development costs, net	$20,026	$20,682	$61,866	$61,181

Research and development costs, as a percentage of revenue	14.5%	15.8%	15.3%	15.5%
Capitalized software costs as a percentage of gross expenditures	19.6%	17.8%	19.3%	19.5%

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

Share-based compensation expense included in research and development costs was $1.0 million and $0.9 million for the three months ended December 31, 2019 and 2018, respectively. Share-based compensation expense included in research and development costs was $2.8 million and $2.2 million for the nine months ended December 31, 2019 and 2018, respectively.

Net research and development costs for the three months ended December 31, 2019 decreased $0.7 million compared to the prior year period due to $0.4 million higher capitalization of software costs and $0.3 million lower gross expenditures. Net research and development costs for the nine months ended December 31, 2019 increased $0.6 million compared to the prior year period due to a $0.6 million increase in gross expenditures. The increase in gross expenditures for the nine months ended December 31, 2019 compared to the prior year period was primarily due to higher utilization of our Bangalore development center resources and increased hosting costs, partially offset by lower salaries and benefits due to a reduction in employee headcount as a result of our business restructuring plan announced earlier this year. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Amortization of acquired intangible assets	$964	$1,027	$2,694	$3,316

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships, trademarks, and contracts intangible assets acquired as part of our business combinations. Refer to Note 7, "Intangible Assets" of our notes to condensed consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three and nine months ended December 31, 2019 decreased $0.1 million and $0.6 million, respectively compared to the prior year periods due to certain acquired intangible assets being fully amortized in the prior fiscal year.

Restructuring Costs and Impairment of Assets

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $0.5 million and $2.4 million of restructuring costs in the three and nine months ended December 31, 2019, respectively, within operating expenses in our condensed consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. As of December 31, 2019, the remaining liability associated with payroll-related costs was $0.3 million, which we expect to be substantially paid during the fourth quarter of fiscal 2020.

In connection with the restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $1.9 million and $4.4 million in the three and nine months ended December 31, 2019, respectively, to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in North Canton, San Diego, Horsham, St. Louis, Irvine, and Atlanta based on projected sublease rental income and estimated sublease commencement dates. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded. Refer to Note 16, “Restructuring Plan” of our notes to condensed consolidated financial statements included elsewhere in this Report for further details.

Interest and Other Income and Expense

The following table presents our interest expense for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Interest income	$30	$44	$145	$113
Interest expense	(435)	(720)	(1,294)	(2,219)
Other income (expense), net	137	(227)	214	384

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of December 31, 2019, we had $37.0 million of outstanding balances under the revolving credit agreement, compared to an outstanding balance of $11.0 million as of March 31, 2019 and $27.0 million as of December 31, 2018. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended December 31, 2019 and 2018 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Provision for (benefit of) income taxes	(1,403)	$456	$(1,274)	$2,794
Effective tax rate	-46.6%	8.6%	-12.2%	12.0%

The decrease in the effective tax rate for the three and nine months ended December 31, 2019 compared to the prior year periods was primarily due to the increased net benefit of the research and development credits, partially offset by nondeductible stock option expense, nondeductible officer’s compensation, and reserves for uncertain tax position. Additionally, due to the differences in the amount of income before taxes, the impact of the rate reconciliation items on the effective tax rates were more significant in the three and nine months ended December 31, 2019.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$4,415	$4,824	$11,740	$20,566
Net income per share:
Basic	$0.07	$0.07	$0.18	$0.32
Diluted	$0.07	$0.07	$0.18	$0.32

As a result of the foregoing changes in revenue and expense, net income for the three months ended December 31, 2019 decreased $0.4 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the nine months ended December 31, 2019 decreased $8.8 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Cash and cash equivalents	$26,790	$30,054
Unused portion of revolving credit agreement (1)	263,000	273,000
Total liquidity	$289,790	$303,054

Net income	$11,740	$20,566
Net cash provided by operating activities	$64,371	$33,279

(1)	As of December 31, 2019, we had $37.0 million of outstanding loans under our $300.0 million revolving credit agreement.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

Cash and Cash Equivalents

As of December 31, 2019, our cash and cash equivalents balance of $26.8 million reflects a $6.3 million decrease compared to $33.1 million as of March 31, 2019. We had $37.0 million of outstanding loans under our revolving credit agreement as of December 31, 2019.

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

We believe that our cash and cash equivalents on hand at December 31, 2019, together with our cash flows from operations and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended December 31, 2019 and 2018 (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net income	$11,740	$20,566
Non-cash expenses	63,480	46,736
Cash from net income, as adjusted	$75,220	$67,302
Change in contract assets and liabilities, net	(2,933)	(6,516)
Change in accounts receivable	6,184	242
Change in other assets and liabilities	(14,100)	(27,749)
Net cash provided by operating activities	$64,371	$33,279

For the nine months ended December 31, 2019, cash provided by operating activities increased $31.1 million compared to the prior year period, of which $13.6 million is due to changes in other assets and liabilities, $7.9 million due to higher cash from net income as adjusted for $16.7 million higher non-cash expenses, $5.9 million from decreases in accounts receivable, and $3.6 million from net changes in contract assets and liabilities. The increase in cash from net changes in other assets and liabilities is primarily due to payments in the prior year related to the $19.0 million settlement of the Federal Securities Class Action complaint. Non-cash expenses increased primarily due to higher amortization of operating lease assets, higher amortization of previously capitalized software costs, impairment charges related to our vacated lease locations, and higher share-based compensation expenses while net income for the nine months ended December 31, 2019 decreased $8.8 million compared to the prior year period, as described in the "Net Income" section above. Accounts receivable balances decreased due to continued efforts to collect and resolve aged balances, resulting in a corresponding increase in cash from collections in the nine months ended December 31, 2019. The increase in cash associated with net changes in contract assets and liabilities is primarily due to a lower level of maintenance invoicing as a result of client attrition and a higher amount of invoices issued in the fourth quarter of fiscal year 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2019 was $90.8 million compared with $19.0 million in the prior year period. The increase in net cash used in investing activities is primarily due to cash payments for our acquisitions of Topaz, Medfusion and OTTO, net of cash acquired, of $71.6 million, and $2.8 million higher additions to equipment and improvements in the current year, offset by $2.5 million of refunds from our corporate-owned life insurance policies.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2019 was $24.4 million compared with $8.1 million cash used in financing activities in the prior year period. The increase in cash provided by financing activities is primarily due to net additional borrowings of $26.0 million on our line of credit in the current year, compared to $10.0 million in principal repayments on our line of credit in the prior year, partially offset by $2.4 million lower proceeds from the issuance of shares under employee plans.

Contractual Obligations

We have minimum purchase commitments of $24.8 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at December 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2020 (remaining three months)	2021	2022	2023	2024	2025 and beyond
Operating lease obligations	$47,135	$2,483	$9,873	$9,640	$9,491	$8,179	$7,469
Remaining lease obligations for vacated properties (1)	10,956	669	2,717	2,481	2,036	1,453	1,600
Line of credit obligations (Note 9)	37,000	—	—	—	37,000	—	—
Total	$95,091	$3,152	$12,590	$12,121	$48,527	$9,632	$9,069

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Solana Beach, North Canton and portions of Atlanta, Brentwood, Irvine, Horsham, San Diego and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.4 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of December 31, 2019 was $6.2 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

New Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies” of our notes to condensed consolidated financial statements included elsewhere in this Report for a discussion of new accounting standards.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2019, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of December 31, 2019, we had $37.0 million of outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or nine months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or nine months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of December 31, 2019 would result in a corresponding change in our annual interest expense of approximately $0.4 million. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of December 31, 2019, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving QSI as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which the Court denied on January 15, 2020. As a result, the case will return to the trial court for resolution. A schedule for proceedings before the trial court has not yet been established. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint.  On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing was completed in May 2019 and a hearing on the appeal was held on December 12, 2019. On December 19, 2019, the Ninth Circuit affirmed the District Court’s dismissal in its entirety. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim until plaintiff exhausts her appellate remedies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.1	Agreement and Plan of Merger, dated November 12, 2019, by and among NextGen Healthcare, Inc., Medfusion, Inc., Renegade Merger Sub, Inc., Project Renegade LLC, as the Equityholders Representative, and solely for purposes of Section 6.9 thereof, Greenlight Health Data Solutions, Inc.		8-K	2.1	18-Nov-19

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Label

101.PRE**	XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

NEXTGEN HEALTHCARE, INC.

Date: January 23, 2020	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: January 23, 2020	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)