Form 10-K
period 2020-03-31
NEXTGEN HEALTHCARE, INC.
filed 2020-06-01
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2019: $849,511,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $15.67 per share)*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 26, 2020 was 66,105,068 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement related to the 2020 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2020 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

NEXTGEN HEALTHCARE, INC.

2020 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this "Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risks factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

NextGen Healthcare is a leading provider of software and services that empower ambulatory healthcare practices to manage the risk and complexity of delivering care in the rapidly evolving U.S. healthcare system. Our combination of technological breadth, depth and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives including: population health, care management, patient outreach, telemedicine and nationwide clinical information exchange.

We serve clients across all 50 states. Our approximately 100,000 providers deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans Service Organizations (“VSOs”), and Dental Service Organizations (“DSOs”). Our clients include some of the largest and most progressive multi-specialty groups in the country. With the recent addition of behavioral health to our strong medical and oral health capabilities, we continue to extend our share not only in Federally Qualified Health Centers (“FQHCs”), but also in the emerging integrated care market.

NextGen Healthcare has historically enhanced our offering through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform (i.e., patient portal, self-scheduling, and patient pay) capabilities and OTTO Health, LLC for its integrated virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Industry Background, Regulatory Environment, and Market Opportunity

Over the last decade, the ambulatory healthcare market has experienced significant regulatory change, which has driven the need for improved technology to enable practice transformation. Recognizing it was imperative to digitize the American health system to stem the escalating cost of healthcare and improve the quality of care being delivered, Congress enacted the Health Information Technology for Economic and Clinical Health Act in 2009 (“HITECH Act”). The legislation stimulated healthcare organizations to not only adopt electronic health records, but to use them to collect discrete data that could be used to drive quality care. This standardization supported early pay-for-reporting and pay-for-performance programs.

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

VBC created the need for a new category of healthcare information technology (“HIT”) tools that could be used to identify and treat groups of patients, or cohorts, based on risk. Population Health Management (“PHM”) tools support these needs by identifying patient risk, engaging patients, coordinating care, and determining when interventions are needed to improve clinical and financial outcomes. According to estimates from Frost & Sullivan in May 2020, the United States PHM market is expected to reach $9.4 billion in total revenue by 2022, representing a compound annual growth rate (“CAGR”) of 28% from 2017.

Importantly, the introduction of VBC programs was only an element of the broader approach to reducing healthcare expenditure. It was also accompanied by significant reductions in Medicare spending with a projected reduction of $253 billion in payments by 2029, as reported by RevCycle Intelligence in October 2019. The drive to reduce costs initially led to consolidation in the healthcare system that was followed by a significant shift of care from the inpatient to lower cost outpatient setting. Ambulatory surgery centers (ASCs) have become an essential component of comprehensive, low cost distributed care. According to an October 2019 report from ResearchandMarkets, ASCs continue to perform more than half of all U.S. outpatient surgical procedures and are expected to see greater volumes as the number of outpatient procedures increases by an estimated 15% by 2028. From 2015 to 2022, the proportion of outpatient cases performed in ASCs is expected to increase across most service lines with the largest jump (10%) to occur in spine procedures. Among other factors, consumerism is set to play a major role in driving ASC volume increases, as procedures performed in ASCs cost an average of 58% less than the same procedure in a hospital outpatient department. The need to sustain revenue has made it extremely important for practices to secure their patient market share, elevating patient loyalty to a significant determinant of provider success. In addition to being loyal, groups participating in value-based contracts realized that patients also needed to be engaged in their care and interested in improving their own health. The need to attract, retain and engage patients has made patient experience one of the most important aspects of evolving care delivery in the United States. Capturing patient market share and thriving in a market driven by VBC requires both an integrated platform and a full view of the patient population’s clinical and cost data, neither of which could be accomplished without new technologies to collect and analyze multi-sourced patient data. Effectively implemented, these new technologies allow organizations to enhance financial viability while exercising the freedom to join, affiliate, integrate or interoperate in ways that maximize strategic control.

Although the HITECH Act led to the successful adoption of electronic health records, many in the healthcare industry were dissatisfied with the level of exchange of health information between different providers and across different software platforms. With the passing of the MACRA law in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology. Then, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed and signed into law. Among many other policies, the law includes numerous provisions intended to encourage nationwide interoperability.

In March 2020, the HHS Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which implements the key interoperability provisions included in the Cures Act. The rule calls on developers of certified EHRs to adopt standardized application programming interfaces (“APIs”) and to meet a list of other new certification and maintenance of certification requirements in order to maintain approved federal government certification status.

The ONC rule also implements the information blocking provisions of the Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified health IT developers found to be in violation of “information blocking.”

The new regulations will require significant compliance efforts for healthcare providers, information networks, exchanges, and HIT companies. However, CURES also creates opportunities for improving care delivery and outcomes through increased data exchange between providers, and easier patient access to their own health information. Key to unlocking these benefits is the introduction of new Fast Healthcare Interoperability Resources (“FHIR”) standards. ONC’s goal is for certified HIT companies to adopt FHIR-based API standards. Meanwhile, CMS is requiring hospitals to provide electronic admission, discharge and transfer notification to other healthcare facilities, providers and designated care team members.

Through the expansion of our NextGen® Share interoperability services platform and API partner marketplace, we will address the increased demand for moving and sharing patient data from the EHR easily, quickly and securely. Interoperability improves patient experience and care coordination, enhances patient safety, and reduces costs. We are also expanding resources such as educational webinars, blogs and videos on interoperability to help educate and support healthcare providers.

In recent years, there has been incremental investment to improve the delivery of behavioral healthcare. One of the central drivers of this investment has been the opioid epidemic which claims more than 70,000 lives a year in the United States. The integrated care model previously prevalent mainly in FQHCs, a model which calls for integration of behavioral health and primary care in single care settings, has also gained momentum. Both behavioral health and the integrated care workflows require broad, purpose built, tailored HIT capabilities, many of which are supported by the NextGen platform.

In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. According to Johns Hopkins University, as of May 29, 2020, more than 5.9 million cases of COVID-19 have been reported in over 188 countries with more than 364,000 deaths. In addition to the socioeconomic disruption caused by the pandemic, both treatment and suppression measures stressed the very fabric of the U.S. healthcare system in some geographies, exacerbating some of the existing challenges with capacity, balance and reimbursement. Among the measures to slow the spread of the disease and flatten the curve in line with healthcare system capacity was social/physical distancing. The need to access care while still social distancing was addressed early on with the limited use of virtual visits and was energized when the federal government reduced regulatory barriers and addressed payment parity between virtual and in-person visits. With these tailwinds, telemedicine quickly became regarded as a safer way for patients and providers to engage each other while also relieving economic pressure on the medical practice. We believe that the uptake of telemedicine will transcend COVID-19 and that virtual visits will become a permanent and important change in the way care is delivered. Keeping patients out of the transit system, out of the waiting room and away from other sick patients is simply good medicine.

We also believe that ambulatory practices will emerge from the pandemic with a clearer appreciation of the importance of business continuity and will turn to NextGen more often for managed services. Consequently, we expect to see increased subscription of our revenue cycle management services, managed hosting, and our emerging capabilities for managed clinical and administrative services.

Based on these trends, successful clients must undertake the following imperatives:

1.	Manage patient experience and engagement
2.	Align incentives and energize clinicians
3.	Maximize and shape financial outcomes
4.	Assume risk and drive commercial advantage
5.	Optimize workflows with data exchange

Our Strategy

We empower the accelerating transformation of ambulatory care by delivering solutions that enable groups to be successful under all models of care, including emerging value-based care in which providers assume risk while minimizing risk. We primarily serve groups that focus on delivering care in ambulatory settings, and do so across diverse practice sizes, specialties, and business constructs. In addition to traditional medical specialties, we participate actively with groups that deliver oral (dental) and behavioral healthcare, and with those that combine these in the emerging model for integrated care.

Our configurability enables groups to drive commercial advantage with creative workflows for patient access, patient-provider interactions, clinical workflows and care coordination. At the same time, our automation helps drive variability and cost out of the back office by accommodating exacting regulatory, billing and reporting requirements. We embrace both the art and science of delivering healthcare in the transforming U.S. healthcare system.

We believe that the ability to interoperate in a complex, heterogeneous healthcare ecosystem is one of the keys to providing great care and healthy financial outcomes. Because we interoperate with the major stakeholders across the U.S. healthcare system and power many of the nation’s Health Information Exchanges (“HIEs”), we help keep patient data more secure, promote continuity of care, lower the cost of care delivery and perhaps most importantly improve the patient experience.

We recognize that patient experience drives patient engagement and that engaged patients have better outcomes. Consequently, much of our activity over the last few years has been informed by the emergence of the patient as an active, involved consumer. Our solutions help our clients create a holistic, personalized care experience that drive loyalty and satisfaction.

We surround our technical solutions with implementation and optimization services and provide business process outsourcing with managed hosting and revenue cycle management services. With some of our most sophisticated clients, we have been asked to share the breadth of our experience as they shape their strategies. We believe that this sort of engagement, acting as a virtual extension of our clients’ leadership teams, is an important step along our journey to becoming a trusted advisor.

As one of the leading healthcare information technology players in the U.S. ambulatory marketplace, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through the market’s transformation. We expect to continue to empower the transformation of care through the following strategic priorities:

•	Be a learning organization and transform ahead of the industry
•	Be a trusted advisor for our customers and prospects
•	Deliver breadth, depth and configurability to enable our clients to effectively execute their strategies
•	Use automation to drive variability and cost from our clients’ operations
•	Drive real innovation in patient experience and patient-provider interactions
•	Help our clients be recognized as interoperability leaders in their regions and areas of specialty
•	Integrate new capabilities (whether organic or inorganic) more quickly and successfully than others.

Our Solutions

NextGen Healthcare’s software and services-based solutions are aligned with our clients’ strategic imperatives (refer to top row in the image below). The foundation for our integrated ambulatory care platform is a core of our industry-leading electronic health records (“EHR”) and practice management (“PM”) systems that support clinical and financial activities. These can be deployed on premise or in the cloud. Our primary cloud infrastructure provider is Amazon Web Services (“AWS”). We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. The workflow layer includes mobile capabilities proven to reduce physician burden. Our cloud-based population health and analytics engine allows our clients to improve results in both fee-for-service and fee-for-value environments. In support of extensibility, we surround the core with open, web-based APIs to drive the secure exchange of health and patient data with connected health solutions. Finally, to ensure our clients get maximum value from our solutions, we have augmented our technology with key services aligned with their needs, helping to ensure they reach their organizational goals.

Patient Engagement Solutions boost loyalty and improve outcomes by engaging patients in their own care. Our Patient Experience Platform empowers patients to manage their own health through direct patient-provider messaging, online scheduling, automated reminders, easy payment options, and virtual visits. The ability of patients to handle their own scheduling and billing frees provider staff, restoring valuable time.

NextGen® Patient Portal – Drives patient engagement and satisfaction with easy, intuitive, 24/7 access to payments, scheduling, complete personal health information, and communication. It facilitates and simplifies comprehensive information exchange, offering anytime, anywhere access from PCs, tablets, and smart phones.

NextGen Self Scheduling™ A fully-integrated self-scheduling application that empowers patients to schedule the visit that works best for them with configurations that allow the practice to control virtually every facet of that interaction from visit-specific screening questions to provider-specific scheduling preferences.

NextGen® Patient Pay – Allows patients one integrated solution that delivers an integrated point of sale, credit card on file, automated payment collection, online and mobile compatible automated phone pay and kiosk payments.

NextGen Virtual Visits™ (formerly known as OTTO Health) - Delivers a tightly integrated, bi-directional telehealth experience that allows patients to have a virtual visit with their own provider’s care team. The solution allows for screen-sharing, document passing, in-visit chat, one-touch access to interpretive services, and a "no-login" experience for patients.

Clinical Care Solutions improve the quality and efficiency of care delivery as well as the patient and provider experience. They significantly ease the administrative burden and enable the delivery of high quality, personalized care. Providers can automate patient intake, streamline clinical workflows, and leverage vendor-agnostic interoperability to achieve quality measures and qualify for incentives.

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

NextGen® Office (formerly known as Meditouch®) – A cloud-based EHR and PM solution for physicians and medical billing services designed to meet the specific needs of smaller practices. Received top score for Overall Satisfaction and Product Functionality in the 2019 KLAS Small Practice Ambulatory EMR/PM (10 or fewer physicians) Report.

Financial Management Solutions are comprised of software and key analytics that allow clients to drive healthy, predictable financial outcomes. More than just billing and collection services, financial management involves all functions that effectively capture revenue at the lowest cost, while providing an efficient experience for the patient. Financial management solutions help practices improve performance and correct operational inefficiencies, while enhancing the practice’s financial outcomes throughout the revenue cycle.

NextGen® Enterprise PM – Our practice management offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support. It was recognized as the #1 Practice Management Solution (11-75 Physicians) in 2019 and 2020 Best in KLAS Report.

NextGen® Electronic Healthcare Transactions – Automates the exchange of electronic data among providers, payers and patients. Included in this offering are insurance eligibility, authorizations, electronic claims, remittance, patient appointment reminders, and electronic statements.

Population Health Solutions enable our clients’ practices to focus their clinical workforce on the patients with the greatest need. We do this by providing a single source of truth by aggregating disparate data, including vendor-agnostic clinical data with paid claims data. Sophisticated analytics are applied to this data to generate insights that enable practices to improve the quality of care, identify high risk patients who require enriched services, and coordinate the care of patients with chronic conditions. Cost and utilization analytics allow practices to successfully participate in risk-bearing contracts by providing timely insights into areas of over-utilization, under-utilization and mis-utilization of healthcare resources.

NextGen® Population Health Analytics (formerly known as Eagle Dream Health) – Delivers robust capabilities for core population health insights using integrated clinical and claims data to support both broad and deep analysis for populations of interest (attribute visualization, risk stratification, gaps in care, etc.).

NextGen® Population Health Performance Management – Supports proactive value-based contract management including network management (leakage/keepage), network design (geospatial view of network), clinical variation analysis, and a wide range of resource utilization metrics.

NextGen® Population Health Patient Care Management – Enables scalable management of care and payment reform initiatives driven by collaborative care and workflow automation. Stratifies risk and prioritizes resources. The platform provides a dynamic patient specific care plan builder as well as a longitudinal care management record, and dedicated care management future reminder and tasking tools. A unique feature of our offering includes analytics driven patient outreach facilitating care coordinators’ ability to automate communications with patients based on quality initiatives and value-based contract commitments.

Connected Health Solutions enable better care by ensuring the patient and provider are making decisions based on the patient’s full medical record. Interoperability is the ability of different information technology systems to communicate and exchange usable data. In healthcare, it enables caregivers to more effectively work together within and across organizational boundaries, and informed patients to be better equipped to collaborate on their own care. To provide the highest quality care at the lowest cost, organizations must capture and share information both within and across organizational boundaries outside their networks. In addition, interoperability must be frictionless and easy to implement or the opportunity to inform patient care will be missed. Our integrated, interoperable solutions and services enable providers to leverage their current technology for better outcomes and truly connected patient care.

NextGen® Connect Integration Engine – Enables patient data from disparate systems to be easily and securely shared, aggregated, and put to work, regardless of EHR, PM, or other HIT platform or location.

NextGen® Share – A broad and expanding suite of plug-and-play interoperability solutions which help NextGen® Enterprise EHR users safely and securely exchange clinical content with external providers and organizations. The platform includes support for secure direct messaging with more than 1.2 million providers and organizations, care quality integration to enable automated data exchange on behalf of nearly 240 million patients, and clinical data exchange interfaces with payers.

NextGen® Health Data Hub (HDH) – A fully redesigned data aggregation platform to meet the expanding market demand for robust data sharing, aggregation, and community access. HDH was built from the ground-up to provide comprehensive, continuous access to aggregated patient health data on a robust, reliable, platform that will enable system-wide connectivity, and support the growing enterprise data management needs for HIEs, hospitals and large ambulatory practices.

NextGen Healthcare provides real-world solutions to our clients to help them achieve their strategic objectives. Often, but not always, those software solutions are augmented with key services. Through these services we enable clients to perform better financially and focus on their primary mission of providing efficient and high-quality patient care. We believe COVID-19 will increase client appetite to outsource non-core services and that NextGen is well-positioned to be their partner in these areas.

Managed Services

NextGen® Managed Cloud Services – Our scalable, cloud hosting services reduce the burden of information technology expertise from our clients and speed implementations, simplify upgrades, cut technology costs significantly and provide 24/7 monitoring and support by a broad and constantly expanding team of technical experts

NextGen® Revenue Cycle Management Services (formerly known as NextGen® Financial Suite) – Includes billing and collections, electronic claims submission and denials management, electronic remittance and payment posting and accounts receivable follow-up. Our dedicated account management model helps make NextGen Healthcare a top-performing provider of RCMS as reported in the 2020 KLAS Ambulatory RCM Services Report.

Professional Services – Services include training, project management, functional and detailed specification preparation, configuration, testing, and installation services. Our consulting services, which include physician, professional, and technical consulting, assisting clients to optimize their staffing and software solutions, enhance financial and clinical outcomes, achieve regulatory requirements in the drive to value-based care, and meet the evolving requirements of healthcare reform.

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

Privacy and Security

Our business operations involve hosting, storing, processing and transmitting confidential information including patient health information and payment card information. In addition to single-tenant environments, we operate unified, multi-tenant platforms that offer reliability, scalability, performance, security and privacy for our clients. Our infrastructure resides in several geographically diverse regions across the United States. We maintain a comprehensive security program designed to help safeguard the confidentiality, integrity and availability of our clients’ data, which includes both organizational and technical control measures and the security and privacy of our service offerings. We also have systems in place to monitor the safety of patient information as well as procedures designed to take immediate action.

We have the industry’s most well-known certifications for payment card and healthcare data. Including Payment Card Industry Data Security Standard (PCI-DSS) Level 1 Service Provider, Security Organization Control 2, or SOC 2 Type II, DirectTrust Health Information Service Provider (HISP), and HITRUST Common Security Framework (CSF). These certifications give our clients third-party assurance we are meeting or exceeding Health Insurance Portability and Accountability Act (HIPAA) guidelines. As a PCI-DSS Level 1 Service Provider, we are committed to upholding industry security standards to cardholder data. The Level 1 PCI compliance allows us to minimize clients’ PCI scope.

While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption, security incident, or breach, these safeguards may not prevent future cybersecurity incidents or breaches. We have a comprehensive and documented Information Security Management Program designed to secure the data within our infrastructure and provide appropriate reporting disclosure, and response. In addition, all of our associates are required to complete annual cybersecurity training, HIPAA training, and PCI DSS training. These training modules are reviewed annually to ensure compliance with the latest regulatory guidelines, laws, and industry best practices.

Managing Cybersecurity Risks

Our business operations involve hosting, storing, processing and transmitting confidential information including patient health information. We have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption, security incident, or breach. However, these safeguards may not prevent future cybersecurity incidents or breaches. We have a comprehensive and documented Information Security Management Program designed to secure the data within our infrastructure and provide appropriate reporting disclosure, and response. In addition, all of our associates are required to complete annual cybersecurity training, HIPAA training, and PCI DSS training. These training modules are reviewed annually to ensure compliance with the latest regulatory guidelines, laws, and industry best practices.

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

Sales and Marketing

We sell and market our products primarily through a direct sales force and to a significantly lesser extent, through a reseller channel. NextGen Healthcare also provides solutions to networks of practices such as MSOs, IPAs, ACOs, ambulatory care centers (“ACCs”), and community health centers (“CHCs”). Our direct sales force is comprised of sales executives and account executives, who seek to understand the client strategy and identify the opportunities in their practice and build both a multistage roadmap to reach the desired end state. For large clients, we use both inside and outside sales where efforts are a mix of on-site as well as web based. For smaller clients, efforts are all inside sales via web and phone, all of whom deliver presentations to potential clients by demonstrating our systems and capabilities either on prospective client’s premises or through video meeting and web-based presentations. System demonstrations for mobile workflow and analytics solutions are more web-based as these offerings tend to be targeted to larger practices. Both the direct and reseller channel salesforces concentrate on multi-product/solution sales opportunities. Our sales and marketing employees identify prospective clients through a variety of means, including: a healthcare data and analytics platform, search engine optimization and value exchange content on nextgen.com; digital advertising; direct mail and email campaigns; referrals from existing clients and industry consultants; contacts at professional society meetings and trade shows; webinars; public relations and social media campaigns; and telemarketing. Resources have shifted more heavily to digital marketing as we meet potential clients where they are and how they shop for services. Additionally, we focus on thought leadership and content marketing to highlight our industry knowledge, expertise and the successes of our diverse client base. On the larger end of the range, our sales cycle can vary significantly and typically ranges from six to 18 months from initial contact to contract execution. Smaller practices on NextGen Office tend to have significantly shorter sales cycles ranging in weeks. Historically, software licenses are normally delivered to a client almost immediately upon receipt of an order and we normally receive up-front licensing fees. Implementation and training services are normally rendered based on a mutually agreed upon timetable. Moving forward, we expect more of our transactions to move to subscriptions. Clients have the option to purchase hosting and maintenance services which, are invoiced on a monthly, quarterly or annual basis. Subscriptions are delivered electronically after the agreement is signed. They generally include implementation and are typically billed monthly after implementation or based on volume or throughput. We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi-specialty organizations to small-single specialty practices in high-opportunity specialty segments.

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended March 31, 2020, 2019 and 2018. In addition, software license sales to resellers represented less than 10% of total revenue for each of the years ended March 31, 2020, 2019 and 2018. Substantially all of our clients are located in the United States.

Employees

As of March 31, 2020, we had approximately 2,754 full-time employees, of which 758 were based in Bangalore, India and substantially all other employees were based in the United States. We believe that our future success depends in part upon recruiting and retaining qualified sales, marketing and technical talent as well as other employees. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Available Information

Our principal website is www.nextgen.com. We make our periodic and current reports, together with amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available on our website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. You may access such filings through our Investor Relations website at http://investor.nextgen.com. The SEC maintains an internet site at www.sec.gov that contains the reports, proxy statements and other information that we file electronically with the SEC. Our website and the information contained therein or connected thereto is not intended to be incorporated into this Report or any other report or information we file with the SEC. We also use the following social media channels as a means of disclosing information about the company, our platform, our planned financial and other announcements and attendance at upcoming investor and industry conferences:

•	NextGen Healthcare Twitter Account (https://twitter.com/NextGen?s=20)
•	NextGen Healthcare Company Blog (https://www.nextgen.com/blog)
•	NextGen Healthcare Facebook Page (https://www.facebook.com/NextGenHealthcare)
•	NextGen Healthcare LinkedIn Page (https://www.linkedin.com/company/nextgenhealthcareinc/)
•	NextGen Healthcare Instagram Page (https://www.instagram.com/nextgenhealthcare/)
•	NextGen Healthcare YouTube Page (https://www.youtube.com/user/nghisinc)

We encourage our investors and others to review the information we make public in these locations as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

Risks Related to Our Business

The extent to which the COVID-19 pandemic and measures taken in response thereto could adversely affect our financial condition, future bookings, and results of operations will depend on future developments, which are highly uncertain and are difficult to predict. The COVID-19 global pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services in the United States and worldwide. The impact of the outbreak has been rapidly evolving in the United States and other countries, including India where we have significant operations, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, business and school closures, government-imposed postponements of non-life threatening medical procedures, and other public health safety measures. We have modified our business practices accordingly (for example, restricting employee travel, moving the vast majority of our employees to remote working, cancelling and postponing meetings, events, and conferences, and so forth). There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The magnitude and duration of the disruption and decline in business activity due to COVID-19 is uncertain. We may experience a negative financial impact due to a number of factors, including without limitation:

•	A general decline in business activity including the impact of our clients’ office closures;
•	A disproportionate impact on the healthcare groups and other healthcare professionals with whom we contract;
•	Financial pressures on our clients, which may in turn result in their deferment of purchase decisions, or a delay in collections or non-payment;
•	Declines in new business bookings as our clients reduce or delay purchasing decisions;
•	Extensions of the length of sales and implementation cycles;
•	Disruptions to our supply chains and our third-party vendors, partners, and suppliers
•

Difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations and address maturing liabilities on a timely basis;

•	The potential negative impact on the health or productivity of employees, especially if a significant number of them are impacted;
•	Disruptions and expense due to employee terminations;
•	A deterioration in our ability to ensure business continuity during a disruption;
•	Social, economic, and labor instability in India where we have significant operations.

The extent to which the COVID-19 pandemic will impact our financial condition and results of operations will depend on future developments, which are highly uncertain and difficult to predict, including but not limited to the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, its impact on our strategic investments, and how quickly and to which extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of the global or U.S. economic impact and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have and, as a result, the ultimate impact of the pandemic on our operations and financial results is highly uncertain and subject to change.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital markets.

The rapid development and fluidity of the pandemic situation precludes any prediction as to the ultimate adverse impact of COVID-19. This uncertainty has and may continue to affect our results of operations, financial condition and cash flows.

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

Uncertainty in global economic and political conditions may negatively impact our business, operating results or financial condition. Global economic and political uncertainty have caused in the past, and may cause in the future, unfavorable business conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. These macroeconomic conditions could negatively affect our business, operating results or financial condition in a number of ways. Instability can make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities and could cause constrained spending on our products and services, delays and a lengthening of our sales cycles and/or difficulty in collection of our accounts receivable. Current or potential clients may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our clients may cease business operations or conduct business on a greatly reduced basis. Bankruptcies or similar insolvency events affecting our clients may cause us to incur bad debt expense at levels higher than historically anticipated. Further, economic instability could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. Finally, our investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by these global financial conditions. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well.

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

We have substantial development and other operations in India, and we use offshore third-party partners located in India and other countries that subject us to regulatory, economic, social and political uncertainties in India and to laws applicable to U.S. companies operating overseas. We are subject to several risks associated with having a portion of our assets and operations located in India and by using third party service providers in India and other countries. Many U.S. companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges. In addition, U.S. governing authorities may pressure us to perform work domestically rather than using offshore resources. Furthermore, local laws and customs in India may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.

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

We face risks related to litigation advanced by a former director and shareholder of ours, and a shareholder derivative claim. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case returned to the trial court for resolution on February 4, 2020. A schedule for proceedings before the trial court has not yet been established.

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation”, and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint. On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing was completed in May 2019 and a hearing on the appeal was held on December 12, 2019. On December 19, 2019, the Ninth Circuit affirmed the District Court’s dismissal in its entirety. The time within which the plaintiff could file a petition for writ of certiorari to the Supreme Court has expired so this matter is now concluded.

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

There can be no assurance that we will be successful in our client satisfaction or product development efforts, that the market will continue to accept our existing products and services, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance. Also, it is possible that our technology may contain defects or errors, some of which may remain undetected for a period of time. If we detect errors before we introduce a solution, we may have to delay deployment for an extended period of time while we address the problem. If we do not discover errors until after product deployment, we may need to provide enhancements to correct such errors. Remediating product defects and errors could consume our development and management resources. In addition, any failure or perceived failure to maintain high-quality and highly-responsive client support could harm our reputation. Quality or performance issues with our products and services may result in product-related liabilities, unexpected expenses and diversion of resources to remedy errors, harm to our reputation, lost sales, delays in commercial releases, delays in or loss of market acceptance of our solutions, license termination or renegotiations, and privacy or security vulnerabilities. If new products or product enhancements are delayed or do not achieve market acceptance, or if our implementation, training and support services do not achieve a high degree of client satisfaction, our reputation, business, results of operations and financial condition could be adversely affected. At certain times in the past, we have also experienced delays in purchases of our products by clients anticipating our launch, or the launch of our competitors, of new products. There can be no assurance that material order deferrals in anticipation of new product introductions from us or other entities will not occur.

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

We may experience interruption at our data centers or client support facilities. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data at company-owned facilities and through third party hosting arrangements. In addition, we provide support services to our clients through various client support facilities. We have invested in reliability features such as multiple power feeds, multiple backup generators and redundant telecommunications lines, as well as technical (such as multiple overlapping security applications, access control and other countermeasures) and physical security safeguards and structured our operations to reduce the likelihood of disruptions. However, complete failure of all local public power and backup generators, impairment of all telecommunications lines, a concerted denial of service cyber-attack, a significant data breach, damage, injury or impairment (environmental, accidental, intentional or pandemic) to the buildings, the equipment inside the buildings housing our data centers, the personnel operating such facilities or the client data contained therein, or errors by the personnel trained to operate such facilities could cause a disruption in operations and negatively impact clients who depend on us for data center and system support services. Likewise, our use of a single cloud vendor could increase our exposure to interruptions if the vendor were to experience a catastrophic event impacting its service offering. Any interruption in operations at our data centers and/or client support facilities could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

We face the possibility of having to adopt new pricing strategies, such as subscription pricing or bundling. In April 2009, we announced a new subscription-based software as a service delivery model which includes monthly subscription pricing. This model is designed for smaller practices to quickly access the NextGen Ambulatory EHR or NextGen PM products at a modest monthly per provider price. We currently derive a significant portion of our revenue from traditional software license, implementation and training fees, as well as the resale of computer hardware, in which our clients pay an initial license fee for the use of our products, in addition to a periodic maintenance fee. While the intent of the new subscription based delivery model is to further penetrate the smaller practice market, there can be no assurance that this delivery model will not become increasingly popular with both small and large clients. In addition, we have experienced increasing demand for bundling our software and systems with RCM service arrangements, which has required us to modify our standard upfront license fee pricing model and could impact software maintenance revenue streams prospectively. If the marketplace increasingly demands subscription or bundled pricing, we may be forced to further adjust our sales, marketing and pricing strategies accordingly, by offering a higher percentage of our products and services through these means. Shifting to a significantly greater degree of subscription or bundled pricing could adversely affect our financial condition, cash flows and quarterly and annual revenue and results of operations, as our revenue would initially decrease substantially.

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

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent healthcare information technology company and have high profile clients. These risks will increase as we continue to grow our cloud offerings, store and process increasingly large amounts of our clients’ confidential data, including personal health information, and host or manage parts of our clients’ businesses in cloud-based/multi-tenant information technology environments. We may use third party public cloud providers in connection with our cloud-based offerings or third-party providers to host our own data, in which case we may have to rely on the processes, controls and security such third parties have in place to protect the infrastructure.

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

Although we have systems and policies in place for safeguarding Protected Health Information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. Also, third-party sites and/or links that consumers may access through our web sites may not maintain adequate systems to safeguard this information or may circumvent systems and policies we have put in place. In addition, future laws or changes in current laws may necessitate costly adaptations to our policies, procedures, or systems.

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

We face risks related to the periodic maintenance and upgrades that need to be made to our products. As we continue to develop and improve upon our technology and offerings, we need to periodically upgrade and maintain the products deployed to our clients. This process can require a significant amount of our internal time and resources and can be complicated and time consuming for our clients. Certain upgrades may also pose the risk of system delays or failure. If our periodic upgrades and maintenance cause disruptions to our clients, we may lose revenue-generating transactions, our clients may elect to use other solutions and we may also be the subject of negative publicity that may adversely affect our business and reputation.

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

In March 2020, the U.S. Congress passed several laws in response to the coronavirus pandemic. Included in these laws are multiple provisions that are likely to have a significant impact on healthcare providers. Because regulations implementing these provisions have yet to be released and health care providers are subject to future legislative changes, the industry is likely to be subject to additional coronavirus-related legislative and regulatory changes in 2020.

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

In February 2019, HHS’s Office of the National Coordinator for Health Information Technology (“ONC”) released a proposed rule titled, “21st Century Cures Act: Interoperability, Information Blocking, and the ONC Health IT Certification Program.”  Following an extended public comment period, in March 2020 ONC released the final rule which implements the key interoperability provisions included in the Cures Act. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces (“APIs”), which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the rule create a lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products have to meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status will require additional development costs.

The ONC rule also implements the information blocking provisions of the 21st Century Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the 21st Century Cures Act, the U.S. Department of Health and Human Services (“HHS”) has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified health IT developers found to be in violation of “information blocking”. This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.

Other regulatory provisions included in the ONC Cures Act final rule could create compliance costs and/or regulatory risks for the company. Because these regulations are subject to future changes and/or significant enforcement discretion by federal agencies, the ultimate impact of these regulation is unknown.

FDA Regulation of Software as a Medical Device. The U.S. Food and Drug Administration (“FDA”) has the statutory authority to regulate medical software if it falls within the definition of a “device” under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). However, the FDA has exercised enforcement discretion for software said to be “low risk.” The December 2016 21st Century Cures Act clarified the FDA’s regulation of medical software by amending the definition of “device” in the FFDCA to exclude certain software functions, including electronic health record software functionality and administrative software functionality. In December 2017, the FDA issued draft guidance documents to clarify how it intends to interpret and enforce these provisions of the Cures Act. In 2017, the FDA also issued a Digital Health Innovation Action Plan and launched a voluntary “Software Precertification (Pre-Cert) Pilot Program” for software developers. Then in September 2019 the FDA issued several different digital health-focused final and draft guidance documents. Although we believe that our products are currently not subject to FDA regulation, we continue to follow the FDA’s guidance in this area, which is subject to change and in some critical areas only currently exists in draft form. As a result, our software may potentially be subject to regulation by the FDA as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

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

Several of our solutions also support Accountable Care Organizations (“ACOs”). In 2020, Medicare’s largest ACO program, the Shared Savings Program, consisted of 517 ACOs serving 11.2 million assigned beneficiaries across the country. In December 2018, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that dramatically redesigns and sets a new direction for Shared Savings Program, renaming it “Pathways to Success.”  Because it is unknown how ACOs will react to CMS’s Pathways to Success program redesign and several of the redesigned program’s policies will not be fully implemented for ACOs until 2021, we cannot predict the impact the regulatory change will have on our clients and our business.

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

One of our current directors is a significant shareholder, which makes it possible for him to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 15% of the outstanding shares of our common stock at March 31, 2020. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is possible that any significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, any significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. For example, in fiscal year 2013, the former director launched a proxy contest to elect a different slate of directors than what our Company proposed to shareholders. We spent approximately $1.3 million to defend against the proxy contest and elect the Company's slate of directors. In addition, such influence by a significant shareholder could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

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

As of March 31, 2020, we leased an aggregate of approximately 591,700 square feet of space with lease agreements expiring at various dates, of which approximately 462,500 square feet of space are utilized for continuing operations and 129,200 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as described further in Note 16, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report:

	Square Feet	Notes
Primary Operating Locations
Bangalore, India	137,700	(2)
Horsham, Pennsylvania	80,400	(2)
Irvine, California	71,800	(1) (2)
St. Louis, Missouri	42,300
Hunt Valley, Maryland	34,000
Atlanta, Georgia	27,000	(2)
San Diego, California	24,800	(2)
Cary, North Carolina	24,200
Fairport, New York	15,300
Traverse City, Michigan	5,000
Total Primary Operating Locations	462,500

Vacated or Subleased Locations, or Portions Thereof
Horsham, Pennsylvania	29,600
North Canton, Ohio	22,100
San Diego, California	15,200
Solana Beach, California	12,000
Phoenix, Arizona	11,400
Irvine, California	11,300
Brentwood, Tennessee	10,500
St. Louis, Missouri	8,600
Atlanta, Georgia	8,500
Total Vacated or Subleased Locations	129,200

Total Leased Properties	591,700

(1)	Location of our corporate office
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

Additionally, we are subject to the regulation and oversight of various federal and state governmental agencies that enforce fraud and abuse programs related to the submission of fraudulent claims for reimbursement from governmental payers. We have received, and from time to time may receive, inquiries or subpoenas from federal and state agencies. Under the False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against entities that submit, or cause to be submitted, fraudulent claims for reimbursement. Qui tam or whistleblower actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. We refer you to the discussion of regulatory and litigation risks within “Item 1A. Risk Factors” and to Note 15, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of current legal proceedings.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded under the symbol “NXGN” on the NASDAQ Global Select Market.

At May 26, 2020, there were approximately 663 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2020 assuming $100 was invested on March 31, 2015 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextGen Healthcare, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on March 31, 2015 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data, with respect to our consolidated statements of net income and comprehensive income data for each of the five years in the period ended March 31, 2020 and the consolidated balance sheets data as of the end of each such fiscal year, are not necessarily indicative of results of future operations and should be read in conjunction with our consolidated financial statements and the related notes thereto and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

Consolidated Financial Data

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
Statements of comprehensive income data:
Revenue	$540,239	$529,173	$531,019	$509,624	$492,477
Cost of revenue	267,439	246,697	241,535	223,134	225,615
Gross profit	272,800	282,476	289,484	286,490	266,862
Selling, general and administrative	165,174	164,879	193,226	163,623	156,234
Research and development costs, net	83,295	80,994	81,259	78,341	65,661
Amortization of acquired intangible assets	4,143	4,344	7,810	10,435	5,367
Impairment of assets	12,571	—	3,757	—	32,238
Restructuring costs	2,505	640	611	7,078	—
Income from operations	5,112	31,619	2,821	27,013	7,362
Interest income	256	216	55	14	428
Interest expense	(1,955)	(2,814)	(3,323)	(3,156)	(1,304)
Other income (expense), net	846	267	37	(262)	(166)
Income (loss) before provision for income taxes	4,259	29,288	(410)	23,609	6,320
Provision for (benefit of) income taxes	(3,239)	4,794	(2,830)	5,368	663
Net income	$7,498	$24,494	$2,420	$18,241	$5,657
Basic net income per share	$0.11	$0.38	$0.04	$0.30	$0.09
Diluted net income per share	$0.11	$0.38	$0.04	$0.29	$0.09
Basic weighted average shares outstanding	65,474	64,417	63,435	61,818	60,635
Diluted weighted average shares outstanding	65,612	64,600	63,440	62,010	61,233
Dividends declared per common share	$—	$—	$—	$—	$0.53

	March 31, 2020	March 31, 2019	March 31, 2018	March 31, 2017	March 31, 2016
Balance sheet data:
Cash, cash equivalents, and marketable securities	$138,012	$33,079	$28,845	$37,673	$36,473
Working capital	116,797	31,619	7,070	18,108	45,931
Total assets	720,116	532,895	515,755	473,221	530,790
Long-term line of credit	129,000	11,000	37,000	15,000	105,000
Total liabilities	319,622	156,949	192,345	168,178	261,413
Total shareholders’ equity	400,494	375,946	323,410	305,043	269,377

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations (“MD&A”), including discussions of our product development plans, business strategies and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals and interested persons are urged to review any risks that may be described in Item 1A., “Risk Factors” as set forth herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC").

This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K ("Report") in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period. For information regarding the year ended March 31, 2018, including a year-to-year comparison of our financial condition and results of operations for the years ended March 31, 2019 and March 31, 2018, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2019, filed with the SEC on May 29, 2019.

Company Overview

NextGen Healthcare is a leading provider of software and services that empower ambulatory healthcare practices to manage the risk and complexity of delivering care in the rapidly evolving U.S. healthcare system. Our combination of technological breadth, depth and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives including: population health, care management, patient outreach, telemedicine and nationwide clinical information exchange.

We serve clients across all 50 states. Our approximately 100,000 providers deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans Service Organizations (“VSOs”), and Dental Service Organizations (“DSOs”). Our clients include some of the largest and most progressive multi-specialty groups in the country. With the recent addition of behavioral health to our strong medical and oral health capabilities, we continue to extend our share not only in Federally Qualified Health Centers (“FQHCs”), but also in the emerging integrated care market.

NextGen Healthcare has historically enhanced our offering through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform (i.e., patient portal, self-scheduling, and patient pay) capabilities and OTTO Health, LLC for its integrated virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018. Our principal offices are located at 18111 Von Karman Ave., Suite 800, Irvine, California, 92612, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Industry Background, Regulatory Environment, and Market Opportunity

We believe that the trends and events described below have contributed to our consolidated results of operations and may continue to impact our future results.

Over the last decade, the ambulatory healthcare market has experienced significant regulatory change, which has driven the need for improved technology to enable practice transformation. Recognizing it was imperative to digitize the American health system to stem the escalating cost of healthcare and improve the quality of care being delivered, Congress enacted the Health Information Technology for Economic and Clinical Health Act in 2009 (“HITECH Act”). The legislation stimulated healthcare organizations to not only adopt electronic health records, but to use them to collect discrete data that could be used to drive quality care. This standardization supported early pay-for-reporting and pay-for-performance programs.

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

VBC created the need for a new category of healthcare information technology (“HIT”) tools that could be used to identify and treat groups of patients, or cohorts, based on risk. Population Health Management (“PHM”) tools support these needs by identifying patient risk, engaging patients, coordinating care, and determining when interventions are needed to improve clinical and financial outcomes. According to estimates from Frost & Sullivan in May 2020, the United States PHM market is expected to reach $9.4 billion in total revenue by 2022, representing a compound annual growth rate (“CAGR”) of 28% from 2017.

Importantly, the introduction of VBC programs was only an element of the broader approach to reducing healthcare expenditure. It was also accompanied by significant reductions in Medicare spending with a projected reduction of $253 billion in payments by 2029, as reported by RevCycle Intelligence in October 2019. The drive to reduce costs initially led to consolidation in the healthcare system that was followed by a significant shift of care from the inpatient to lower cost outpatient setting. Ambulatory surgery centers (ASCs) have become an essential component of comprehensive, low cost distributed care. According to an October 2019 report from ResearchandMarkets, ASCs continue to perform more than half of all U.S. outpatient surgical procedures and are expected to see greater volumes as the number of outpatient procedures increases by an estimated 15% by 2028. From 2015 to 2022, the proportion of outpatient cases performed in ASCs is expected to increase across most service lines with the largest jump (10%) to occur in spine procedures. Among other factors, consumerism is set to play a major role in driving ASC volume increases, as procedures performed in ASCs cost an average of 58% less than the same procedure in a hospital outpatient department. The need to sustain revenue has made it extremely important for practices to secure their patient market share, elevating patient loyalty to a significant determinant of provider success. In addition to being loyal, groups participating in value-based contracts realized that patients also needed to be engaged in their care and interested in improving their own health. The need to attract, retain and engage patients has made patient experience one of the most important aspects of evolving care delivery in the United States. Capturing patient market share and thriving in a market driven by VBC requires both an integrated platform and a full view of the patient population’s clinical and cost data, neither of which could be accomplished without new technologies to collect and analyze multi-sourced patient data. Effectively implemented, these new technologies allow organizations to enhance financial viability while exercising the freedom to join, affiliate, integrate or interoperate in ways that maximize strategic control.

Although the HITECH Act led to the successful adoption of electronic health records, many in the healthcare industry were dissatisfied with the level of exchange of health information between different providers and across different software platforms. With the passing of the MACRA law in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology. Then, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed and signed into law. Among many other policies, the law includes numerous provisions intended to encourage nationwide interoperability.

In March 2020, the HHS Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which implements the key interoperability provisions included in the Cures Act. The rule calls on developers of certified EHRs to adopt standardized application programming interfaces (“APIs”) and to meet a list of other new certification and maintenance of certification requirements in order to maintain approved federal government certification status.

The ONC rule also implements the information blocking provisions of the Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified health IT developers found to be in violation of “information blocking.”

The new regulations will require significant compliance efforts for healthcare providers, information networks, exchanges, and HIT companies. However, CURES also creates opportunities for improving care delivery and outcomes through increased data exchange between providers, and easier patient access to their own health information. Key to unlocking these benefits is the introduction of new Fast Healthcare Interoperability Resources (“FHIR”) standards. ONC’s goal is for certified HIT companies to adopt FHIR-based API standards. Meanwhile, CMS is requiring hospitals to provide electronic admission, discharge and transfer notification to other healthcare facilities, providers and designated care team members.

Through the expansion of our NextGen® Share interoperability services platform and API partner marketplace, we will address the increased demand for moving and sharing patient data from the EHR easily, quickly and securely. Interoperability improves patient experience and care coordination, enhances patient safety, and reduces costs. We are also expanding resources such as educational webinars, blogs and videos on interoperability to help educate and support healthcare providers.

In recent years, there has been incremental investment to improve the delivery of behavioral healthcare. One of the central drivers of this investment has been the opioid epidemic which claims more than 70,000 lives a year in the United States. The integrated care model previously prevalent mainly in FQHCs, a model which calls for integration of behavioral health and primary care in single care settings, has also gained momentum. Both behavioral health and the integrated care workflows require broad, purpose built, tailored HIT capabilities, many of which are supported by the NextGen platform.

Based on these trends, successful clients must undertake the following imperatives:

1.	Manage patient experience and engagement
2.	Align incentives and energize clinicians
3.	Maximize and shape financial outcomes
4.	Assume risk and drive commercial advantage
5.	Optimize workflows with data exchange

Our Strategy

We empower the accelerating transformation of ambulatory care by delivering solutions that enable groups to be successful under all models of care, including emerging value-based care in which providers assume risk while minimizing risk. We primarily serve groups that focus on delivering care in ambulatory settings, and do so across diverse practice sizes, specialties, and business constructs. In addition to traditional medical specialties, we participate actively with groups that deliver oral (dental) and behavioral healthcare, and with those that combine these in the emerging model for integrated care.

Our configurability enables groups to drive commercial advantage with creative workflows for patient access, patient-provider interactions, clinical workflows and care coordination. At the same time, our automation helps drive variability and cost out of the back office by accommodating exacting regulatory, billing and reporting requirements. We embrace both the art and science of delivering healthcare in the transforming U.S. healthcare system.

We believe that the ability to interoperate in a complex, heterogeneous healthcare ecosystem is one of the keys to providing great care and healthy financial outcomes. Because we interoperate with the major stakeholders across the U.S. healthcare system and power many of the nation’s Health Information Exchanges (“HIEs”), we help keep patient data more secure, promote continuity of care, lower the cost of care delivery and perhaps most importantly improve the patient experience.

We recognize that patient experience drives patient engagement and that engaged patients have better outcomes. Consequently, much of our activity over the last few years has been informed by the emergence of the patient as an active, involved consumer. Our solutions help our clients create a holistic, personalized care experience that drive loyalty and satisfaction.

We surround our technical solutions with implementation and optimization services and provide business process outsourcing with managed hosting and revenue cycle management services. With some of our most sophisticated clients, we have been asked to share the breadth of our experience as they shape their strategies. We believe that this sort of engagement, acting as a virtual extension of our clients’ leadership teams, is an important step along our journey to becoming a trusted advisor.

As one of the leading healthcare information technology players in the U.S. ambulatory marketplace, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through the market’s transformation. We expect to continue to empower the transformation of care through the following strategic priorities:

•	Be a learning organization and transform ahead of the industry
•	Be a trusted advisor for our customers and prospects
•	Deliver breadth, depth and configurability to enable our clients to effectively execute their strategies
•	Use automation to drive variability and cost from our clients’ operations
•	Drive real innovation in patient experience and patient-provider interactions
•	Help our clients be recognized as interoperability leaders in their regions and areas of specialty
•	Integrate new capabilities (whether organic or inorganic) more quickly and successfully than others.

COVID-19 Update

In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. We proactively responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily and immediately restricted non-essential travel and migrated to a fully remote workforce while maintaining complete operational effectiveness. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted all travel, mandated a work-from-home policy across our global workforce, and moved all in-person client-facing events to virtual ones.

According to Johns Hopkins University, as of May 29, 2020, more than 5.9 million cases of COVID-19 have been reported in over 188 countries with more than 364,000 deaths. In addition to the socioeconomic disruption caused by the pandemic, both treatment and suppression measures stressed the very fabric of the U.S. healthcare system in some geographies, exacerbating some of the existing challenges with capacity, balance and reimbursement. Among the measures to slow the spread of the disease and flatten the curve in line with healthcare system capacity was social/physical distancing. The need to access care while still social distancing was addressed early on with the limited use of virtual visits and was energized when the federal government reduced regulatory barriers and addressed payment parity between virtual and in-person visits. With these tailwinds, telemedicine quickly became regarded as a safer way for patients and providers to engage each other while also relieving economic pressure on the medical practice. We believe that the uptake of telemedicine will transcend COVID-19 and that virtual visits will become a permanent and important change in the way care is delivered. Keeping patients out of the transit system, out of the waiting room and away from other sick patients is simply good medicine.

We also believe that ambulatory practices will emerge from the pandemic with a clearer appreciation of the importance of business continuity and will turn to NextGen more often for managed services. Consequently, we expect to see increased subscription of our revenue cycle management services, managed hosting, and our emerging capabilities for managed clinical and administrative services.

Since the mid-March 2020 timing of government orders to shelter in place and restrict non-essential medical services, the COVID-19 pandemic has caused declines in patient volume. This has negatively impacted our revenue in the fourth quarter of 2020, most notably for purchases of software and hardware. The impact of the disruption will continue to heavily impact the first half of fiscal 2021 primarily in managed services and EDI, which are volume driven, and purchases of software and hardware due to client management being focused on business continuity. Assuming the impact of the pandemic and related restrictive measures begin to subside late in the fiscal first half, we expect that patient volume and thus revenue will likely return to more normal levels throughout late fiscal 2021. Based on our overall financial health and the opportunity in front of us, we have made some important decisions on how to approach the first two quarters of fiscal 2021, which include executing cost reductions with a primary goal of mitigating COVID-19 based impacts to earnings. Most of these cost reductions are temporary as we believe that preserving our employee base, organizational momentum, and robust capabilities for the near future will be a win for the Company and our shareholders. The net effect of the aforementioned actions will result in earnings being down markedly and negative free cash flow (calculated as net cash provided by operating activities, less net of cash used for the additions of capitalized software costs and equipment and improvements) in the first half of the fiscal year. We believe we will be well positioned to weather the initial storm and increase earnings, revenue, and opportunity as volume begins to return in the second half of the year.

The broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and it depends on certain developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. We expect that our customers and potential customers will take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2020 and 2019 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2020	2019
Revenues:
Recurring	90.6%	89.6%
Software, hardware, and other non-recurring	9.4	10.4
Total revenues	100.0	100.0
Cost of revenue:
Recurring	38.0	36.2
Software, hardware, and other non-recurring	5.0	5.0
Amortization of capitalized software costs and acquired intangible assets	6.6	5.4
Total cost of revenue	49.5	46.6
Gross profit	50.5	53.4
Operating expenses:
Selling, general and administrative	30.6	31.2
Research and development costs, net	15.4	15.3
Amortization of acquired intangible assets	0.8	0.8
Impairment of assets	2.3	0.0
Restructuring costs	0.5	0.1
Total operating expenses	49.5	47.4
Income from operations	0.9	6.0
Interest income	0.0	0.0
Interest expense	(0.4)	(0.5)
Other income, net	0.2	0.1
Income before provision for (benefit of) income taxes	0.8	5.5
Provision for (benefit of) income taxes	(0.6)	0.9
Net income	1.4%	4.6%

Revenues

The following table presents our consolidated revenues for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Recurring revenues:
Subscription services	$127,602	$117,502
Support and maintenance	158,619	160,798
Managed services	104,549	98,203
Electronic data interchange and data services	98,543	97,418
Total recurring revenues	489,313	473,921

Software, hardware, and other non-recurring revenues:
Software license and hardware	27,270	35,122
Other non-recurring services	23,656	20,130
Total software, hardware and other non-recurring revenues	50,926	55,252

Total revenues	$540,239	$529,173

Recurring revenues as a percentage of total revenues	90.6%	89.6%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the year ended March 31, 2020 increased $11.1 million compared to the prior year due to a $15.4 million increase in recurring revenues, partially offset by a $4.3 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was primarily due to $10.1 million higher subscription services driven by incremental revenue related to our acquisitions of Topaz and Medfusion and growth in subscriptions associated with our population health and analytics, core NextGen, and NextGen Office cloud-based solutions, $6.3 million higher managed services revenue related to recent growth in RCM and managed cloud services bookings and incremental patient pay services related to the Medfusion acquisition, and $1.1 million higher EDI and data services associated with growth in EDI transaction volume from the addition of new clients and further penetration of our existing client base, for which growth in revenue was partially muted by incremental revenues recognized in the prior year from the sales of certain clinical data. The increase in recurring revenues was partially offset by $2.2 million lower support and maintenance revenue from client attrition. The decrease in software, hardware, and other non-recurring revenues was primarily due to a $7.9 million decline in software license and hardware revenue from lower software bookings, including the impact from COVID-19 in our fiscal fourth quarter, partially offset by a $3.5 million increase in professional services.

Bookings reflect the estimated annual value of our executed contracts, which we believe may provide a broad indicator of the general direction and progress of the business. Total bookings on a comparable basis, adjusted to include the effect of pre-acquisition bookings, were $130.9 million for the year ended March 31, 2020 compared to $135.6 million in the prior year, primarily reflecting a decline in software bookings, partially offset by higher bookings of subscriptions and EDI services. Total bookings for the year ended March 31, 2018 were $120.5 million. In May 2020, we also announced a move to reduce our perpetual license revenue in favor of recurring subscription revenue.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Cost of revenue:
Recurring	$205,057	$191,496
Software, hardware, and other non-recurring	26,904	26,711
Amortization of capitalized software costs and acquired intangible assets	35,478	28,490
Total cost of revenue	$267,439	$246,697

Gross profit	$272,800	$282,476
Gross margin %	50.5%	53.4%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 8, "Intangible Assets" and Note 9, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization. As noted above, we announced in May 2020 a move to reduce our perpetual license revenue in favor of recurring subscription revenue, which will impact our gross margin percentages as we will book less high-margin perpetual licenses than we have historically, but ultimately it will produce high-margin recurring revenue. When combined with incremental amortization of capitalized software costs and acquired intangible assets, it will further reduce our expected gross margin percentage.

Share-based compensation expense included in cost of revenue was $2.1 million and $1.3 million for the years ended March 31, 2020 and 2019, respectively.

Gross profit for the year ended March 31, 2020 decreased $9.7 million compared to the prior year and gross margin percentage decreased to 50.5% for the year ended March 31, 2020 compared to 53.4% in the prior year period. The declines in gross profit and gross margin were primarily attributable to a decline in higher margin software license revenue as noted above, combined with $7.0 million higher amortization of previously capitalized software development costs and higher amortization of software technology intangible assets associated with the recent acquisitions of Medfusion, OTTO, Topaz, Inforth, EagleDream, and Entrada, partially offset by higher recurring revenues.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Selling, general and administrative	$165,174	$164,879
Selling, general and administrative, as a percentage of revenue	30.6%	31.2%

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

Share-based compensation expense included in selling, general and administrative expenses was $13.8 million and $11.9 million for the years ended March 31, 2020 and 2019, respectively. The increase in share-based compensation expense for the year ended March 31, 2020 compared to the prior years is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 14, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information on equity award grants.

Selling, general and administrative expenses increased $0.3 million for the year ended March 31, 2020 compared to the prior year primarily due to lower bad debt and depreciation expense, lower payroll costs associated with our restructuring plans, and lower spend related to conferences, travel, marketing, and communications, offset by the impact of a $5.7 million net benefit recorded in the prior year from insurance recoveries related to the settlement of the Federal Securities Class Action complaint and higher share-based compensation expenses noted above.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Gross expenditures	$102,727	$101,565
Capitalized software costs	(19,432)	(20,571)
Research and development costs, net	$83,295	$80,994

Research and development costs, as a percentage of revenue	15.4%	15.3%
Capitalized software costs as a percentage of gross expenditures	18.9%	20.3%

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

Share-based compensation expense included in research and development costs was $3.9 million and $2.9 million for the years ended March 31, 2020 and 2019, respectively.

Net research and development costs for the year ended March 31, 2020 increased $2.3 million compared to the prior year due to a $1.2 million increase in our gross expenditures and $1.1 million lower capitalization of software costs. The increase in gross expenditures is primarily the result of incremental costs incurred for the development of the next versions of our software solutions and enhancements to our existing solutions, including increased hosting fees, higher utilization of our Bangalore development center resources, and increased share-based compensation expense, partially offset by lower consulting and outside services costs and lower US-based payroll costs due to reductions in our headcount.

Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized and ultimately also affects the future amortization of our previously capitalized software development costs.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Amortization of acquired intangible assets	$4,143	$4,344

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships and trade names intangible assets acquired as part of our business combinations. Refer to Note 8, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the year ended March 31, 2020 decreased $0.2 million, compared to the prior year period due to certain acquired intangible assets becoming fully amortized, partially offset by additional amortization of the customer relationships and trade names intangible assets acquired from Medfusion.

Impairment of Assets

During the year ended March 31, 2020, we recorded impairments of $9.4 million to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in North Canton, San Diego, Horsham, St. Louis, Irvine, Atlanta, Brentwood, and Phoenix, in connection with our restructuring plans, based on projected sublease rental income and estimated sublease commencement dates. We are actively marketing each of these vacated locations for sublease. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

During the year ended March 31, 2020, we also recorded $3.2 million of impairments related to the write down of previously capitalized software development costs for certain technology that will no longer be utilized in any future software solutions.

Restructuring Costs

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $2.5 million of restructuring costs in the year ended March 31, 2020 within operating expenses in our consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement.

During the year ended March 31, 2019, we recorded $0.6 million of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations for vacated properties associated with our prior restructuring plan. The restructuring costs were comprised of facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. As of March 31, 2019, the remaining lease obligation, net of estimated projected sublease rentals, was $1.8 million.

Refer to Note 5, "Leases,” of our notes to consolidated financial statements included elsewhere in this Report for estimated timing of payments related to remaining lease obligations.

Interest Expense

The following table presents our interest expense for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Interest income	$256	$216
Interest expense	(1,955)	(2,814)
Other income, net	846	267

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 10, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest expense for the year ended March 31, 2020 decreased $0.9 million compared to the prior year. The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of March 31, 2020, we had $129.0 million in outstanding loans under the revolving credit agreement.

Other income for the year ended March 31, 2020 increased $0.6 million compared to the prior year, which was primarily associated with fluctuations in the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Provision for (benefit of) income taxes	$(3,239)	$4,794
Effective tax rate	-76.1%	16.4%

The change in the effective tax rate for the year ended March 31, 2020 compared to the prior year period was driven primarily by a decrease in pretax income for the current year. The effective tax rate for the year ended March 31, 2020 also benefitted from a release of uncertain tax position reserves on prior year tax settlements, certain return to provision adjustments, and state income taxes, which was partially offset by nondeductible expenses for the year ended March 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. As the enactment dates of this law was prior to the end of our reporting period, we have considered the applicable tax law changes in our current and deferred income tax expense as of March 31, 2020. We will continue analyzing the applications of the CARES Act and include the material impact to future income tax provisions, if applicable.

Net Income

The following table presents our net income (in thousands) and net income per share and for the years ended March 31, 2020 and 2019:

	Fiscal Year Ended March 31,
	2020	2019
Net income	$7,498	$24,494
Net income per share:
Basic	$0.11	$0.38
Diluted	$0.11	$0.38

As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2020 decreased $17.0 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Cash and cash equivalents	$138,012	$33,079
Unused portion of revolving credit agreement (1)	171,000	289,000
Total liquidity	$309,012	$322,079

Net income	$7,498	$24,494
Net cash provided by operating activities	$85,601	$50,475

(1)	As of March 31, 2020, we had outstanding borrowings of $129.0 million under our $300.0 million revolving credit agreement.

Our outstanding borrowings under our revolving credit agreement was $129.0 million as of March 31, 2020 compared to $11.0 million as of March 31, 2019.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at March 31, 2020, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. Due to the ongoing uncertainties of the impact of the COVID-19 pandemic on the industry in which we operate, we proactively implemented certain precautionary measures, including cost containment and strengthening our cash position by increasing the outstanding borrowings under our revolving credit agreement during the year ended March 31, 2020 and borrowing an additional $50.0 million in April 2020. The impact of COVID-19 is rapidly evolving and widespread, and therefore, it is not possible to fully identify, measure, and predict the various impacts that COVID-19 may have on our financial condition, results of operations, cash flows, and liquidity requirements. We will continue to assess the potential effects of the COVID-19 pandemic on our business and actively manage our response accordingly.

Cash and Cash Equivalents

As of March 31, 2020, our cash and cash equivalents balance of $138.0 million compares to $33.1 million as of March 31, 2019.

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

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2020 and 2019 (in thousands):

	Fiscal Year Ended March 31,
	2020	2019
Net income	$7,498	$24,494
Non-cash expenses	85,902	66,662
Cash from net income, as adjusted	$93,400	$91,156
Change in contract assets and liabilities, net	1,325	(4,943)
Change in accounts receivable	4,937	(6,178)
Change in other assets and liabilities	(14,061)	(29,560)
Net cash provided by operating activities	$85,601	$50,475

For the year ended March 31, 2020, cash provided by operating activities increased $35.1 million compared to the prior year, consisting of $15.5 million increase from net changes in other assets and liabilities, $17.4 million increase from net changes in accounts receivable and contract balances, and $2.2 million increase from higher net income, as adjusted for non-cash expenses. Cash from operating activities benefited from changes in other assets and liabilities due to payments in the prior year related to the $19.0 million settlement of the Federal Securities Class Action complaint, which was partially offset by the impact of operating lease liabilities from the adoption of ASC 842 (refer to Note 5, "Leases" of our notes to consolidated financial statements included elsewhere in this Report for additional information) and net decreases in cash from changes in income taxes receivable and payable. Net changes to accounts receivable and contract balances resulted in a benefit to cash from operating activities as we continue to focus our efforts on collections and resolution of aged balances. Non-cash expenses increased primarily due to higher amortization of operating lease assets, higher amortization of previously capitalized software costs, impairment charges related to our vacated lease locations and capitalized software costs, as described above, higher share-based compensation expenses, and changes in deferred taxes, while net income for the year ended March 31, 2020 decreased $17.0 million compared to the prior year, as described above.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2020 and 2019 was $96.1 million and $25.5 million, respectively. The $70.6 million net increase in cash used in investing activities compared to the prior year is primarily due to cash payments for our acquisitions of Topaz, Medfusion and OTTO, net of cash acquired, of $71.7 million and $2.5 million higher additions to equipment and improvements, offset by $2.5 million of proceeds from over-funded corporate-owned life insurance policies and $1.1 million lower capitalization of software development costs.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended March 31, 2020 was $116.3 million compared to net cash used in financing activities of $21.6 million in the prior year. The increase in cash from financing activities is due to $118.0 million of net borrowings against our revolving credit facility, comprised of $137.0 million of additional borrowings and $19.0 million of principal repayments and $2.4 million of net proceeds from the issuance of shares under employee plans, partially offset by $4.1 million of payments for taxes related to net share settlement of equity awards. In comparison, during the prior year, net payments on our revolving credit facility were $26.0 million, consisting of $52.0 million of principal repayments and $26.0 million of additional borrowings and $3.2 million of payments for taxes related to net share settlement of equity awards, partially offset by $7.5 million of net proceeds from the issuance of shares under employee plans.

Contractual Obligations

As of March 31, 2020, we had minimum purchase commitments of $17.3 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our other significant contractual obligations at March 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2021	2022	2023	2024	2025	2026 and beyond
Operating lease obligations	$43,017	$9,408	$9,186	$9,248	$7,955	$5,948	$1,272
Remaining lease obligations for vacated properties (1)	11,898	3,182	2,935	2,255	1,677	1,337	512
Line of credit obligations (Note 10)	129,000	—	—	129,000	—	—	—
Total	$183,915	$12,590	$12,121	$140,503	$9,632	$7,285	$1,784

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Brentwood, Solana Beach, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, San Diego and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 16, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.9 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of March 31, 2020 was $5.3 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of March 31, 2020 was $4.2 million, which is not included in the table above as the timing of expected payments is not determinable.

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

Revenue Recognition

Application of the revenue recognition guidance requires a significant amount of judgments and estimates, which may impact the amount and timing of revenue recognition and related disclosures. Refer to Note 3, "Revenue from Contracts with Customers" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our revenue recognition policies, significant judgements, and estimates.

Software Development Costs

Software development costs, consisting primarily of employee salaries and benefits and certain third party costs, incurred in the development of new software solutions and enhancements to existing software solutions for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized. Amortization of capitalized software is recorded on straight-line basis over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.

We also incur costs related to the development of software applications for our internal-use and for the development of software-as-a-service ("SaaS") based solutions sold to our clients. The development costs of our SaaS-based solutions are considered internal-use for accounting purposes. Our internal-use capitalized development costs are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, which is typically three years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for the development of SaaS-based solutions are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for the development of our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.

We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If we determine that capitalized amounts are not recoverable based on the expected net cash flows to be generated from sales of the applicable software solutions, the amount by which the unamortized capitalized costs exceed the net realizable value is written off as a charge to earnings. The net realizable value is the estimated as the expected future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. In addition to the assessment of net realizable value, we review and adjust the remaining estimated lives of our capitalized software costs, if necessary. We also perform a periodic review of our software solutions and dispose of fully amortized capitalized software costs after such products are determined to be no longer used by our clients.

Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Business Combinations

During the year ended March 31, 2020, we completed the acquisitions of Topaz, Medfusion, and OTTO, and during the year ended March 31, 2018, we completed the acquisitions of Entrada, EagleDream and Inforth. We accounted for the acquisitions as purchase business combinations using the acquisition method of accounting.

In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, and contingent consideration liabilities. We estimate the fair value of assets and liabilities based upon the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets being sold. We estimate the fair value of the contingent consideration liabilities, as needed, based on our projection of expected results and the estimated probability of achievement. The process to develop the estimate of fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.

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

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our qualitative assessment for the current fiscal year, we have determined that there was no impairment to our goodwill as of June 30, 2019. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the years ended March 31, 2020 and March 31, 2019, we did not identify any events or circumstances that would require an interim goodwill impairment test. We currently also do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

Intangible Assets

Intangible assets consist of trade names, customer relationships, and software technology, all of which are associated with our acquisitions.

The intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 5 to 10 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment is deemed to have occurred and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

Although currently we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to decreases in the fair value of our intangible assets, resulting in impairment charges that could be material. We test intangible assets for impairment if we believe indicators of impairment exist.

Share-Based Compensation

We record share-based compensation related to share-based awards granted under our employee stock options and incentive plans. See Note 14, “Share-Based Awards,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans.

Share-based compensation expense associated with stock options granted under our equity incentive plans is based on the number of options that ultimately vest and adjusted, if needed, as forfeitures occur. We estimate the fair value of stock options on the date of grant using the Black Scholes option-pricing model based on required inputs, including expected term, volatility, risk-free rate, and expected dividend yield. Expected term is estimated based upon the historical exercise behavior and represents the period of time that options granted are expected to be outstanding and therefore the proportion of awards that is expected to vest. Volatility is estimated by using the weighted-average historical volatility of our common stock, which approximates expected volatility. The risk-free rate is the implied yield available on the U.S. Treasury zero-coupon issues with remaining terms equal to the expected term. The expected dividend yield is the average dividend rate during a period equal to the expected term of the option. The fair value vest is recognized ratably as expense over the requisite service period in our consolidated statements of net income and comprehensive income.

Share-based compensation expense associated with restricted stock awards is estimated using the market price of the common stock on the date of grant. Share-based compensation expense associated with restricted performance stock awards and units are based on the grant date fair value measured at the underlying closing share price on the date of grant using a Monte Carlo-based valuation model.

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

Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under limited circumstances. We estimate expected sales returns and other forms of variable consideration considering our customary business practice and contract-specific facts and circumstances, and we consider such estimated potential returns as variable consideration when allocating the transaction price to the extent it is probable that there will not be a significant reversal of cumulative revenue recognized.

Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from our clients’ inability to make required payments are established based on our assessment of the collectability of client accounts, including review of our historical experience of bad debt expense and the aging of our accounts receivable balances, net of specifically reserved accounts and amounts billed prior to revenue recognition. Specific reserves are based on our estimate of the probability of collection for certain accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the client receivable balances as well as external factors such as economic conditions that may affect a client’s ability to pay and review of major third-party credit-rating agencies, as needed. Accounts are written off as uncollectible only after we have expended extensive collection efforts. If a major client’s creditworthiness or financial condition were to deteriorate, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our operating results.

Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.

Leases

We adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) and its subsequent amendments (together “ASC 842”) during the quarter ended June 30, 2019 using the transition approach provided for under ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allowed us to apply the new lease standard as of April 1, 2019, rather than the beginning of the earliest period presented. ASC 842 supersedes ASC 840 and requires the recognition of leased arrangements on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. Refer to Note 5, "Leases" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our adoption of ASC 842.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020 and March 31, 2019, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of March 31, 2020 and March 31, 2019, we had $129.0 million and $11.0 million, respectively, in outstanding borrowings under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of March 31, 2020 would result in a corresponding change in our annual interest expense of approximately $1.3 million. Refer to Note 10, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of March 31, 2020 and March 31, 2019, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2020, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

During the year ended March 31, 2020, we completed the acquisitions of Topaz Information Systems, LLC ("Topaz") in October 2019, Medfusion, Inc. (“Medfusion”) in December 2019, and OTTO Health, LLC (“OTTO”) in December 2019, each of which are now wholly-owned subsidiaries of the Company. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2020, we have elected to exclude Topaz, Medfusion, and OTTO from our evaluation for fiscal year 2020, based upon Securities and Exchange Commission staff guidance. As of and for the year ended March 31, 2020, the assets and revenues of the acquired companies in aggregate that are not included in our evaluation represented less than 1% of consolidated assets and less than 2% of consolidated revenues.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2020 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	57

Consolidated Balance Sheets as of March 31, 2020 and 2019	60

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2020, 2019 and 2018	61

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2020, 2019 and 2018	62

Consolidated Statements of Cash Flows — Years Ended March 31, 2020, 2019 and 2018	63

Notes to Consolidated Financial Statements	65

(2) The following supplementary financial statement schedule of NextGen Healthcare, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts — Years Ended March 31, 2020, 2019 and 2018	94

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	51

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	11-Jan-96

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	14-Jun-05

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	11-Oct-05

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	6-Mar-06

3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	6-Oct-11

3.6	Restated Articles of Incorporation of NextGen Healthcare, Inc., filed with the Secretary of State of California effective September 6, 2018		8-K	3.1	10-Sep-18

3.7	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	31-Oct-08

3.8	Amended and Restated Bylaws of NextGen Healthcare, Inc., effective September 6, 2018		8-K	3.2	10-Sep-18

10.1	Agreement and Plan of Merger, dated September 6, 2018, to change the name of Quality Systems, Inc. to NextGen Healthcare, Inc.		8-K	2.1	10-Sep-18

10.2	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	30-Oct-15

10.3	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	12-Apr-17

10.4	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis		8-K	2.1	1-Aug-17

10.5	Agreement and Plan of Merger, dated November 12, 2019, by and among NextGen Healthcare, Inc., Renegade Merger Sub, Inc., MedFusion, Inc., and Project Renegade LLC, as the Equityholders Representative		8-K	2.1	18-Nov-19

10.6	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	29-Jan-16

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.7	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		8-K	10.1	4-Apr-18

10.8*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	1-Jul-11

10.9*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	5-Jun-07

10.10*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	5-Jun-07

10.11*	Form of Outside Director's Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.1	15-Aug-11

10.12*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.2	28-May-13

10.13*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		10-K	10.17	29-May-14

10.14*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program		8-K	10.2	2-Feb-10

10.15*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	14-Aug-15

10.16*	Quality Systems, Inc. Amended 2015 Equity Incentive Plan		8-K	10.1	23-Aug-17

10.17*	NextGen Healthcare, Inc. 2015 Equity Incentive Plan, as amended		8-K	10.2	16-Aug-19

10.18*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	14-Aug-15

10.19*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	14-Aug-15

10.20*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	14-Aug-15

10.21*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.3	16-Aug-19

10.22*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.4	16-Aug-19

10.23*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equtiy Incentive Plan, as amended.		8-K	10.5	16-Aug-19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.24*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	3-Jan-17

10.25*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	3-Jan-17

10.26*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	27-Jun-14

10.27*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	4-Jun-15

10.28	Executive Employment Agreement Addendum, dated as of January 22, 2019, between NextGen Healthcare, Inc. and John R. Frantz		8-K	10.1	23-Jan-19

10.29*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	28-Jan-16

10.30*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	18-Feb-16

10.31*	Employment Offer Letter, dated February 16, 2016, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	1-Dec-17

10.32*	Separation Agreement, dated as of January 21, 2019, between NextGen Healthcare, Inc. and Scott Bostick		8-K	10.2	23-Jan-19

10.33*	NextGen Healthcare, Inc, FY2020 Director Compensation Plan		8-K	10.1	16-Aug-19

10.34*	Form of Indemnification Agreement (Directors and Officers)		8-K	10.1	28-Jan-13

10.35*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	30-May-13

10.36*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	17-Jul-13

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, has been formatted in Inline XBRL.

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)

By:	/s/ David Ahmadzai
David Ahmadzai Chief Accounting Officer (Principal Accounting Officer)

Date: June 1, 2020

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints John R. Frantz, James R. Arnold, Jr., and David Ahmadzai, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	June 1, 2020
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	June 1, 2020
Craig A. Barbarosh

/s/ John R. Frantz	Chief Executive Officer (Principal Executive Officer) and Director	June 1, 2020
John R. Frantz

/s/ James R. Arnold, Jr.	Chief Financial Officer (Principal Financial Officer)	June 1, 2020
James R. Arnold, Jr.

/s/ David Ahmadzai	Chief Accounting Officer (Principal Accounting Officer)	June 1, 2020
David Ahmadzai

/s/ George H. Bristol	Director	June 1, 2020
George H. Bristol

/s/ Julie D. Klapstein	Director	June 1, 2020
Julie D. Klapstein

/s/ James C. Malone	Director	June 1, 2020
James C. Malone

/s/ Morris Panner	Director	June 1, 2020
Morris Panner

/s/ Sheldon Razin	Chairman Emeritus and Director	June 1, 2020
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	June 1, 2020
Lance E. Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NextGen Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NextGen Healthcare, Inc. and its subsidiaries (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity, and of cash flows for each of the three years in the period ended March 31, 2020, including the related notes and financial statement schedule listed in the index appearing under item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Topaz, Medfusion and OTTO from its assessment of internal control over financial reporting as of March 31, 2020 because they were acquired by the Company in purchase business combinations during the year ended March 31,

2020. We have also excluded Topaz, Medfusion and OTTO from our audit of internal control over financial reporting. Topaz, Medfusion and OTTO are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% and less than 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Customer Contracts with Multiple Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company recorded total revenues of $540 million for the year ended March 31, 2020. The Company’s contracts with customers may include multiple performance obligations that consist of various combinations of software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations. The total transaction price is allocated to each performance obligation within a contract based on estimated standalone selling prices. Standalone selling prices are generally determined based on the prices charged to customers, except for certain software licenses that are based on the residual approach because their standalone selling prices are highly variable and certain maintenance customers that are based on substantive renewal rates.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically customer contracts with multiple performance obligations, is a critical audit matter are there was significant judgment by management in identifying distinct performance obligations for each contract and in determining the amount to be allocated to each performance obligation. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to whether management appropriately (i) identified all performance obligations and (ii) allocated the transaction price to each performance obligation within the contract.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to management’s identification of performance obligations, determination of the estimated standalone selling price, and allocation of transaction price. These procedures also included, among others, reviewing contracts with customers for a sample of contracts and i) testing management’s identification of distinct performance obligations in its contracts with customers, ii) testing management’s estimate of standalone selling prices and (iii) testing management’s allocation of transaction price to the performance obligations.

Acquisition of Medfusion, Inc.

As described in Notes 2 and 6 to the consolidated financial statements, in December 2019, the Company completed its acquisition of Medfusion, Inc. for net consideration of $43 million, which resulted in $21 million of intangible assets being recorded. Management allocated the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date using multiple valuation approaches depending on the type and nature of the tangible or intangible asset acquired or liability assumed, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. The purchase price allocation methodology contains uncertainties as it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets and goodwill. As disclosed by management, the process for estimating fair values in many cases requires the use of significant estimates, assumptions, and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates.

The principal considerations for our determination that performing procedures relating to the acquisition of Medfusion, Inc. is a critical audit matter are there was significant judgment by management when developing the estimated fair value of acquired intangible assets. This in turn led to significant auditor judgment and subjectivity in performing procedures relating to the valuation of acquired intangible assets and significant audit effort was necessary in evaluating the significant assumptions relating to the estimate, including the timing and amounts of future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls (i) relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and (ii) over development of the assumptions related to the valuation of the intangible assets, including the timing and estimates of future cash flows. These procedures also included, among others, reading the purchase agreement, testing management’s process for estimating the fair value of intangible assets and testing management’s cash flow projections used to develop the estimate of the fair value of the intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the timing and estimates of future cash flows. Evaluating the reasonableness of the timing and estimates of future cash flows involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods used and the reasonableness of certain significant assumptions.

/s/ PricewaterhouseCoopers LLP

Irvine, California

June 1, 2020

We have served as the Company’s auditor since 2009.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$138,012	$33,079
Restricted cash and cash equivalents	2,307	1,443
Accounts receivable, net	80,006	87,459
Contract assets	12,529	13,242
Income taxes receivable	856	3,682
Prepaid expenses and other current assets	26,305	20,946
Total current assets	260,015	159,851
Equipment and improvements, net	19,836	21,404
Capitalized software costs, net	37,004	37,855
Operating lease assets	31,004	—
Deferred income taxes, net	10,620	6,194
Contract assets, net of current	3,007	3,747
Intangibles, net	57,809	52,595
Goodwill	267,165	218,771
Other assets	33,656	32,478
Total assets	$720,116	$532,895
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,521	$5,432
Contract liabilities	56,786	56,009
Accrued compensation and related benefits	23,792	25,663
Income taxes payable	148	64
Operating lease liabilities	10,619	—
Other current liabilities	41,352	41,064
Total current liabilities	143,218	128,232
Deferred compensation	5,300	5,905
Line of credit	129,000	11,000
Operating lease liabilities, net of current	38,823	—
Other noncurrent liabilities	3,281	11,812
Total liabilities	319,622	156,949
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 66,134 and 64,838 shares at March 31, 2020 and March 31, 2019, respectively	661	648
Additional paid-in capital	282,857	264,908
Accumulated other comprehensive loss	(2,143)	(1,231)
Retained earnings	119,119	111,621
Total shareholders' equity	400,494	375,946
Total liabilities and shareholders' equity	$720,116	$532,895

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2020	2019	2018
Revenues:
Recurring	$489,313	$473,921	$476,214
Software, hardware, and other non-recurring	50,926	55,252	54,805
Total revenues	540,239	529,173	531,019
Cost of revenue:
Recurring	205,057	191,496	194,360
Software, hardware, and other non-recurring	26,904	26,711	25,085
Amortization of capitalized software costs and acquired intangible assets	35,478	28,490	22,090
Total cost of revenue	267,439	246,697	241,535
Gross profit	272,800	282,476	289,484
Operating expenses:
Selling, general and administrative	165,174	164,879	193,226
Research and development costs, net	83,295	80,994	81,259
Amortization of acquired intangible assets	4,143	4,344	7,810
Impairment of assets	12,571	—	3,757
Restructuring costs	2,505	640	611
Total operating expenses	267,688	250,857	286,663
Income from operations	5,112	31,619	2,821
Interest income	256	216	55
Interest expense	(1,955)	(2,814)	(3,323)
Other income, net	846	267	37
Income before provision for (benefit of) income taxes	4,259	29,288	(410)
Provision for (benefit of) income taxes	(3,239)	4,794	(2,830)
Net income	$7,498	$24,494	$2,420
Other comprehensive income:
Foreign currency translation, net of tax	(912)	(831)	(42)
Comprehensive income	$6,586	$23,663	$2,378
Net income per share:
Basic	$0.11	$0.38	$0.04
Diluted	$0.11	$0.38	$0.04
Weighted-average shares outstanding:
Basic	65,474	64,417	63,435
Diluted	65,612	64,600	63,440

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2017	62,455	625	228,549	76,227	(358)	305,043
Common stock issued under stock plans, net of shares withheld for taxes	1,540	15	3,818	—	—	3,833
Stock-based compensation	—	—	12,196	—	—	12,196
Cumulative effect adjustment related to the adoption of ASU 2016-09			(101)	61	—	(40)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(42)	(42)
Net income	—	—	—	2,420	—	2,420
Balance, March 31, 2018	63,995	640	244,462	78,708	(400)	323,410
Common stock issued under stock plans, net of shares withheld for taxes	843	8	4,344	—	—	4,352
Stock-based compensation	—	—	16,102	—	—	16,102
Cumulative effect adjustment related to the adoption of ASC 606	—	—	—	8,419	—	8,419
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(831)	(831)
Net income	—	—	—	24,494	—	24,494
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	1,296	13	(1,745)	—	—	(1,732)
Stock-based compensation	—	—	19,694	—	—	19,694
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(912)	(912)
Net income	—	—	—	7,498	—	7,498
Balance, March 31, 2020	66,134	$661	$282,857	$119,119	$(2,143)	$400,494

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$7,498	$24,494	$2,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	17,085	11,338	6,518
Amortization of debt issuance costs	710	710	1,610
Amortization of other intangibles	22,536	21,496	23,380
Change in fair value of contingent consideration	(950)	1,000	—
Deferred income taxes	(5,379)	245	312
Depreciation	8,172	10,298	10,498
Excess tax deficiency (benefit) from share-based compensation	(53)	(365)	328
Impairment of assets	12,571	—	3,757
Loss on disposal of equipment and improvements	41	194	169
Non-cash operating lease costs	8,108	—	—
Provision for bad debts	3,367	5,644	5,913
Share-based compensation	19,694	16,102	12,297
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	4,937	(6,178)	(5,409)
Contract assets	1,458	(812)	—
Accounts payable	3,330	1,070	(1,232)
Contract liabilities	(133)	(4,131)	847
Accrued compensation and related benefits	(2,419)	(2,992)	2,228
Income taxes	2,454	4,049	(8,530)
Deferred compensation	(605)	(181)	(543)
Operating lease liabilities	(9,684)	—	—
Other assets and liabilities	(7,137)	(31,506)	19,480
Net cash provided by operating activities	85,601	50,475	74,043
Cash flows from investing activities:
Additions to capitalized software costs	(19,432)	(20,571)	(18,865)
Additions to equipment and improvements	(7,449)	(4,952)	(9,801)
Payments for acquisitions, net of cash acquired	(71,691)	—	(62,867)
Proceeds from over-funded corporate-owned life insurance policies	2,500	—	—
Net cash used in investing activities	(96,072)	(25,523)	(91,533)
Cash flows from financing activities:
Proceeds from line of credit	137,000	26,000	50,000
Repayments on line of credit	(19,000)	(52,000)	(28,000)
Payment of debt issuance costs	—	—	(1,105)
Payment of contingent consideration related to acquisitions	—	—	(18,817)
Proceeds from issuance of shares under employee plans	2,409	7,533	4,889
Payments for taxes related to net share settlement of equity awards	(4,141)	(3,181)	(848)
Net cash provided by (used in) financing activities	116,268	(21,648)	6,119
Net increase (decrease) in cash, cash equivalents, and restricted cash	105,797	3,304	(11,371)
Cash, cash equivalents, and restricted cash at beginning of period	34,522	31,218	42,589
Cash, cash equivalents, and restricted cash at end of period	$140,319	$34,522	$31,218

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,599	$1,570	$6,379
Cash refunds from income taxes	2,728	675	1,874
Cash paid for interest	1,266	1,819	1,953
Cash paid for amounts included in the measurement of operating lease liabilities	11,527	—	—
Operating lease assets obtained in exchange for operating lease liabilities	8,494	—	—
Non-cash additions to capitalized software	—	2,304	—
Accrued purchases of equipment and improvements	173	149	72

The accompanying notes are an integral part of these consolidated statements.

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

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

NextGen Healthcare has historically enhanced our solutions through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC ("Topaz") for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. (“Medfusion”) for its patient experience platform capabilities and, also in December 2019, we acquired OTTO Health, LLC (“OTTO”) for its integrated virtual care solutions. The integration of these acquired technologies have made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

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

Business Segments. We operated as one segment for the years ended March 31, 2020 and 2019. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

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

The extent to which COVID-19 impacts our business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2020 and through the date of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the year ended March 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

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

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. At March 31, 2020 and March 31, 2019, we had cash and cash equivalents of $138,012 and $33,079, respectively. We also had cash deposits held at United States banks and financial institutions at March 31, 2020 of which $137,319 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.

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

Reserves on Accounts Receivable. We maintain reserves for estimated potential sales returns and uncollectible accounts receivable. Accounts receivable are reported net of uncollectible accounts receivable on our consolidated balance sheets.

Our standard contracts generally do not contain provisions for clients to return products or services. However, we historically have accepted sales returns under limited circumstances. We estimate expected sales returns and other forms of variable consideration considering our customary business practice and contract-specific facts and circumstances, and we consider such estimated potential returns as variable consideration when allocating the transaction price to the extent it is probable that there will not be a significant reversal of cumulative revenue recognized.

Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from our clients’ inability to make required payments are established based on our assessment of the collectability of client accounts, including review of our historical experience of bad debt expense and the aging of our accounts receivable balances, net of specifically reserved accounts and amounts billed prior to revenue recognition. Specific reserves are based on our estimate of the probability of collection for certain accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the client receivable balances as well as external factors such as economic conditions that may affect a client’s ability to pay and review of major third-party credit-rating agencies, as needed. Accounts are written off as uncollectible only after we have expended extensive collection efforts.

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

Depreciation expense related to our equipment and improvements was $8,172, $10,298, and $10,498 for the years ended March 31, 2020, 2019, and 2018, respectively.

Capitalized Software Costs. Software development costs, consisting primarily of employee salaries and benefits and certain third party costs, incurred in the development of new software solutions and enhancements to existing software solutions for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, any additional software development costs are capitalized. Amortization of capitalized software is recorded on a straight-line basis over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.

We also incur costs related to the development of software applications for our internal-use and for the development of software-as-a-service ("SaaS") based solutions sold to our clients. The development costs of our SaaS-based solutions are considered internal-use for accounting purposes. Our internal-use capitalized development costs are stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets, which is typically three years. Application development stage costs generally include costs associated with internal-use software configuration, coding, installation and testing. Costs related to the preliminary project stage and post-implementation activities are expensed as incurred. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized, whereas costs incurred for maintenance and minor upgrades and enhancements are expensed as incurred. Capitalized software costs for the development of SaaS-based solutions are reported as capitalized software costs within our consolidated balance sheets and capitalized software costs for the development of our internal-use software applications are reported as equipment and improvements within our consolidated balance sheets.

We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If we determine that capitalized amounts are not recoverable based on the expected net cash flows to be generated from sales of the applicable software solutions, the amount by which the unamortized capitalized costs exceed the net realizable value is written off as a charge to earnings. The net realizable value is estimated as the expected future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. In addition to the assessment of net realizable value, we review and adjust the remaining estimated lives of our capitalized software costs, if necessary. We also perform a periodic review of our software solutions and dispose of fully amortized capitalized software costs after such products are determined to be no longer used by our clients.

Business Combinations. In accordance with the accounting for business combinations, we allocate the purchase price of the acquired business to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent our best estimate of fair value. The estimated fair value of the acquired tangible and intangible assets and liabilities assumed were determined using multiple valuation approaches depending on the type and nature of tangible or intangible asset acquired or liabilities assumed, including but not limited to the income approach, the excess earnings method and the relief from royalty method approach. The purchase price allocation methodology contains uncertainties as it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, intangible assets, goodwill, deferred revenue, and contingent consideration liabilities. We estimate the fair value of the contingent consideration liabilities, as needed, based on our projection of expected results and the estimated probability of achievement. The process to develop the estimate of fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.

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

Intangible Assets. Intangible assets consist of trade names, customer relationships, and software technology, all of which are associated with our acquisitions.

The intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 5 to 10 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. If the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, impairment is deemed to have occurred and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

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

Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $6,044, $8,226, and $9,073 for the years ended March 31, 2020, 2019, and 2018, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2020	2019	2018
Earnings per share — Basic:
Net income	$7,498	$24,494	$2,420
Weighted-average shares outstanding — Basic	65,474	64,417	63,435
Net income per common share — Basic	$0.11	$0.38	$0.04

Earnings per share — Diluted:
Net income	$7,498	$24,494	$2,420
Weighted-average shares outstanding	65,474	64,417	63,435
Effect of potentially dilutive securities	138	183	5
Weighted-average shares outstanding — Diluted	65,612	64,600	63,440
Net income per common share — Diluted	$0.11	$0.38	$0.04

The computation of diluted net income per share does not include 1,807, 1,963 and 2,984 options for the years ended March 31, 2020, 2019, and 2018, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the fiscal year ended March 31, 2020, 2019, and 2018:

	Fiscal Year Ended March 31,
	2020	2019	2018
Costs and expenses:
Cost of revenue	$2,051	$1,252	$938
Research and development costs	3,875	2,919	2,038
Selling, general and administrative	13,768	11,931	9,220
Total share-based compensation	19,694	16,102	12,196
Estimated income tax benefit	(4,726)	(3,859)	(4,125)
Decrease in net income	$14,968	$12,243	$8,071

Recently Adopted Accounting Pronouncements. Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) (“ASU 2016-02”), which was intended to improve financial reporting about leasing transactions. The new guidance requires lessees to recognize on their balance sheets the assets and liabilities for the rights and obligations created by leases and to disclose key information about the leasing arrangements. We have implemented the necessary changes to our policies, processes, and internal controls over financial reporting to meet the requirements under the new guidance related to identifying and measuring right-of-use assets and lease liabilities, including related disclosures.

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

Upon adoption of ASC 842, we recognized operating lease right-of-use assets of $38,784, operating lease liabilities of $8,873, and long-term operating lease liabilities of $42,114 on our consolidated balance sheet as of April 1, 2019, and corresponding reductions to other current liabilities of $2,342 and other noncurrent liabilities of $9,861 associated with previously recognized deferred rent and remaining lease obligations. There was no cumulative-effect adjustment required to retained earnings. The adoption of ASC 842 did not have a significant effect on our consolidated results of operations or cash flows. Comparative information in this Annual Report on Form 10-K has not been adjusted and continues to be reported under the previous lease accounting rules. Refer to Note 5 for additional details.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. ASU 2018-15 is effective for us in the first quarter of fiscal 2021, and we currently do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

The adjustments to reflect the cumulative effect of the changes to the balances of our previously reported consolidated balance sheet as of March 31, 2018 for the adoption of ASC 606 are summarized as follows:

	As Reported	ASC 606 Transition	Adjusted
	March 31, 2018	Adjustments	April 1, 2018
ASSETS
Accounts receivable, net	$84,962	$2,380	$87,342
Contract assets	—	13,446	13,446
Prepaid expenses and other current assets	17,360	(223)	17,137
Deferred income taxes, net	9,219	(2,884)	6,335
Contract assets, net of current	—	2,731	2,731
Other assets	18,795	6,679	25,474

LIABILITIES
Contract liabilities	54,079	4,174	58,253
Accrued compensation and related benefits	27,910	745	28,655
Other current liabilities	48,317	9,964	58,281
Contract liabilities, net of current	1,173	(1,173)	—

SHAREHOLDERS' EQUITY
Retained earnings	78,708	8,419	87,127

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

The impact of the adoption of ASC 606 on our consolidated balance sheet and consolidated statements of net income and comprehensive income for the year ended March 31, 2019, assuming that the previous revenue recognition guidance in ASC 605 had been in effect, is summarized as follows:

	March 31, 2019
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
ASSETS
Accounts receivable, net	$87,459	$1,220	$88,679
Contract assets	13,242	(13,242)	—
Income taxes receivable	3,682	409	4,091
Prepaid expenses and other current assets	20,946	692	21,638
Deferred income taxes, net	6,194	4,457	10,651
Contract assets, net of current	3,747	(3,747)	—
Other assets	32,478	(12,611)	19,867

LIABILITIES
Contract liabilities	56,009	(1,348)	54,661
Accrued compensation and related benefits	25,663	712	26,375
Other current liabilities	41,064	(7,838)	33,226
Contract liabilities, net of current	—	888	888

SHAREHOLDERS' EQUITY
Retained earnings	111,621	(15,236)	96,385

	Fiscal Year Ended March 31, 2019
	As reported under	Adjustments due to	As disclosed under
	ASC 606	adoption of ASC 606	ASC 605
Revenues:
Recurring	$473,921	$(430)	$473,491
Software, hardware, and other non-recurring	55,252	(1,448)	53,804
Total revenue	529,173	(1,878)	527,295
Total cost of revenue	246,697	159	246,856
Gross profit	282,476	(2,037)	280,439
Operating expenses:
Selling, general and administrative	164,879	6,762	171,641
Research and development costs, net	80,994	—	80,994
Amortization of acquired intangibles	4,344	—	4,344
Restructuring costs	640	—	640
Total operating expenses	250,857	6,762	257,619
Income from operations	31,619	(8,799)	22,820
Interest and other income, net	(2,331)	—	(2,331)
Income before provision for income taxes	29,288	(8,799)	20,489
Provision for income taxes	4,794	(1,982)	2,812
Net income	$24,494	$(6,817)	$17,677

As of March 31, 2019, the reported balances include the cumulative effect adjustments of adopting ASC 606.

Revenue Recognition and Performance Obligations

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, EDI, and other non-recurring services, including implementation, training, and consulting services. Our contracts with customers may include multiple performance obligations that consist of various combinations of our software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations.

The total transaction price is allocated to each performance obligation within a contract based on estimated standalone selling prices. We generally determine standalone selling prices based on the prices charged to customers, except for certain software licenses that are based on the residual approach because their standalone selling prices are highly variable and certain maintenance customers that are based on substantive renewal rates. In instances where standalone selling price is not sufficiently observable, such as RCM services and software licenses included in our RCM arrangements, we estimate standalone selling price utilizing an expected cost plus a margin approach. When standalone selling prices are not observable, significant judgment is required in estimating the standalone selling price for each performance obligation.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Fiscal Year Ended March 31,
	2020	2019	2018
Recurring revenues:
Subscription services	$127,602	$117,502	$106,325
Support and maintenance	158,619	160,798	163,805
Managed services	104,549	98,203	113,311
Electronic data interchange and data services	98,543	97,418	92,773
Total recurring revenues	489,313	473,921	476,214

Software, hardware, and other non-recurring revenues:
Software license and hardware	27,270	35,122	34,017
Other non-recurring services	23,656	20,130	20,788
Total software, hardware and other non-recurring revenues	50,926	55,252	54,805

Total revenues	$540,239	$529,173	$531,019

Recurring revenues consists of subscription services, support and maintenance, managed services, and EDI and data services. Software, hardware, and other non-recurring revenues consists of revenue from sales of software license and hardware and certain non-recurring services, such as implementation, training, and consulting performed for clients who use our products.

We generally recognize revenue for our most significant performance obligations as follows:

Subscription services. Performance obligations involving subscription services, which include annual libraries, are satisfied over time as the customer simultaneously receives and consumes the benefits of the services throughout the contract period. Our subscription services primarily include our software-as-a-service (“SaaS”) based offerings, such as our electronic health records and practice management, mobile, patient portal, and population health management solutions. Our SaaS-based offerings may include multiple goods and services, such as providing access to our technology-based solutions together with our managed cloud hosting services. These offerings are concurrently delivered with the same pattern of transfer to our customers and are accounted for as a single performance obligation because the technology-based solutions and other goods and services included within our overall SaaS-based offerings are each individually not capable of being distinct as the customer receives benefits based on the combined offering. Our annual libraries primarily consist of providing stand-ready access to certain content, knowledgebase, databases, and SaaS-based educational tools, which are frequently updated to meet the most current standards and requirements, to be utilized in conjunction with our core solutions. We recognize revenue related to these subscription services, including annual libraries, ratably over the respective noncancelable contract term.

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

Managed services. Managed services consist primarily of RCM and related services, but also includes our hosting services, which we refer to as managed cloud services, transcription services, patient pay services, and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgement is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints when appropriate whereby we include in the transaction price estimated variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are assessed at the contract level. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Our managed cloud services represent a single performance obligation to provide cloud hosting services to our customers and related revenue is recognized ratably over the respective noncancelable contract term. Performance obligations related to the transcription services, patient pay services, and other recurring services are satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $483,200 of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 50% over the next 12 months, and the remainder thereafter.

As of March 31, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $451,100, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 45% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the years ended March 31, 2020 and 2019, we recognized $70,779 and $65,847, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods.

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

Capitalized commissions costs were $24,590 as of March 31, 2020, of which $7,053 is classified as current and included as prepaid expenses and other current assets and $17,537 is classified as long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. Capitalized commissions costs were $19,597 as of March 31, 2019, of which $4,816 was classified as current and $14,781 was classified as long-term.

During the years ended March 31, 2020 and 2019, we recognized $8,006 and $6,292, respectively, of commissions expense. During the year ended March 31, 2018, we recognized $11,166 of commissions expense under ASC 605. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statement of comprehensive income.

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2020 and March 31, 2019:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$138,012	$138,012	$—	$—
Restricted cash and cash equivalents	2,307	2,307	—	—
	$140,319	$140,319	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,900	$—	$—	$1,900
	$1,900	$—	$—	$1,900

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$33,079	$33,079	$—	$—
Restricted cash and cash equivalents	1,443	1,443	—	—
	$34,522	$34,522	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,000	$—	$—	$1,000
	$1,000	$—	$—	$1,000

(1)	Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the year ended March 31, 2020:

Total Liabilities
Balance at March 31, 2018	$—
Fair value adjustments	1,000
Balance at March 31, 2019	$1,000
Acquisition (Note 6)	1,850
Fair value adjustments	(950)
Balance at March 31, 2020	$1,900

As of March 31, 2020, the contingent consideration liability balance was $1,900, which was related to the acquisition of Topaz Information Systems, LLC. As of March 31, 2019, the contingent consideration liability balance was $1,000, which was related to the acquisition of Inforth Technologies.

During the year ended March 31, 2020, we recorded a net benefit of $950 from fair value adjustments, of which a $1,000 benefit was related to the contingent consideration liability from the acquisition of Inforth Technologies and was based on actual earnout achievement through the end of the measurement period, resulting in zero expected earnout payments, and $50 was related to the accretion of the present value discount of the contingent consideration liability from the acquisition of Topaz Information Systems, LLC. Refer to Note 6 for additional details.

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

5. Leases

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

Right-of-use lease assets and corresponding lease liabilities are recognized at commencement date based on the present value of lease payments over the expected lease term. Since the interest rate implicit in our lease arrangements is not readily determinable, we determine an incremental borrowing rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the lease commencement date to determine the present value of future lease payments. Our lease terms may include options to extend or terminate the lease. Currently, it is not reasonably certain that we will exercise those options and therefore, we utilize the initial, noncancelable, lease term to calculate the lease assets and corresponding liabilities for all our leases. We have certain insignificant short-term leases with an initial term of twelve months or less that are not recorded in our consolidated balance sheets. Operating right-of-use lease assets are classified as operating lease assets on our consolidated balance sheets.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income. Total operating lease costs were $10,309, $8,174, and $7,551 for the years ended March 31, 2020, 2019, and 2018, respectively.

Components of operating lease costs are summarized as follows:

Fiscal Year Ended
March 31, 2020
Operating lease costs	$9,558
Short-term lease costs	102
Variable lease costs	827
Less: Sublease income	(178)
Total operating lease costs	$10,309

Supplemental cash flow information related to operating leases is summarized as follows:

Fiscal Year Ended
March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$11,527
Operating lease assets obtained in exchange for operating lease liabilities	8,494

As of March 31, 2020, our operating leases had a weighted average remaining lease term of 4.3 years and a weighted average discount rate of 4.2%. Future minimum aggregate lease payments under operating leases as of March 31, 2020 are summarized as follows:

For the year ended March 31,
2021	$12,590
2022	12,121
2023	11,504
2024	9,632
2025	7,285
Thereafter	1,785
Total future lease payments	54,917
Less interest	(5,475)
Total lease liabilities	$49,442

Future minimum lease payments (including interest) under non-cancelable operating leases as of March 31, 2019 are summarized as follows:

For the year ended March 31,
2020	$10,511
2021	10,701
2022	10,161
2023	9,660
2024	7,730
Thereafter	8,097
Total obligations and commitments	$56,860

During the year ended March 31, 2020, we recorded impairments of $9,373 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in North Canton, San Diego, Horsham, St. Louis, Irvine, Atlanta, Brentwood, and Phoenix, based on projected sublease rental income and estimated sublease commencement dates. Refer to Note 16 for additional information.

6. Business Combinations

Acquisitions During the Year Ended March 31, 2020

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

On December 6, 2019, we completed the acquisition of Medfusion, Inc. (“Medfusion”) pursuant to the Agreement and Plan of Merger, dated November 12, 2019. Headquartered in Cary, North Carolina, Medfusion provides software application services which enable healthcare providers to better serve its patients through enhanced communication. Services are delivered through a standard web browser and typically include features such as appointment scheduling, patient preregistration, prescription renewal, ask a clinician, website development, patient payment, and online bill payment. Medfusion is a portal and patient pay player with a focus on ambulatory services. The preliminary purchase price of Medfusion is summarized in the table below. The acquisition of Medfusion was funded by a combination of borrowings against our revolving credit agreement (see Note 10) and cash flows from operations.

On December 17, 2019, we completed the acquisition of OTTO Health, LLC (“OTTO”), pursuant to the Agreement and Plan of Merger, dated December 11, 2019. Based in Boulder, Colorado, OTTO is a telehealth platform that seamlessly integrates into EHR systems allowing providers to have video visits with their patients as part of their normal workflows. OTTO partners closely with EHR providers to create a streamlined user experience, while maintaining the EHR/PM system as the single source of truth. The preliminary purchase price of OTTO is summarized in the table below. The acquisition of OTTO was funded by a combination of borrowings against our revolving credit agreement (see Note 10) and cash flows from operations.

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

The total preliminary purchase price for the acquisitions of Topaz, Medfusion, and OTTO are summarized as follows:

	Topaz	Medfusion	OTTO
	Preliminary	Preliminary	Preliminary
	Purchase Price	Purchase Price	Purchase Price
Initial preliminary purchase price	$8,000	$43,000	$22,000
Settlement of pre-existing net liabilities	1,671	24	19
Fair value of contingent consideration	1,850	—	—
Preliminary working capital adjustment	(344)	(247)	(59)
Total preliminary purchase price	$11,177	$42,777	$21,960

Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$353	$204	$102
Accounts receivable	1,528	986	51
Prepaid expense and other assets	139	387	79
Equipment and improvements	194	434	—
Operating lease assets	534	—	—
Accounts payable	(224)	(1,360)	(2)
Accrued compensation and related benefits	(155)	(270)	(123)
Contract liabilities	(370)	(529)	(11)
Deferred income tax liability	—	(953)	—
Operating lease liabilities	(240)	—	—
Operating lease liabilities, net of current	(360)	—	—
Other liabilities	(102)	(496)	(26)
Total preliminary net tangible assets acquired and liabilities assumed	1,297	(1,597)	70
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	5,380	23,524	19,490
Software technology	4,500	13,800	2,400
Customer relationships	—	6,800	—
Trade names	—	250	—
Total preliminary identifiable intangible assets acquired	9,880	44,374	21,890
Total preliminary purchase price	$11,177	$42,777	$21,960

Under the provisions of the Topaz acquisition, we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to Topaz achieving certain operational targets through April 2021. The initial fair value of contingent consideration of $1,850 reflects an estimated earnout payment of $2,000 on a present value basis and was estimated based on the weighted probability of achieving the operational targets utilizing assumptions and inputs from Topaz management.  As of March 31, 2020, the fair value of the contingent consideration was $1,900 (see Note 4). Additionally, the preliminary purchase price of Topaz includes $1,671 for the settlement of pre-existing liabilities related to pre-acquisition amounts due for products and services previously purchased from us and recognized by Topaz as accounts payable. As a result of the acquisition, these accounts payable balances were effectively settled and accounted for as additional purchase consideration.

The software technology intangible assets acquired from Topaz will be amortized over 6 years.

In connection with the Medfusion acquisition, the acquired software technology intangible assets will be amortized over 6 years, acquired customer relationships intangible assets will be amortized over 10 years, and acquired trade names intangible assets will be amortized over 5 years. The weighted average amortization period for the acquired Medfusion intangible assets is 7.3 years.

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

Acquisitions During the Year Ended March 31, 2018

On January 31, 2018, we completed the acquisition of Inforth Technologies, LLC ("Inforth") pursuant to the Membership Interest Purchase Agreement, dated January 31, 2018. Headquartered in Traverse City, MI, Inforth was one of our premier clinical content and technical services partners specializing in comprehensive solutions for physician practices. The purchase price of Inforth totaled $4,337 and was funded by cash flows from operations. The acquisition of Inforth also included contingent consideration up to an additional $4,000 of cash in the form of an earnout, as amended and subject to Inforth achieving certain applicable bookings targets through March 31, 2020. The initial estimated fair value of the contingent consideration was zero based on a Monte Carlo-based valuation model that considered, among other assumptions and inputs, our estimate of projected Inforth applicable bookings. As of March 31, 2020, the fair value of the contingent consideration was zero, reflecting no expected earnout payments (see Note 4).

On August 16, 2017, we completed the acquisition of EagleDream Health, Inc. ("EagleDream") pursuant to the Agreement and Plan of Merger, dated July 31, 2017. Headquartered in Rochester, NY, EagleDream provides cloud-based analytics that drives meaningful insight across clinical, financial and administrative data to optimize practice performance. The purchase price of EagleDream totaled $25,609, which included certain working capital and other customary adjustments, and was partially funded by a draw against our revolving credit agreement (see Note 10).

On April 14, 2017, we completed our acquisition of Entrada, Inc. ("Entrada") pursuant to the terms of the Agreement and Plan of Merger, dated April 11, 2017. Based in Nashville, TN, Entrada is a leading provider of cloud-based solutions that are reshaping the way care is delivered by leveraging the power of mobile whenever and wherever care happens. Entrada’s best-in-class mobile application integrates with multiple clinical platforms and all major electronic health record systems. Entrada enables organizations to maximize their existing technology investments while simultaneously enhancing physician and staff productivity. The acquisition of Entrada and its cloud-based, mobile application is part of our commitment to deliver systematic solutions that meet its clients' transforming work requirements to become increasingly nimble and mobile. The purchase price of Entrada totaled $33,958, which included certain working capital and other customary adjustments and was primarily funded by a draw against our revolving credit agreement (see Note 10).

We accounted for the acquisitions noted above as business combinations using the acquisition method of accounting. The purchase price allocations of the Inforth, EagleDream, and Entrada acquisitions are considered final.

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

The final purchase price for the acquisitions of Inforth, EagleDream, and Entrada are summarized as follows:

	Inforth	EagleDream	Entrada
Initial purchase price	$4,000	$26,000	$34,000
Settlement of pre-existing net liabilities	337	—	—
Working capital adjustment and other adjustments	—	(391)	(42)
Total purchase price	$4,337	$25,609	$33,958

Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$25	$573	$102
Accounts receivable	6	217	1,836
Prepaid expense and other assets	—	20	145
Equipment and improvements	—	—	163
Capitalized software costs	—	—	364
Deferred income tax asset	—	—	117
Accounts payable	—	(115)	(639)
Accrued compensation and related benefits	(49)	(691)	(120)
Contract liabilities	—	(394)	(234)
Deferred income tax liability	—	(1,707)	—
Other liabilities	(22)	(122)	(444)
Total net tangible assets acquired and liabilities assumed	(40)	(2,219)	1,290
Fair value of identifiable intangible assets acquired:
Goodwill	1,177	14,428	17,268
Software technology	3,200	12,800	10,500
Customer relationships	—	600	3,300
Trade names	—	—	1,600
Total identifiable intangible assets acquired	4,377	27,828	32,668
Total purchase price	$4,337	$25,609	$33,958

The software technology intangible assets acquired from Inforth will amortized over 5 years. The customer relationships and software technology intangible assets acquired from EagleDream will be amortized over 8 years and 5 years, respectively. The weighted average amortization period for the acquired EagleDream intangible assets is 5.1 years. The customer relationships, trade names, and software technology intangible assets acquired from Entrada will being amortized over 10 years, 5 years, and 5 years, respectively. The weighted average amortization period for the acquired Entrada intangible assets is 6.1 years.

The revenues, earnings, and pro forma effects of the Inforth, EagleDream, and Entrada acquisitions would not have been material to our results of operations, individually and in aggregate, and are therefore not presented.

7. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. Based on our qualitative assessment for the current fiscal year, we have determined that there was no impairment to our goodwill as of June 30, 2019. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired.

During the years ended March 31, 2020 and March 31, 2019, we did not identify any events or circumstances that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of March 31, 2020 was $267,165. The carrying amount of goodwill as of March 31, 2019 was $218,771.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2020
	Customer		Software
	Relationships	Trade Names	Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(21,951)	(17)	(73,373)	(95,341)
Net intangible assets	$17,249	$233	$40,327	$57,809

		March 31, 2019
		Customer	Software
		Relationships	Technology	Total
Gross carrying amount		$54,450	$94,310	$148,760
Accumulated amortization		(39,875)	(56,290)	(96,165)
Net intangible assets		$14,575	$38,020	$52,595

Amortization expense related to customer relationships and trade names recorded as operating expenses in the consolidated statements of net income and comprehensive income was $4,143, $4,344, and $$7,810 for the years ended March 31, 2020, 2019 and 2018, respectively. Amortization expense related to software technology recorded as cost of revenue was $18,393, $17,152, and $15,570 for the years ended March 31, 2020, 2019, and 2018, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2020:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2021	$4,449	$16,661	$21,110
2022	3,525	8,873	12,398
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026 and beyond	2,563	2,493	5,056
Total	$17,482	$40,327	$57,809

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	March 31, 2020	March 31, 2019
Gross carrying amount	$75,212	$59,782
Accumulated amortization	(38,208)	(21,927)
Net capitalized software costs	$37,004	$37,855

During the year ended March 31, 2020, we recorded $3,198 of impairments related to the write down of previously capitalized software development costs for certain technology that will no longer be utilized in any future software solutions. During the year ended March 31, 2019, we retired $13,453  of fully amortized capitalized software costs that are no longer being utilized by our client base. Amortization expense related to capitalized software costs was $17,085, $11,338, and $6,518 for the years ended March 31, 2020, 2019, and 2018, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2020. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2021	$22,000
2022	10,300
2023	4,500
2024	204
Total	$37,004

10. Line of Credit

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

The revolving loans under the Credit Agreement are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, subordinated indebtedness and amendments to subordinated indebtedness documents and sale and leaseback transactions. The Credit Agreement also requires us to maintain (1) a maximum net leverage ratio of 3.00 to 1.00 and (2) a minimum fixed charge coverage ratio of 3.00 to 1.00 at the end of each fiscal quarter through the term of the loan. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2020.

As of March 31, 2020, we had $129,000 in outstanding loans and $171,000 of unused credit under the Credit Agreement. As of March 31, 2019, we had $11,000 in outstanding loans and $289,000 of unused credit under the Original Credit Agreement. The interest rates as of March 31, 2020 and 2019 was approximately 2.3% and 4.0%, respectively.

During the years ended March 31, 2020, 2019, and 2018, we recorded $1,274, $2,055, and $1,812 of interest expense (excluding amortization of deferred debt issuance costs), respectively, and the weighted average interest rates were approximately 2.4%, 3.7%, and 2.8% respectively.

As of March 31, 2020 and 2019, total unamortized debt issuance costs were $2,124 and $2,834, respectively. Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. During the years ended March 31, 2020, 2019, and 2018, we recorded $710, $710, and $1,610, respectively, in amortization of deferred debt issuance costs.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$138,012	$33,079
Restricted cash and cash equivalents	2,307	1,443
Cash, cash equivalents, and restricted cash	$140,319	$34,522

Accounts receivable includes billed amounts where the right to receive payment is unconditional and only subject to the passage of time. Undelivered products and services are included as a component of the contract liabilities balance on the accompanying consolidated balance sheets.

	March 31, 2020	March 31, 2019
Accounts receivable, gross	$83,555	$93,513
Allowance for doubtful accounts	(3,549)	(6,054)
Accounts receivable, net	$80,006	$87,459

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2020	March 31, 2019
Prepaid expenses	$18,025	$15,548
Capitalized commissions costs	7,053	4,816
Other current assets	1,227	582
Prepaid expenses and other current assets	$26,305	$20,946

Equipment and improvements are summarized as follows:

	March 31, 2020	March 31, 2019
Computer equipment	$34,756	$28,923
Internal-use software	17,796	17,084
Furniture and fixtures	12,477	11,660
Leasehold improvements	13,681	15,150
Equipment and improvements, gross	78,710	72,817
Accumulated depreciation and amortization	(58,874)	(51,413)
Equipment and improvements, net	$19,836	$21,404

Other assets are summarized as follows:

	March 31, 2020	March 31, 2019
Capitalized commission costs	$17,537	$14,781
Deposits	6,074	5,318
Debt issuance costs	2,124	2,834
Other noncurrent assets	7,921	9,545
Other assets	$33,656	$32,478

Accrued compensation and related benefits are summarized as follows:

	March 31, 2020	March 31, 2019
Accrued vacation	$10,469	$9,893
Accrued bonus	10,396	11,598
Accrued commissions	2,087	3,418
Accrued payroll	840	754
Accrued compensation and related benefits	$23,792	$25,663

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2020	March 31, 2019
Sales returns reserves and other customer liabilities	$6,395	$7,838
Accrued hosting costs	4,652	4,674
Customer credit balances and deposits	4,260	3,988
Accrued EDI expense	3,511	2,037
Accrued royalties	3,113	3,090
Accrued employee benefits and withholdings	3,002	2,426
Accrued consulting and outside services	2,520	3,874
Accrued outsourcing costs	2,378	2,128
Care services liabilities	2,307	1,443
Accrued legal expense	2,119	699
Accrued self insurance expense	2,054	2,225
Sales tax payable	1,222	509
Contingent consideration related to acquisitions	—	1,000
Deferred rent and related lease obligations	—	2,196
Other accrued expenses	3,819	2,937
Other current liabilities	$41,352	$41,064

Contingent consideration related to acquisitions	$1,900	$—
Uncertain tax positions	1,203	1,677
Deferred rent and related lease obligations	—	9,927
Other liabilities	178	208
Other noncurrent liabilities	$3,281	$11,812

12. Income Taxes

The provision for (benefit of) income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2020	2019	2018
Current:
Federal taxes	$408	$1,159	$(2,788)
State taxes	858	(238)	(1,073)
Foreign taxes	874	744	678
Total current taxes	2,140	1,665	(3,183)
Deferred:
Federal taxes	$(3,578)	$3,752	$2,949
State taxes	(1,682)	(428)	(2,510)
Foreign taxes	(119)	(195)	(86)
Total deferred taxes	(5,379)	3,129	353
Provision for (benefit of) income taxes	$(3,239)	$4,794	$(2,830)

The provision for (benefit of) income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Tax expense at United States federal statutory rate (1)	$895	$6,150	$(129)
Items affecting federal income tax rate:
Research and development tax credits	(4,705)	(4,647)	(4,179)
Return to provision true-ups	(1,868)	(149)	(2,229)
Impact of foreign operations	(683)	(304)	(365)
Impact of audit settlements	(61)	967	428
Impact of valuation allowance	(49)	(33)	(101)
Qualified production activities income deduction	—	—	(4)
Foreign transition tax - Tax Reform	—	210	1,381
Revaluation of deferred tax balances - Tax Reform	—	231	2,328
Impact of amended returns	67	391	196
Compensation	125	(169)	620
Impact of deferred adjustments	159	132	415
Acquisition expenses	229	(2)	304
State income taxes	687	1,502	1,291
Non-deductible expenses	903	140	98
Impact of uncertain tax positions	1,062	375	(2,884)
Provision for (benefit of) income taxes	$(3,239)	$4,794	$(2,830)

(1)	Federal statutory rate was 21.0%, 21.0% and 31.5% for March 31, 2020, 2019 and 2018, respectively.

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2020	March 31, 2019
Deferred tax assets:
Compensation and benefits	$11,966	$10,707
Operating lease liabilities	11,430	—
Deferred revenue	10,546	7,171
Research and development credit	9,643	10,089
Net operating losses	8,812	5,320
Allowance for doubtful accounts	1,819	2,156
Foreign deferred taxes	1,574	1,455
Deferred rent	—	3,143
Other	—	690
Total deferred tax assets	55,790	40,731
Deferred tax liabilities:
Intangibles assets	$(12,477)	$(15,806)
Capitalized software	(9,931)	(4,900)
Prepaid expense	(7,842)	(6,407)
Operating right-of-use assets	(6,667)	—
Accelerated depreciation	(1,405)	(1,606)
Accounts receivable	(1,251)	(2,255)
Other	(145)	—
Total deferred tax liabilities	(39,718)	(30,974)
Valuation allowance	(5,452)	(3,563)
Deferred tax assets, net	$10,620	$6,194

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.

As of March 31, 2020 and 2019, we had federal net operating loss (“NOL”) carryforwards of $24,216 and $17,419, respectively. The federal NOL carryforwards were inherited in connection with our acquisitions of HealthFusion in January 2016, Gennius in March 2015, Entrada in April 2017, EagleDream in August 2017, and Medfusion in December 2019. The NOL carryforwards expire in various amounts starting in fiscal 2030 for both federal and state tax purposes. As of March 31, 2020, we had state NOL carryforwards of approximately $3,727 (tax effected), related to the HealthFusion, Entrada, EagleDream, and Medfusion acquisitions state NOL tax attribute. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

As of March 31, 2020 and 2019, the research and development tax credit carryforward available to offset future federal and state taxes was $12,399 and $11,072, respectively. The federal credits include credits inherited in connection with our acquisition of Medfusion in December 2019. The credits expire in various amounts starting in fiscal 2021.

We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and NOL carryforwards for which we have recorded a valuation allowance.

Notwithstanding the United States taxation of the deemed repatriated foreign earnings as a result of the one-time Transition Tax, we intend to continue investing these earnings indefinitely outside of the United States. If we determine that all or a portion of our foreign earnings are no longer to be indefinitely reinvested, we may be subject to additional foreign withholding taxes and state income taxes in the United States beyond the Tax Reform’s one-time Transition Tax. In the event that we distribute the foreign earnings to the United States, we will incur and record foreign withholding related taxes and U.S. state taxes of approximately $2,600 and $500, respectively.

The Taxation Laws (Amendment) Act, 2019 was enacted on December 12, 2019 to lower corporate tax rates in India. We opted not to elect for the reduced tax rate for various factors for the year ended March 31, 2020.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in our consolidated balance sheet, is as follows:

Balance as of March 31, 2018	$2,419
Additions for prior year tax positions	1,405
Reductions for prior year tax positions	(930)
Balance as of March 31, 2019	2,894
Additions for prior year tax positions	1,372
Additions for current year tax positions	781
Reductions for prior year tax positions	(855)
Balance as of March 31, 2020	$4,192

During the year ended March 31, 2020, we recorded additional net liabilities of $1,298 related to various federal and state tax planning benefits recorded in the current year for prior year tax positions. If recognized, the total amount of unrecognized tax benefit that would decrease the income tax provision is $4,192.

Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of net income and comprehensive income. We had approximately $174 and $209 of accrued interest related to income tax matters as of March 31, 2020 and 2019, respectively. We recognized interest income of $35 for the year ended March 31, 2020 and interest expense of $19, and $86 in the years ended March 31, 2019 and 2018, respectively, related to income tax matters in the consolidated statements of net income and comprehensive income. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.

We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2016. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2015. During fiscal year ended March 31, 2020, our income tax examination by the Internal Revenue Service was formally completed for the tax years March 31, 2014 through March 31, 2016. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. As the enactment dates of this law was prior to the end of our reporting period, we have considered the applicable tax law changes in our current and deferred income tax expense as of March 31, 2020. We will continue analyzing the applications of the CARES Act and include the material impact to future income tax provisions, if applicable.

13. Employee Benefit Plans

We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the Internal Revenue Service limit per year based on the Internal Revenue Code. The annual contribution is determined by a formula set by our Board of Directors ("Board") and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board. Net contributions of $4,658, $5,206 and $4,205 were made by the Company to the 401(k) plan for the years ended March 31, 2020, 2019, and 2018, respectively.

We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $5,300 and $5,905 at March 31, 2020 and 2019, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $7,029 and $9,546 at March 31, 2020 and 2019, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $74, $71 and $66 to the Deferral Plan for the years ended March 31, 2020, 2019, and 2018, respectively.

14. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2020, there were 227,020 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Equity, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of March 31, 2020, there were 2,774,330 outstanding options, 2,312,779 outstanding shares of restricted stock awards, 23,186 outstanding shares of performance stock awards, and 6,884,156 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the years ended March 31, 2020, 2019, and 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2017	2,885,415	$15.41	6.2	$3,150
Granted	1,479,000	$14.56	7.5
Exercised	(216,405)	$16.62	5.8	$119
Forfeited/Canceled	(477,840)	$18.90	3.1
Outstanding, March 31, 2018	3,670,170	$15.51	6.2	$766
Granted	326,130	$16.40	6.8
Exercised	(375,645)	$15.49	4.7	$1,589
Forfeited/Canceled	(451,730)	$18.00	4.9
Expired	(2,400)	$28.15
Outstanding, March 31, 2019	3,166,525	$15.36	5.5	$7,040
Exercised	(55,325)	$15.87	4.3	$138
Forfeited/Canceled	(75,450)	$23.38	1.5
Expired	(34,400)	$43.04
Outstanding, March 31, 2020	3,001,350	$14.83	4.7	$—
Vested and expected to vest, March 31, 2020	2,825,186	$14.83	4.6	$—
Exercisable, March 31, 2020	1,909,678	$14.83	4.3	$—

Share-based compensation expense related to stock options was $3,826, $3,936, and $2,953 for the years ended March 31, 2020, 2019, and 2018, respectively.

There were no stock options granted during the year ended March 31, 2020. During the years ended March 31, 2019 and 2018, we granted total stock options of 326,130 and 1,479,000, respectively, to purchase shares of common stock under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below.

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

We utilize the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018
Expected term	6.1 - 6.3 years	5.6 - 6.1 years
Expected volatility	34.6% - 36.8%	37.0% - 37.7%
Expected dividends	0.0%	0.0%
Risk-free rate	2.8% - 3.1%	1.9% - 2.2%

The weighted-average grant date fair value of stock options granted during the years ended March 31, 2019 and 2018 was $7.18 and $5.59 per share, respectively.

Non-vested stock option award activity during the years ended March 31, 2020, 2019, and 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2017	2,073,295	$5.09
Granted	1,479,000	5.59
Vested	(621,440)	4.92
Forfeited/Canceled	(273,850)	4.57
Outstanding, March 31, 2018	2,657,005	$5.18
Granted	326,130	7.18
Vested	(778,900)	5.12
Forfeited/Canceled	(358,380)	5.36
Outstanding, March 31, 2019	1,845,855	$5.52
Vested	(745,033)	5.29
Forfeited/Canceled	(9,150)	6.42
Outstanding, March 31, 2020	1,091,672	$5.67

As of March 31, 2020, $4,191 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.4 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the years ended March 31, 2020, 2019, and 2018 was $3,940, $3,985, and $3,059, respectively.

Restricted stock awards activity during the years ended March 31, 2020, 2019, and 2018 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2017	902,948	$12.92
Granted	1,424,441	15.00
Vested	(386,226)	14.26
Canceled	(120,253)	14.29
Outstanding, March 31, 2018	1,820,910	$14.52
Granted	885,845	18.14
Vested	(642,695)	14.63
Canceled	(348,102)	14.79
Outstanding, March 31, 2019	1,715,958	$16.29
Granted	1,529,831	16.93
Vested	(764,290)	16.05
Canceled	(168,719)	17.06
Outstanding, March 31, 2020	2,312,780	$16.74

Share-based compensation expense related to restricted stock awards was $14,706, $10,875, and $8,536 for the years ended March 31, 2020, 2019, and 2018, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of March 31, 2020, $28,225 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 23,186 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong stock price performance. Share-based compensation expense related to the performance stock awards was $246 for the year ended March 31, 2020.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards was $123 and $534 for the years ended March 31, 2020 and 2019, respectively.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 50% and 150% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $309 for the year ended March 31, 2020.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of March 31, 2020, we have issued 586,102 shares under the Purchase Plan and 3,413,898 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $484, $481, and $362 for the years ended March 31, 2020, 2019, and 2018, respectively.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki have dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case has returned to the trial court for resolution. A schedule for proceedings before the trial court has not yet been established. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this claim.

Shareholder Derivative Litigation

On September 28, 2017, a complaint was filed against our Company and certain of our current and former officers and directors in the United States District Court for the Central District of California, captioned Kusumam Koshy, derivatively on behalf of Quality Systems Inc. vs. Craig Barbarosh, George H. Bristol, James C. Malone, Peter M. Neupert, Morris Panner, D. Russell Pflueger, Steven T. Plochocki, Sheldon Razin, Lance E. Rosenzweig, Paul A. Holt, and Quality Systems, Inc., No. 8:17-cv-01694, by Kusumam Koshy, a purported shareholder of ours. The complaint alleges breach of fiduciary duties and abuse of control, as well as unjust enrichment and insider selling by individual directors arising out of the allegations described above under the caption “Hussein Litigation” and a related, now-settled, federal securities class action, as well as the Company’s adoption of revised indemnification agreements, and the resignation of certain officers of the Company. The complaint seeks restitution and disgorgement, court costs and attorneys’ fees, and enhanced corporate governance reforms and internal control procedures. On January 12, 2018, Defendants filed a motion to dismiss the derivative complaint. On July 25, 2018, the Court dismissed the complaint with prejudice. On August 24, 2018, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Briefing was completed in May 2019 and a hearing on the appeal was held on December 12, 2019. On December 19, 2019, the Ninth Circuit affirmed the District Court’s dismissal in its entirety. The time within which the plaintiff could file a petition for writ of certiorari to the Supreme Court has expired so this matter is now concluded.

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

16. Restructuring Plan

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $2,505 of restructuring costs in the year ended March 31, 2020 within operating expenses in our consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs have been substantially paid as of March 31, 2020.

In connection with the restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $9,373 in the year ended March 31, 2020 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in North Canton, San Diego, Horsham, St. Louis, Irvine, Atlanta, Brentwood, and Phoenix, based on projected sublease rental income and estimated sublease commencement dates. We are actively marketing each of these vacated locations for sublease. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

During the years ended March 31, 2019 and 2018, we recorded $640 and $611, respectively, of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations for vacated properties associated with our prior restructuring plan. The restructuring costs were comprised of facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, Costa Mesa, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. As of March 31, 2019, the remaining lease obligation, net of estimated projected sublease rentals, was $1,762.

Refer to Note 5 for estimated timing of payments related to remaining lease obligations.

17. Selected Quarterly Operating Results (unaudited)

The following table presents quarterly unaudited consolidated financial information for the eight quarters preceding March 31, 2020. Such information is presented on the same basis as the annual information presented in the accompanying consolidated financial statements. In management’s opinion, this information reflects all adjustments that are necessary for a fair statement of the results for these periods.

	Quarter Ended
	3/31/20	12/31/19	9/30/19	6/30/19	3/31/19	12/31/18	9/30/18	6/30/18
Revenues:
Recurring	$124,490	$124,787	$120,589	$119,447	$120,151	$117,446	$116,317	$120,007
Software, hardware, and other non-recurring	11,892	12,953	13,667	12,414	14,634	13,421	14,004	13,193
Total revenues	136,382	137,740	134,256	131,861	134,785	130,867	130,321	133,200
Cost of revenue:
Recurring	51,992	52,197	50,328	50,540	48,174	47,997	47,172	48,153
Software, hardware, and other non-recurring	7,088	6,975	6,563	6,278	5,959	6,576	7,022	7,154
Amortization of capitalized software costs and acquired intangible assets	9,259	8,963	8,843	8,413	7,924	7,098	6,924	6,544
Total cost of revenue	68,339	68,135	65,734	65,231	62,057	61,671	61,118	61,851
Gross profit	68,043	69,605	68,522	66,630	72,728	69,196	69,203	71,349
Operating expenses:
Selling, general and administrative	43,159	42,841	39,046	40,128	44,710	41,304	34,229	44,636
Research and development costs, net	21,429	20,026	19,789	22,051	19,813	20,682	18,371	22,128
Amortization of acquired intangible assets	1,449	964	865	865	1,028	1,027	1,121	1,168
Impairment of assets	8,218	1,948	1,916	489	—	—	—	—
Restructuring costs	77	546	175	1,707	640	—	—	—
Total operating expenses	74,332	66,325	61,791	65,240	66,191	63,013	53,721	67,932
Income (loss) from operations	(6,289)	3,280	6,731	1,390	6,537	6,183	15,482	3,417
Interest income	111	30	36	79	103	44	40	29
Interest expense	(661)	(435)	(387)	(472)	(595)	(720)	(769)	(730)
Other income (expense), net	632	137	210	(133)	(117)	(227)	237	374
Income (loss) before provision for (benefit of) income taxes	(6,207)	3,012	6,590	864	5,928	5,280	14,990	3,090
Provision for (benefit of) income taxes	(1,965)	(1,403)	509	(380)	2,000	456	1,896	442
Net income (loss)	$(4,242)	$4,415	$6,081	$1,244	$3,928	$4,824	$13,094	$2,648
Net income (loss) per share:
Basic (1)	$(0.06)	$0.07	$0.09	$0.02	$0.06	$0.07	$0.20	$0.04
Diluted (1)	$(0.06)	$0.07	$0.09	$0.02	$0.06	$0.07	$0.20	$0.04
Weighted-average shares outstanding:
Basic	65,988	65,493	65,401	65,015	64,749	64,637	64,265	64,019
Diluted	65,988	65,664	65,560	65,353	64,917	64,776	64,857	64,054

(1)	Quarterly net income (loss) per share may not sum to annual net income (loss) per share due to rounding.
18. Subsequent Events

In April 2020, we borrowed an additional $50,000 against the Credit Agreement and our total outstanding loans were $179,000.

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2020	$4,759	$7,094	$(7,662)	$4,191
March 31, 2019	$5,520	$4,969	$(5,730)	$4,759
March 31, 2018	$7,213	$3,964	$(5,657)	$5,520

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2020	$6,054	$3,367	$(5,872)	$3,549
March 31, 2019	$3,876	$5,644	$(3,466)	$6,054
March 31, 2018	$2,757	$5,913	$(4,794)	$3,876

	Valuation Allowance for Deferred Taxes
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition Related Additions	Deductions	Balance at End of Year
March 31, 2020	$3,563	$327	$1,590	$(28)	$5,452
March 31, 2019	$2,893	$708	$—	$(38)	$3,563
March 31, 2018	$2,073	$—	$922	$(102)	$2,893