Form 10-Q
period 2020-06-30
NEXTGEN HEALTHCARE, INC.
filed 2020-07-31
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the Registrant’s common stock as of July 28, 2020 was 66,669,360 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$192,323	$138,012
Restricted cash and cash equivalents	8,032	2,307
Accounts receivable, net	76,851	80,006
Contract assets	13,740	12,529
Income taxes receivable	579	856
Prepaid expenses and other current assets	25,899	26,305
Total current assets	317,424	260,015
Equipment and improvements, net	18,525	19,836
Capitalized software costs, net	37,853	37,004
Operating lease assets	29,280	31,004
Deferred income taxes, net	10,604	10,620
Contract assets, net of current	2,878	3,007
Intangibles, net	51,561	57,809
Goodwill	267,165	267,165
Other assets	34,516	33,656
Total assets	$769,806	$720,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,199	$10,521
Contract liabilities	51,160	56,786
Accrued compensation and related benefits	22,454	23,792
Income taxes payable	1,373	148
Operating lease liabilities	10,669	10,619
Other current liabilities	43,616	41,352
Total current liabilities	138,471	143,218
Deferred compensation	5,988	5,300
Line of credit	179,000	129,000
Operating lease liabilities, net of current	36,135	38,823
Other noncurrent liabilities	6,570	3,281
Total liabilities	366,164	319,622
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 66,669 and 66,134 shares at June 30, 2020 and March 31, 2020, respectively	667	661
Additional paid-in capital	286,836	282,857
Accumulated other comprehensive loss	(2,156)	(2,143)
Retained earnings	118,295	119,119
Total shareholders' equity	403,642	400,494
Total liabilities and shareholders' equity	$769,806	$720,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Revenues:
Recurring	$119,522	$119,447
Software, hardware, and other non-recurring	11,357	12,414
Total revenues	130,879	131,861
Cost of revenue:
Recurring	50,429	50,540
Software, hardware, and other non-recurring	6,041	6,278
Amortization of capitalized software costs and acquired intangible assets	9,899	8,413
Total cost of revenue	66,369	65,231
Gross profit	64,510	66,630
Operating expenses:
Selling, general and administrative	40,737	40,128
Research and development costs, net	18,222	22,051
Amortization of acquired intangible assets	1,112	865
Impairment of assets	—	489
Restructuring costs	2,562	1,707
Total operating expenses	62,633	65,240
Income from operations	1,877	1,390
Interest income	6	79
Interest expense	(1,107)	(472)
Other income (expense), net	16	(133)
Income before provision for (benefit of) income taxes	792	864
Provision for (benefit of) income taxes	1,616	(380)
Net income (loss)	$(824)	$1,244
Other comprehensive income:
Foreign currency translation, net of tax	(13)	54
Comprehensive income (loss)	$(837)	$1,298
Net income (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
Weighted-average shares outstanding:
Basic	66,296	65,015
Diluted	66,296	65,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2020
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	661	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	535	6	(1,414)	—	—	(1,408)
Stock-based compensation	—	—	5,393	—	—	5,393
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	(824)	—	(824)
Balance, June 30, 2020	66,669	667	286,836	118,295	(2,156)	403,642

	Three Months Ended June 30, 2019
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	545	6	(1,311)	—	—	(1,305)
Stock-based compensation	—	—	4,891	—	—	4,891
Components of other comprehensive income:
Translation adjustments	—	—	—	—	54	54
Net income	—	—		1,244	—	1,244
Balance, June 30, 2019	65,383	654	268,488	112,865	(1,177)	380,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(824)	$1,244
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of capitalized software costs	4,763	4,125
Amortization of debt issuance costs	177	177
Amortization of other intangibles	6,248	5,153
Change in fair value of contingent consideration	25	—
Deferred income taxes	16	(13)
Depreciation	1,996	2,092
Excess tax deficiency (benefit) from share-based compensation	867	(189)
Impairment of assets	—	489
Loss on disposal of equipment and improvements	—	41
Non-cash operating lease costs	1,683	1,815
Provision for bad debts	869	606
Restructuring costs, net of amounts paid	—	1,707
Share-based compensation	5,393	4,891
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	2,286	5,105
Contract assets	(1,082)	1,396
Accounts payable	(1,391)	416
Contract liabilities	(5,626)	(2,046)
Accrued compensation and related benefits	(1,338)	(9,994)
Income taxes	635	982
Deferred compensation	688	141
Operating lease liabilities	(2,596)	(2,286)
Other assets and liabilities	4,883	1,145
Net cash provided by operating activities	17,672	16,997
Cash flows from investing activities:
Additions to capitalized software costs	(5,612)	(4,735)
Additions to equipment and improvements	(616)	(3,689)
Net cash used in investing activities	(6,228)	(8,424)
Cash flows from financing activities:
Proceeds from line of credit	50,000	—
Repayments on line of credit	—	(5,000)
Proceeds from issuance of shares under employee plans	426	1,096
Payments for taxes related to net share settlement of equity awards	(1,834)	(2,401)
Net cash provided by (used in) financing activities	48,592	(6,305)
Net increase in cash, cash equivalents, and restricted cash	60,036	2,268
Cash, cash equivalents, and restricted cash at beginning of period	140,319	34,522
Cash, cash equivalents, and restricted cash at end of period	$200,355	$36,790

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$206	$257
Cash refunds from income taxes	91	1,430
Cash paid for interest	947	275
Cash paid for amounts included in the measurement of operating lease liabilities	3,133	2,617
Operating lease assets obtained in exchange for operating lease liabilities	—	5,324
Accrued purchases of equipment and improvements	69	—

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three months ended June 30, 2020 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Use of Estimates.  In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. The extent to which COVID-19 impacts our business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at June 30, 2020 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the quarter ended June 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Costs and expenses:
Cost of revenue	$424	$463
Research and development costs	917	1,028
Selling, general and administrative	4,052	3,400
Total share-based compensation	5,393	4,891
Income tax benefit	(1,264)	(1,215)
Decrease in net income	$4,129	$3,676

Recently Adopted Accounting Pronouncements.  Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-15 on April 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-13 on April 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step two of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019, and early adoption is permitted on goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 on April 1, 2020 did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides new guidance regarding the measurement and recognition of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-13 using the modified retrospective transition approach on April 1, 2020 did not have a material impact on our condensed consolidated financial statements. Refer to Note 3 for additional details.

Recent Accounting Standards Not Yet Adopted.   Recent accounting pronouncements requiring implementation in current or future periods are discussed below or in the notes, where applicable.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 may be applied prospectively through December 31, 2022. We are currently evaluating the effect that ASU 2020-04 may have on our contracts that reference LIBOR, such as our amended and restated revolving credit agreement (see Note 10). We have not elected to apply any of the provisions of ASU 2020-04, and we are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal 2022. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our condensed consolidated financial statements.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended June 30,
	2020	2019
Recurring revenues:
Subscription services	$35,360	$30,144
Support and maintenance	38,547	39,652
Managed services	22,493	25,681
Electronic data interchange and data services	23,122	23,970
Total recurring revenues	119,522	119,447

Software, hardware, and other non-recurring revenues:
Software license and hardware	4,740	7,095
Other non-recurring services	6,617	5,319
Total software, hardware and other non-recurring revenues	11,357	12,414

Total revenues	$130,879	$131,861

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $505,700, of which we expect to recognize approximately 8% as services are rendered or goods are delivered, 54% over the next 12 months, and the remainder thereafter.

As of June 30, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $492,100, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 50% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets, consisting of unbilled receivables, include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended June 30, 2020 and 2019, we recognized $20,826 and $19,960, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods.

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

Capitalized commissions costs were $25,105 as of June 30, 2020, of which $7,435 is classified as current and included as prepaid expenses and other current assets and $17,670 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended June 30, 2020 and 2019, we recognized $2,240 and $1,662, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income (loss) and comprehensive income (loss).

3. Accounts Receivable

We adopted ASU 2016-13 using the modified retrospective transition approach, which required the recognition of expected credit losses for our accounts receivable and our contract assets, consisting of unbilled receivables. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements as the expected credit loss model was not significantly different from our prior policy and methodology for determining the allowance for doubtful accounts. As part of our assessment of the adequacy of the allowance for doubtful accounts, we considered a number of factors including, but not limited to, historical credit loss experience and adjustments for certain asset-specific risk characteristics, such as bankruptcy filings, internal assessments of client credit quality, age of the client receivable balances, review of major third-party credit-rating agencies, and evaluation of external factors such as economic conditions, including the potential impacts of the COVID-19 pandemic, that may affect a client’s ability to pay, or other client-specific factors.

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	June 30, 2020	March 31, 2020
Accounts receivable, gross	$80,771	$83,555
Allowance for doubtful accounts	(3,920)	(3,549)
Accounts receivable, net	$76,851	$80,006

Changes in the allowance for doubtful accounts are summarized as follows:

Balance as of March 31, 2020	$(3,549)
Additions charged to costs and expenses	869
Deductions	(1,240)
Balance as of June 30, 2020	$(3,920)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2020 and March 31, 2020:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$192,323	$192,323	$—	$—
Restricted cash and cash equivalents	8,032	8,032	—	—
	$200,355	$200,355	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,925	$—	$—	$1,925
	$1,925	$—	$—	$1,925

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$138,012	$138,012	$—	$—
Restricted cash and cash equivalents	2,307	2,307	—	—
	$140,319	$140,319	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,900	$—	$—	$1,900
	$1,900	$—	$—	$1,900

(1)	Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2020:

Total Liabilities
Balance at March 31, 2020	$1,900
Fair value adjustments	25
Balance at June 30, 2020	$1,925

The contingent consideration liability as of June 30, 2020 and March 31, 2020 relates to the acquisition of Topaz Information Systems, LLC (see Note 6) and is reflected within other noncurrent liabilities in our condensed consolidated balance sheets. During the three months ended June 30, 2020, we recorded $25 related to the accretion of the present value discount of the contingent consideration liability.

The categorization of the framework used to measure fair value of the contingent consideration liabilities were considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liabilities on a recurring basis and any adjustments to fair value subsequent to the initial measurement period are reflected in the condensed consolidated statements of net income (loss) and comprehensive income (loss). Key assumptions included probability-adjusted achievement estimates of applicable bookings targets that were not observable in the market.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income (loss) and comprehensive income (loss). Total operating lease costs were $2,270 and $2,300 for the three months ended June 30, 2020 and 2019, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Operating lease costs	$2,098	$2,163
Short-term lease costs	—	26
Variable lease costs	297	139
Less: Sublease income	(125)	(28)
Total operating lease costs	$2,270	$2,300

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,133	$2,617
Operating lease assets obtained in exchange for operating lease liabilities	—	5,324

As of June 30, 2020, our operating leases had a weighted average remaining lease term of 4.4 years and a weighted average discount rate of 4.2%. Future minimum aggregate lease payments under operating leases as of June 30, 2020 are summarized as follows:

For the year ended March 31,
2021 (remaining nine months)	$9,457
2022	12,121
2023	11,504
2024	9,632
2025	7,286
Thereafter	1,784
Total future lease payments	51,784
Less interest	(4,980)
Total lease liabilities	$46,804

6. Business Combinations

On October 4, 2019, we completed the acquisition of Topaz Information Systems, LLC ("Topaz") pursuant to the Membership Interest Purchase Agreement, dated October 4, 2019. Topaz is based in Phoenix, AZ and provides healthcare solutions to behavioral health and social services organizations that utilize the NextGen platform. Its extensive clinical content and domain expertise has been instrumental in our ability to compete and win. By combining our companies, we are positioned to provide the platform and domain expertise to deliver integrated and collaborative care in a re-energized behavioral health market. The preliminary purchase price of Topaz is summarized in the table below. The acquisition of Topaz was funded by cash flows from operations.

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

On December 17, 2019, we completed the acquisition of OTTO Health, LLC (“OTTO”), pursuant to the Agreement and Plan of Merger, dated December 11, 2019.  Based in Boulder, Colorado, OTTO is a telehealth platform that seamlessly integrates into electronic health records (“EHR") systems allowing providers to have video visits with their patients as part of their normal workflows. OTTO partners closely with EHR providers to create a streamlined user experience, while maintaining the EHR and practice management system as the single source of truth. The preliminary purchase price of OTTO is summarized in the table below. The acquisition of OTTO was funded by a combination of borrowings against our revolving credit agreement (see Note 10) and cash flows from operations.

We accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price allocation of the Topaz, Medfusion, and OTTO acquisitions are deemed to be preliminary. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and post-close working capital adjustments, becomes available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

Under the provisions of the Topaz acquisition, we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to Topaz achieving certain operational targets through April 2021. The initial fair value of contingent consideration of $1,850 reflects an estimated earnout payment of $2,000 on a present value basis and was estimated based on the weighted probability of achieving the operational targets utilizing assumptions and inputs from Topaz management. As of June 30, 2020, the fair value of the contingent consideration was $1,925, which reflects an adjustment of $75 related to accretion of the present value discount. Additionally, the preliminary purchase price of Topaz includes $1,671 for the settlement of pre-existing liabilities related to pre-acquisition amounts due for products and services previously purchased from us and recognized by Topaz as accounts payable.  As a result of the acquisition, these accounts payable balances were effectively settled and accounted for as additional purchase consideration.

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

7. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). We operate as one segment. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

During the quarter ended June 30, 2020, we elected to bypass the optional qualitative step of the goodwill impairment assessment and proceed directly with the quantitative step, whereby we compared the fair value of our reporting unit with its carrying amount. A goodwill impairment charge, if any, would be recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value. If fair value exceeds the carrying amount, no impairment should be recorded.

We determined the fair value of our reporting unit utilizing the average of two valuation methods, consisting of the income approach (based upon estimates of future discounted cash flows for each reporting unit) and a market comparable approach (based upon valuation multiples of companies that operate in similar industries with similar operating characteristics). The cash flows used to determine fair value under the income approach represent Management's best estimates of projected operating results and assumed terminal growth rates that are dependent on a number of significant assumptions based on historical experience, expectations of future performance, and the expected macro-economic environment, which are subject to change given the inherent uncertainty in predicting future results. We also considered our stock price and market capitalization as a corroborative step in assessing the reasonableness of the fair values estimated for the reporting unit as part of the goodwill impairment assessment. The results of the goodwill impairment assessment established that the fair value of our reporting unit exceeded its net carrying amount, indicating that no goodwill impairment existed as of the annual test date.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2020 and March 31, 2020 was $267,165.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(23,051)	(29)	(78,509)	(101,589)
Net intangible assets	$16,149	$221	$35,191	$51,561

	March 31, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(21,951)	(17)	(73,373)	(95,341)
Net intangible assets	$17,249	$233	$40,327	$57,809

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income (loss) and comprehensive income (loss) was $1,112 and $865 for the three months ended June 30, 2020 and 2019, respectively. Amortization expense related to software technology recorded as cost of revenue was $5,136 and $4,288 for the three months ended June 30, 2020 and 2019, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of June 30, 2020:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2021 (remaining nine months)	$3,336	$11,525	$14,861
2022	3,525	8,873	12,398
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026 and beyond	2,564	2,493	5,057
Total	$16,370	$35,191	$51,561

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2020	March 31, 2020
Gross carrying amount	$78,974	$75,212
Accumulated amortization	(41,121)	(38,208)
Net capitalized software costs	$37,853	$37,004

Amortization expense related to capitalized software costs was $4,763 and $4,125 for the three months ended June 30, 2020 and 2019, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income (loss) and comprehensive income (loss).

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2020. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2021 (remaining nine months)	$18,200
2022	12,700
2023	5,800
2024	1,153
Total	$37,853

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2020.

As of June 30, 2020, we had $179,000 outstanding loans and $121,000 of unused credit under the Credit Agreement. As of March 31, 2020, we had $129,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $928 and $294 for the three months ended June 30, 2020 and 2019, respectively. Amortization of deferred debt issuance costs was $177 and $177 for the three months ended June 30, 2020 and 2019, respectively.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$192,323	$138,012
Restricted cash and cash equivalents	8,032	2,307
Cash, cash equivalents, and restricted cash	$200,355	$140,319

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2020	March 31, 2020
Prepaid expenses	$16,285	$18,025
Capitalized commissions costs	7,435	7,053
Other current assets	2,179	1,227
Prepaid expenses and other current assets	$25,899	$26,305

Equipment and improvements are summarized as follows:

	June 30, 2020	March 31, 2020
Computer equipment	$33,769	$34,756
Internal-use software	17,882	17,796
Furniture and fixtures	12,735	12,477
Leasehold improvements	14,964	13,681
Equipment and improvements, gross	79,350	78,710
Accumulated depreciation and amortization	(60,825)	(58,874)
Equipment and improvements, net	$18,525	$19,836

Other assets are summarized as follows:

	June 30, 2020	March 31, 2020
Capitalized commission costs	$17,670	$17,537
Deposits	6,105	6,074
Debt issuance costs	1,946	2,124
Other noncurrent assets	8,795	7,921
Other assets	$34,516	$33,656

Accrued compensation and related benefits are summarized as follows:

	June 30, 2020	March 31, 2020
Accrued vacation	$11,241	$10,469
Accrued bonus	8,178	10,396
Accrued commissions	1,469	2,087
Accrued payroll	1,566	840
Accrued compensation and related benefits	$22,454	$23,792

Other current liabilities are summarized as follows:

	June 30, 2020	March 31, 2020
Care services liabilities	$8,032	$2,307
Sales returns reserves and other customer liabilities	7,633	6,395
Accrued hosting costs	5,834	4,652
Customer credit balances and deposits	4,243	4,260
Accrued employee benefits and withholdings	3,058	3,002
Accrued self insurance expense	2,324	2,054
Accrued outsourcing costs	2,233	2,378
Accrued consulting and outside services	2,141	2,520
Accrued EDI expense	1,981	3,511
Accrued legal expense	1,300	2,119
Sales tax payable	560	1,222
Accrued royalties	527	3,113
Other accrued expenses	3,750	3,819
Other current liabilities	$43,616	$41,352

Deferred payroll taxes	$3,263	—
Contingent consideration related to acquisitions	1,925	$1,900
Uncertain tax positions	1,203	1,203
Other liabilities	179	178
Other noncurrent liabilities	$6,570	$3,281

12. Income Taxes

The provision for income taxes in the three months ended June 30, 2020 was $1,616, or an effective tax rate of 204.0%. The benefit of income taxes in the three months ended June 30, 2019 was $380, or an effective tax rate benefit of 44.0%. The increase in the effective tax rate for the three months ended June 30, 2020 compared to the prior year was primarily due to the decrease in pre-tax book income and increase in tax benefit for research and development credits offset with additional tax expense related to higher nondeductible officer’s compensation and an increase in stock option discrete items.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had unrecognized tax benefits of $4,748 and $4,192 related to various federal, state and local income tax matters as of June 30, 2020 and March 31, 2020, respectively. The unrecognized benefits consisted of liabilities of $1,103 and $1,203 and reserves against deferred tax assets of $3,645 and $2,989 as of June 30, 2020 and March 31, 2020, respectively. If recognized, this amount would reduce our effective tax rate.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes in our current and deferred income tax expense and recognized the impact in our income tax provision, as applicable.

13. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2020	2019
Earnings per share — Basic:
Net income (loss)	$(824)	$1,244
Weighted-average shares outstanding — Basic	66,296	65,015
Net income (loss) per common share — Basic	$(0.01)	$0.02

Earnings per share — Diluted:
Net income (loss)	$(824)	$1,244
Weighted-average shares outstanding	66,296	65,015
Effect of potentially dilutive securities	—	338
Weighted-average shares outstanding — Diluted	66,296	65,353
Net income (loss) per common share — Diluted	$(0.01)	$0.02

The computation of diluted net income (loss) per share does not include 2,979 and 639 options to acquire shares of common stock for the three months ended June 30, 2020 and 2019, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

14. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2020, there were 178,270 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of June 30, 2020, there were 2,761,830 outstanding options, 2,431,306 outstanding shares of restricted stock awards, 23,186 outstanding shares of performance stock awards, and 5,165,192 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the three months ended June 30, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2020	3,001,350	$14.83	4.7	$—
Forfeited/Canceled	(15,250)	16.56	2.9
Expired	(46,000)	29.17
Outstanding, June 30, 2020	2,940,100	$14.60	4.5	$—
Vested and expected to vest, June 30, 2020	2,807,384	$14.59	4.5	$—
Exercisable, June 30, 2020	2,111,911	$14.50	4.2	$—

Share-based compensation expense related to stock options was $732 and $974 for the three months ended June 30, 2020 and 2019, respectively.

Non-vested stock option award activity during the three months ended June 30, 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	1,091,672	$5.67
Vested	(249,183)	5.53
Forfeited/Canceled	(14,300)	10.37
Outstanding, June 30, 2020	828,189	$5.71

As of June 30, 2020, $3,372 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2020 and 2019 was $1,378 and $1,494, respectively.

Restricted stock awards activity during the three months ended June 30, 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	2,312,780	$16.74
Granted	720,186	10.29
Vested	(524,268)	17.18
Canceled	(77,392)	17.24
Outstanding, March 31, 2020	2,431,306	$14.72

Share-based compensation expense related to restricted stock awards was $4,039 and $3,296 for the three months ended June 30, 2020 and 2019, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of June 30, 2020, $30,271 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 23,186 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $61 for the three months ended June 30, 2020 and 2019.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards related to the cumulative 3-year total shareholder return was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return. The fair value of the awards related to the revenue and adjusted earnings per share goals was estimated using a probability-adjusted target achievement rate combined with the market price of the common stock on the date of grant for the awards. Share-based compensation expense related to the performance stock unit awards tied to the revenue and adjusted earnings per share goals was not significant. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $114 for the three months ended June 30, 2020 and 2019.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 50% and 150% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $281 for the three months ended June 30, 2020.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of June 30, 2020, we have issued 656,568 shares under the Purchase Plan and 3,343,432 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $164 and $122 for the three months ended June 30, 2020 and 2019, respectively.

15. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at June 30, 2020.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case has returned to the trial court for resolution. Trial is now scheduled to begin on November 6 2020. Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

17. Restructuring Plan

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2,562 of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, in the three months ended June 30, 2020 within operating expenses in our condensed consolidated statements of net income (loss) and comprehensive income (loss). These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs have been substantially paid as of June 30, 2020.

In the three months ended June 30, 2019, we recorded $1,707 of restructuring costs, consisting primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, as part of a business restructuring plan implemented in June 2019. In connection with the June 2019 restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $489 in the three months ended June 30, 2019 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, and Irvine based on projected sublease rental income and estimated sublease commencement dates. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

18. Subsequent Events

In July 2020, we paid down $50,000 against the Credit Agreement and our total outstanding borrowings was $129,000.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

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

NextGen Healthcare has historically enhanced our offering through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC (“Topaz”) for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc.(“Medfusion”) for its Patient Experience Platform (i.e., patient portal, self-scheduling, and patient pay) capabilities and OTTO Health, LLC (“OTTO”) for its integrated virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive and powerful in the market.

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

Since the COVID-19 pandemic began, millions of cases and hundreds of thousands of deaths have been reported globally. In addition to the socioeconomic disruption caused by the pandemic, both treatment and suppression measures stressed the very fabric of the U.S. healthcare system in some geographies, exacerbating some of the existing challenges with capacity, balance and reimbursement. Among the measures to slow the spread of the disease and flatten the curve in line with healthcare system capacity was social/physical distancing. The need to access care while still social distancing was addressed early on with the limited use of virtual visits and was energized when the federal government reduced regulatory barriers and addressed payment parity between virtual and in-person visits. With these tailwinds, telemedicine quickly became regarded as a safer way for patients and providers to engage each other while also relieving economic pressure on the medical practice. We believe that the uptake of telemedicine will transcend COVID-19 and that virtual visits will become a permanent and important change in the way care is delivered. Keeping patients out of the transit system, out of the waiting room and away from other sick patients is simply good medicine.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three months ended June 30, 2020 and 2019 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2020	2019
Revenues:
Recurring	91.3%	90.6%
Software, hardware, and other non-recurring	8.7	9.4
Total revenues	100.0	100.0
Cost of revenue:
Recurring	38.5	38.3
Software, hardware, and other non-recurring	4.6	4.8
Amortization of capitalized software costs and acquired intangible assets	7.6	6.4
Total cost of revenue	50.7	49.5
Gross profit	49.3	50.5
Operating expenses:
Selling, general and administrative	31.1	30.4
Research and development costs, net	13.9	16.7
Amortization of acquired intangible assets	0.8	0.7
Impairment of assets	0.0	0.4
Restructuring costs	2.0	1.3
Total operating expenses	47.9	49.5
Income from operations	1.4	1.1
Interest income	0.0	0.1
Interest expense	(0.8)	(0.4)
Other income (expense), net	0.0	(0.1)
Income before provision for (benefit of) income taxes	0.6	0.7
Provision for (benefit of) income taxes	1.2	(0.3)
Net income (loss)	(0.6)%	0.9%

Revenues

The following table presents our disaggregated revenues for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Recurring revenues:
Subscription services	$35,360	$30,144
Support and maintenance	38,547	39,652
Managed services	22,493	25,681
Electronic data interchange and data services	23,122	23,970
Total recurring revenues	119,522	119,447

Software, hardware, and other non-recurring revenues:
Software license and hardware	4,740	7,095
Other non-recurring services	6,617	5,319
Total software, hardware and other non-recurring revenues	11,357	12,414

Total revenues	$130,879	$131,861

Recurring revenues as a percentage of total revenues	91.3%	90.6%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Revenue for the three months ended June 30, 2020 decreased $1.0 million compared to the prior year, driven mostly by a $1.1 million decrease in software, hardware and other non-recurring revenues, including a $2.4 million decrease in software license and hardware revenue due to lower software bookings from the impact of the COVID-19 pandemic and our transition to a recurring subscription-based model, partially offset by a $1.3 million increase in other non-recurring services related to the completion of professional services projects. Recurring revenues increased $0.1 million, driven by a $5.2 million increase in subscription services, partially offset by $3.2 million lower managed services, $1.1 million lower support and maintenance, and $0.8 million lower EDI and data services. The increase in subscription services was primarily due to growth in subscriptions associated with patient experience and telehealth platforms, including the incremental revenues from the acquisitions of Medfusion and OTTO, our population health and analytics, core NextGen, and NextGen Office cloud-based solutions. The decrease in managed services and EDI and data services was primarily the result of lower patient volumes directly associated with the COVID-19 pandemic. Support and maintenance decrease due to client attrition and our transition to a recurring subscription-based model.

Bookings reflect the estimated annual value of our executed contracts and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings on a comparable basis, adjusted to include the effect of pre-acquisition bookings, were $25.6 million for the three months ended June 30, 2020 compared to $32.3 million in the prior year, reflecting a decrease in software and non-recurring services bookings, partially offset by higher subscriptions bookings. In May 2020, we announced a move to reduce our perpetual license revenue in favor of recurring subscription revenue.

Cost of Revenue and Gross Profit

The following table presents our cost of revenue and gross profit for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Cost of revenue:
Recurring	$50,429	$50,540
Software, hardware, and other non-recurring	6,041	6,278
Amortization of capitalized software costs and acquired intangible assets	9,899	8,413
Total cost of revenue	$66,369	$65,231

Gross profit	$64,510	$66,630
Gross margin %	49.3%	50.5%

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

Share-based compensation expense included in cost of revenue was $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.

Gross profit for the three months ended June 30, 2020 decreased $2.1 million compared to the prior year period due to $1.0 million lower revenues, consisting mostly of lower software, hardware and other non-recurring revenue, as discussed above and a $1.5 million increase in amortization of acquired intangible assets mostly related to our acquisitions of Topaz, Medfusion, and OTTO, higher amortization of previously capitalized software costs from the general release of development projects, and higher subscriptions services costs, offset by lower managed services and EDI and data services costs due to lower transactional volume. As a result, our gross margin decreased to 49.3% for the three months ended June 30, 2020 compared to 50.5% in the prior year.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Selling, general and administrative	$40,737	$40,128
Selling, general and administrative, as a percentage of revenue	31.1%	30.4%

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

Share-based compensation expense included in selling, general and administrative expenses was $4.1 million and $3.4 million for the three months ended June 30, 2020 and 2019, respectively. The increase in share-based compensation for the three months ended June 30, 2020 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 14, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $0.6 million for the three months ended June 30, 2020 compared to the prior year period, driven by higher legal fees, higher share-based compensation expenses noted above, and incremental personnel costs from our acquisitions, partially offset by decreases in travel and conferences and infrastructure expenses.

Research and Development Costs, net

The following table presents our net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Gross expenditures	$23,834	$26,786
Capitalized software costs	(5,612)	(4,735)
Research and development costs, net	$18,222	$22,051

Research and development costs, as a percentage of revenue	13.9%	16.7%
Capitalized software costs as a percentage of gross expenditures	23.5%	17.7%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our consolidated statements of net income (loss) and comprehensive income (loss), and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 9, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $0.9 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively.

Net research and development costs for the three months ended June 30, 2020 decreased $3.8 million compared to the prior year period due to $2.9 million lower gross expenditures and $0.9 million higher capitalization of software costs. The decrease in gross expenditures was driven primarily by lower personnel costs associated with our business restructuring plan and lower travel costs. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Amortization of acquired intangible assets	$1,112	$865

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships and trade names intangible assets acquired as part of our business combinations. Refer to Note 8, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three months ended June 30, 2020 increased $0.2 million compared to the prior year due to additional amortization of the customer relationships and trade names intangible assets acquired from Medfusion.

Restructuring Costs and Impairment of Assets

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2.6 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, in the three months ended June 30, 2020 within operating expenses in our condensed consolidated statements of net income (loss) and comprehensive income (loss). These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs have been substantially paid as of June 30, 2020.

In the three months ended June 30, 2019, we recorded $1.7 million of restructuring costs, consisting primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, as part of a business restructuring plan implemented in June 2019. In connection with the June 2019 restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $0.5 million in the three months ended June 30, 2019 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, and Irvine based on projected sublease rental income and estimated sublease commencement dates. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Interest and Other Income and Expense

The following table presents our interest expense for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Interest income	$6	$79
Interest expense	(1,107)	(472)
Other income (expense), net	16	(133)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of June 30, 2020, we had $179.0 million of outstanding balances under the revolving credit agreement, compared to an outstanding balance of $129.0 million as of March 31, 2020 and $6.0 million as of June 30, 2019, resulting in higher interest expense for the three months ended June 30, 2020 compared to the prior year. The fluctuations of other income and expense compared to the prior year period is primarily due to changes to the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Provision for (benefit of) income taxes	$1,616	$(380)
Effective tax rate	204.0%	44.0%

The increase in the effective tax rate for the three months ended June 30, 2020 compared to the prior year was primarily due to the decrease in pre-tax book income and increase tax benefit in research and development credits offset with additional tax expense related to higher nondeductible officer’s compensation and an increase in stock option discrete items.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes in our current and deferred income tax expense and recognized the impact in our income tax provision, as applicable.

Net Income (Loss)

The following table presents our net income and loss (in thousands) and net income (loss) per share and for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$(824)	$1,244
Net income (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

As a result of the foregoing changes in revenue and expense, net income (loss) for the three months ended June 30, 2020 decreased $2.1 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Cash and cash equivalents	$192,323	$28,607
Unused portion of revolving credit agreement (1)	121,000	294,000
Total liquidity	$313,323	$322,607

Net income (loss)	$(824)	$1,244
Net cash provided by operating activities	$17,672	$16,997

(1)	As of June 30, 2020, we had $179.0 million of outstanding loans under our $300.0 million revolving credit agreement.

Our outstanding borrowings under our revolving credit agreement was $179.0 million as of June 30, 2020 compared to $129.0 million as of March 31, 2020 and $6.0 million as of June 30, 2019.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at June 30, 2020, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. Due to the ongoing uncertainties of the impact of the COVID-19 pandemic on the industry in which we operate, we had proactively implemented certain precautionary measures, including cost containment and strengthening our cash position by increasing the outstanding borrowings under our revolving credit agreement. We borrowed an additional $50.0 million under our revolving credit agreement in April 2020 and subsequently paid down $50.0 million in July 2020 based on the reassessment of our short-term cash flow and working capital requirements. The impact of COVID-19 is rapidly evolving and widespread, and therefore, it is not possible to fully identify, measure, and predict the various impacts that COVID-19 may have on our financial condition, results of operations, cash flows, and liquidity requirements. We will continue to assess the potential effects of the COVID-19 pandemic on our business and actively manage our response accordingly.

Cash and Cash Equivalents

As of June 30, 2020, our cash and cash equivalents balance of $192.3 million compares to $138.0 million as of March 31, 2020.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Net income (loss)	$(824)	$1,244
Non-cash expenses	22,037	20,894
Cash from net income (loss), as adjusted	$21,213	$22,138
Change in contract assets and liabilities, net	(6,708)	(650)
Change in accounts receivable	2,286	5,105
Change in other assets and liabilities	881	(9,596)
Net cash provided by operating activities	$17,672	$16,997

For the three months ended June 30, 2020, cash provided by operating activities increased $0.7 million compared to the prior year, driven by a $10.5 million increase in cash from changes in other assets and liabilities, partially offset by decreases of $6.1 million from net changes in contract assets and liabilities, $2.8 million from changes in accounts receivable, and $0.9 million from changes in net income (loss) as adjusted for non-cash expenses. The increase in cash from net changes in other assets and liabilities is primarily due to an increase in the deferral of payroll taxes in the three months ended June 30, 2020 and higher payments of cash incentive bonuses and commissions in the prior year. The decrease in cash associated with net changes in contract assets and liabilities is primarily due to a lower level of maintenance invoicing as a result of client attrition. The change in accounts receivable decreased as collections in the three months ended June 30, 2020 was negatively impacted by the COVID-19 pandemic in comparison to stronger collections in the prior year. Net income (loss) for the three months ended June 30, 2020 decreased $2.1 million compared to the prior year, as described above under the heading "Net Income (Loss)".

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2020 was $6.2 million compared with $8.4 million in the prior year. The $2.2 million decrease in net cash used in investing activities is due to a $3.1 million decrease in additions to equipment and improvements, offset by a $0.9 million increase in additions to capitalized software costs.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2020 was $48.6 million cash provided compared with $6.3 million cash used in the prior year. The $54.9 million increase in cash provided by financing activities is due to additional borrowings of $50.0 million on our line of credit in the three months ended June 30, 2020, compared to $5.0 million in principal repayments in the prior year and $0.6 million lower payments of taxes related to net share settlement of equity awards, partially offset by $0.7 million lower proceeds from the issuance of shares under employee plans.

Contractual Obligations

We have minimum purchase commitments of $27.8 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at June 30, 2020 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2021 (remaining nine months)	2022	2023	2024	2025	2026 and beyond
Operating lease obligations	$40,676	$7,066	$9,186	$9,249	$7,955	$5,948	$1,272
Remaining lease obligations for vacated properties (1)	11,108	2,391	2,935	2,255	1,677	1,338	512
Line of credit obligations (Note 10)	179,000	—	—	179,000	—	—	—
Total	$230,784	$9,457	$12,121	$190,504	$9,632	$7,286	$1,784

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Brentwood, Solana Beach, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, San Diego and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 17, “Restructuring Plan” of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.9 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of June 30, 2020 was $6.0 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of June 30, 2020 was $4.7 million, which is not included in the table above as the timing of expected payments is not determinable.

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

We adopted Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition approach, which required the recognition of expected credit losses for our accounts receivable and our contract assets. Refer to Note 3, "Accounts Receivable" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

There have been no other material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2020, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of June 30, 2020, we had $179.0 million of outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or nine months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or nine months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of June 30, 2020 would result in a corresponding change in our annual interest expense of approximately $1.8 million. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of June 30, 2020, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case has returned to the trial court for resolution. Trial is now scheduled to begin on November 6 2020. Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: July 30, 2020	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2020	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2020	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)