Form 10-Q
period 2020-09-30
NEXTGEN HEALTHCARE, INC.
filed 2020-10-23
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding shares of the Registrant’s common stock as of October 20, 2020 was 66,733,852 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$103,440	$138,012
Restricted cash and cash equivalents	5,405	2,307
Accounts receivable, net	75,102	80,006
Contract assets	15,714	12,529
Income taxes receivable	1,900	856
Prepaid expenses and other current assets	23,361	26,305
Total current assets	224,922	260,015
Equipment and improvements, net	16,720	19,836
Capitalized software costs, net	39,234	37,004
Operating lease assets	30,804	31,004
Deferred income taxes, net	10,647	10,620
Contract assets, net of current	2,303	3,007
Intangibles, net	45,577	57,809
Goodwill	267,212	267,165
Other assets	34,993	33,656
Total assets	$672,412	$720,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,822	$10,521
Contract liabilities	48,442	56,786
Accrued compensation and related benefits	32,140	23,792
Income taxes payable	50	148
Operating lease liabilities	11,061	10,619
Other current liabilities	38,887	41,352
Total current liabilities	137,402	143,218
Deferred compensation	6,140	5,300
Line of credit	64,000	129,000
Operating lease liabilities, net of current	36,380	38,823
Other noncurrent liabilities	8,899	3,281
Total liabilities	252,821	319,622
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 66,734 and 66,134 shares at September 30, 2020 and March 31, 2020, respectively	667	661
Additional paid-in capital	292,228	282,857
Accumulated other comprehensive loss	(2,054)	(2,143)
Retained earnings	128,750	119,119
Total shareholders' equity	419,591	400,494
Total liabilities and shareholders' equity	$672,412	$720,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Recurring	$125,691	$120,589	$245,213	$240,036
Software, hardware, and other non-recurring	14,311	13,667	25,668	26,081
Total revenues	140,002	134,256	270,881	266,117
Cost of revenue:
Recurring	52,906	50,328	103,335	100,868
Software, hardware, and other non-recurring	6,083	6,563	12,124	12,841
Amortization of capitalized software costs and acquired intangible assets	9,961	8,843	19,860	17,256
Total cost of revenue	68,950	65,734	135,319	130,965
Gross profit	71,052	68,522	135,562	135,152
Operating expenses:
Selling, general and administrative	41,950	39,046	82,687	79,174
Research and development costs, net	17,692	19,789	35,914	41,840
Amortization of acquired intangible assets	1,112	865	2,224	1,730
Impairment of assets	—	1,916	—	2,405
Restructuring costs	—	175	2,562	1,882
Total operating expenses	60,754	61,791	123,387	127,031
Income from operations	10,298	6,731	12,175	8,121
Interest income	12	36	18	115
Interest expense	(1,135)	(387)	(2,242)	(859)
Other income (expense), net	(18)	210	(2)	77
Income before provision for (benefit of) income taxes	9,157	6,590	9,949	7,454
Provision for (benefit of) income taxes	(1,298)	509	318	129
Net income	$10,455	$6,081	$9,631	$7,325
Other comprehensive income:
Foreign currency translation, net of tax	102	(143)	89	(89)
Comprehensive income	$10,557	$5,938	$9,720	$7,236
Net income per share:
Basic	$0.16	$0.09	$0.14	$0.11
Diluted	$0.16	$0.09	$0.14	$0.11
Weighted-average shares outstanding:
Basic	66,688	65,401	66,493	65,209
Diluted	66,689	65,560	66,493	65,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended September 30, 2020
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	661	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	535	6	(1,414)	—	—	(1,408)
Stock-based compensation	—	—	5,393	—	—	5,393
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	(824)	—	(824)
Balance, June 30, 2020	66,669	667	286,836	118,295	(2,156)	403,642
Common stock issued under stock plans, net of shares withheld for taxes	65	—	(45)			(45)
Stock-based compensation			5,437			5,437
Components of other comprehensive income:
Translation adjustments					102	102
Net income				10,455		10,455
Balance, September 30, 2020	66,734	667	292,228	128,750	(2,054)	419,591

	Six Months Ended September 30, 2019
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	545	6	(1,311)	—	—	(1,305)
Stock-based compensation	—	—	4,891	—	—	4,891
Components of other comprehensive income:
Translation adjustments	—	—	—	—	54	54
Net income	—	—		1,244	—	1,244
Balance, June 30, 2019	65,383	654	268,488	112,865	(1,177)	380,830
Common stock issued under stock plans, net of shares withheld for taxes	53	—	44	—	—	44
Stock-based compensation	—	—	4,316	—	—	4,316
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(143)	(143)
Net income	—	—		6,081	—	6,081
Balance, September 30, 2019	65,436	654	272,848	118,946	(1,320)	391,128

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,631	$7,325
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	9,853	8,680
Amortization of debt issuance costs	355	355
Amortization of other intangibles	12,232	10,305
Change in fair value of contingent consideration	50	400
Deferred income taxes	(27)	28
Depreciation	3,937	4,102
Excess tax deficiency (benefit) from share-based compensation	941	(50)
Impairment of assets	—	2,405
Loss on disposal of equipment and improvements	—	41
Non-cash operating lease costs	3,421	3,842
Provision for bad debts	1,399	1,635
Share-based compensation	10,830	9,207
Changes in assets and liabilities:
Accounts receivable	3,505	2,116
Contract assets	(2,481)	1,841
Accounts payable	(3,756)	(638)
Contract liabilities	(8,344)	(1,908)
Accrued compensation and related benefits	8,348	(3,838)
Income taxes	(2,083)	396
Deferred compensation	840	28
Operating lease liabilities	(5,224)	(4,657)
Other assets and liabilities	4,605	(851)
Net cash provided by operating activities	48,032	40,764
Cash flows from investing activities:
Additions to capitalized software costs	(12,083)	(9,901)
Additions to equipment and improvements	(764)	(5,193)
Acquisition related working capital adjustment payments	(206)	—
Proceeds from over-funded corporate-owned life insurance policies	—	2,500
Net cash used in investing activities	(13,053)	(12,594)
Cash flows from financing activities:
Proceeds from line of credit	50,000	—
Repayments on line of credit	(115,000)	(11,000)
Proceeds from issuance of shares under employee plans	798	1,582
Payments for taxes related to net share settlement of equity awards	(2,251)	(2,843)
Net cash used in financing activities	(66,453)	(12,261)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31,474)	15,909
Cash, cash equivalents, and restricted cash at beginning of period	140,319	34,522
Cash, cash equivalents, and restricted cash at end of period	$108,845	$50,431

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,566	$1,362
Cash refunds from income taxes	107	1,576
Cash paid for interest	1,905	552
Cash paid for amounts included in the measurement of operating lease liabilities	6,264	5,480
Operating lease assets obtained in exchange for operating lease liabilities	3,107	5,324
Accrued purchases of equipment and improvements	57	43

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and six months ended September 30, 2020 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Coronavirus Pandemic.  In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. The extent to which COVID-19 impacts our business and financial results will depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at September 30, 2020 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the quarter ended September 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of comprehensive income for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Costs and expenses:
Cost of revenue	$589	$536	$1,013	$999
Research and development costs	1,026	817	1,943	1,845
Selling, general and administrative	3,822	2,963	7,874	6,363
Total share-based compensation	5,437	4,316	10,830	9,207
Income tax benefit	(1,305)	(1,102)	(2,569)	(2,317)
Decrease in net income	$4,132	$3,214	$8,261	$6,890

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Recurring revenues:
Subscription services	$36,867	$31,411	$72,227	$61,555
Support and maintenance	38,076	39,360	76,623	79,012
Managed services	26,218	25,219	48,711	50,900
Electronic data interchange and data services	24,530	24,599	47,652	48,569
Total recurring revenues	125,691	120,589	245,213	240,036

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,014	8,258	12,754	15,353
Other non-recurring services	6,297	5,409	12,914	10,728
Total software, hardware and other non-recurring revenues	14,311	13,667	25,668	26,081

Total revenues	$140,002	$134,256	$270,881	$266,117

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $471,700, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 53% over the next 12 months, and the remainder thereafter.

As of September 30, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $492,700, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 47% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets, consisting of unbilled receivables, include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended September 30, 2020 and 2019, we recognized $19,319 and $16,188, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods. During the six months ended September 30, 2020 and 2019, we recognized $40,145 and $36,148, respectively, of revenues that were included in the contract liability balance at the beginning of the corresponding periods.

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

Capitalized commissions costs were $25,798 as of September 30, 2020, of which $7,952 is classified as current and included as prepaid expenses and other current assets and $17,846 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended September 30, 2020 and 2019, we recognized $2,636 and $1,791, respectively, of commissions expense. During the six months ended September 30, 2020 and 2019, we recognized $4,876 and $3,453, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

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

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	September 30, 2020	March 31, 2020
Accounts receivable, gross	$79,011	$83,555
Allowance for doubtful accounts	(3,909)	(3,549)
Accounts receivable, net	$75,102	$80,006

The following table represents the changes in the allowance for doubtful accounts, as of and for the three months ended September 30, 2020:

Balance as of June 30, 2020	$(3,920)
Additions charged to costs and expenses	(530)
Deductions	541
Balance as of September 30, 2020	$(3,909)

The following table represents the changes in the allowance for doubtful accounts, as of and for the six months ended September 30, 2020:

Balance as of March 31, 2020	$(3,549)
Additions charged to costs and expenses	(1,399)
Deductions	1,039
Balance as of September 30, 2020	$(3,909)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2020 and March 31, 2020:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$103,440	$103,440	$—	$—
Restricted cash and cash equivalents	5,405	5,405	—	—
	$108,845	$108,845	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,950	$—	$—	$1,950
	$1,950	$—	$—	$1,950

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$138,012	$138,012	$—	$—
Restricted cash and cash equivalents	2,307	2,307	—	—
	$140,319	$140,319	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,900	$—	$—	$1,900
	$1,900	$—	$—	$1,900

(1)	Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three ended September 30, 2020:

Total Liabilities
Balance at June 30, 2020	$1,925
Fair value adjustments	25
Balance as of September 30, 2020	$1,950

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the six ended September 30, 2020:

Total Liabilities
Balance at March 31, 2020	$1,900
Fair value adjustments	50
Balance as of September 30, 2020	$1,950

The contingent consideration liability as of September 30, 2020 and March 31, 2020 relates to the acquisition of Topaz Information Systems, LLC (see Note 6) and is reflected within other noncurrent liabilities in our condensed consolidated balance sheets. During the three and six months ended September 30, 2020, we recorded $25 and $50 related to the accretion of the present value discount of the contingent consideration liability.

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

5. Leases

Our leasing arrangements are reflected on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of comprehensive income. Total operating lease costs were $2,265 and $2,751 for the three months ended September 30, 2020 and 2019, respectively. Total operating lease costs were $4,535 and $5,051 for the six months ended September 30, 2020 and 2019, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$2,093	$2,514	$4,184	$4,677
Short-term lease costs	6	67	13	93
Variable lease costs	289	198	586	337
Less: Sublease income	(123)	(28)	(248)	(56)
Total operating lease costs	$2,265	$2,751	$4,535	$5,051

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$3,132	$2,864	$6,264	$5,480
Operating lease assets obtained in exchange for operating lease liabilities	3,107	—	3,107	5,324

We have operating lease agreements for our offices in the United States and India with lease periods expiring between calendar 2020 and 2026. As of September 30, 2020, our operating leases had a weighted average remaining lease term of 4.2 years and a weighted average discount rate of 4.0%. Future minimum aggregate lease payments under operating leases as of September 30, 2020 are summarized as follows:

For the year ended March 31,
2021 (remaining six months)	$6,401
2022	12,720
2023	12,162
2024	10,300
2025	7,968
Thereafter	2,418
Total future lease payments	51,969
Less interest	(4,528)
Total lease liabilities	$47,441

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

On December 17, 2019, we completed the acquisition of OTTO Health, LLC (“OTTO”), pursuant to the Agreement and Plan of Merger, dated December 11, 2019.  Based in Boulder, Colorado, OTTO is a telehealth platform that seamlessly integrates into electronic health records (“EHR”) systems allowing providers to have video visits with their patients as part of their normal workflows. OTTO partners closely with EHR providers to create a streamlined user experience, while maintaining the EHR and practice management system as the single source of truth. The preliminary purchase price of OTTO is summarized in the table below. The acquisition of OTTO was funded by a combination of borrowings against our revolving credit agreement (see Note 10) and cash flows from operations.

We accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price allocation of the Topaz, Medfusion, and OTTO acquisitions are deemed to be preliminary. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change if additional information, such as changes to deferred taxes and post-close working capital adjustments, becomes available. During the three months ended September 30, 2020, we recorded a $46 measurement period adjustment to Medfusion goodwill primarily related to certain working capital adjustments in the preliminary purchase price. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

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

The total preliminary purchase price for the acquisitions of Topaz, Medfusion, and OTTO are summarized as follows:

	Topaz	Medfusion	OTTO
	Preliminary	Preliminary	Preliminary
	Purchase Price	Purchase Price	Purchase Price
Initial preliminary purchase price	$8,000	$43,000	$22,000
Settlement of pre-existing net liabilities	1,671	24	19
Fair value of contingent consideration	1,850	—	—
Preliminary working capital adjustment	(344)	(148)	(59)
Total preliminary purchase price	$11,177	$42,876	$21,960

Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$353	$204	$102
Accounts receivable	1,528	986	51
Prepaid expense and other assets	139	387	79
Equipment and improvements	194	434	—
Operating lease assets	534	—	—
Accounts payable	(224)	(1,360)	(2)
Accrued compensation and related benefits	(155)	(270)	(123)
Contract liabilities	(370)	(529)	(11)
Deferred income tax liability	—	(953)	—
Operating lease liabilities	(240)	—	—
Operating lease liabilities, net of current	(360)	—	—
Other liabilities	(102)	(443)	(26)
Total preliminary net tangible assets acquired and liabilities assumed	1,297	(1,544)	70
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	5,380	23,570	19,490
Software technology	4,500	13,800	2,400
Customer relationships	—	6,800	—
Trade names	—	250	—
Total preliminary identifiable intangible assets acquired	9,880	44,420	21,890
Total preliminary purchase price	$11,177	$42,876	$21,960

Under the provisions of the Topaz acquisition, we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to Topaz achieving certain operational targets through April 2021. The initial fair value of contingent consideration of $1,850 reflects an estimated earnout payment of $2,000 on a present value basis and was estimated based on the weighted probability of achieving the operational targets utilizing assumptions and inputs from Topaz management. As of September 30, 2020, the fair value of the contingent consideration was $1,950, which reflects an adjustment of $100 related to accretion of the present value discount. Additionally, the preliminary purchase price of Topaz includes $1,671 for the settlement of pre-existing liabilities related to pre-acquisition amounts due for products and services previously purchased from us and recognized by Topaz as accounts payable.  As a result of the acquisition, these accounts payable balances were effectively settled and accounted for as additional purchase consideration.

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

7. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of September 30, 2020 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2020 was $267,212. The carrying amount of goodwill as of March 31, 2020 was 267,165.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(24,150)	(42)	(83,381)	(107,573)
Net intangible assets	$15,050	$208	$30,319	$45,577

	March 31, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(21,951)	(17)	(73,373)	(95,341)
Net intangible assets	$17,249	$233	$40,327	$57,809

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $1,112 and $864 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,872 and $4,288 for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $2,224 and $1,729 for the six months ended September 30, 2020 and 2019, respectively. Amortization expense related to software technology recorded as cost of revenue was $10,008 and $8,576 for the six months ended September 30, 2020 and 2019, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2020:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2021 (remaining six months)	$2,224	$6,653	$8,877
2022	3,525	8,873	12,398
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026 and beyond	2,564	2,493	5,057
Total	$15,258	$30,319	$45,577

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2020	March 31, 2020
Gross carrying amount	$85,445	$75,212
Accumulated amortization	(46,211)	(38,208)
Net capitalized software costs	$39,234	$37,004

Amortization expense related to capitalized software costs was $5,090 and $4,555 for the three months ended September 30, 2020 and 2019, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

Amortization expense related to capitalized software costs was $9,853 and $8,680 for the six months ended September 30, 2020 and 2019, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2020. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2021 (remaining six months)	$14,800
2022	15,700
2023	7,400
2024	1,334
Total	$39,234

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2020.

As of September 30, 2020, we had $64,000 outstanding loans and $236,000 of unused credit under the Credit Agreement. As of March 31, 2020, we had $129,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $928 and $211 for the three months ended September 30, 2020 and 2019, respectively. Amortization of deferred debt issuance costs was $178 and $178 for the three months ended September 30, 2020 and 2019, respectively.

Interest expense related to the Credit Agreement was $1,856 and $505 for the six months ended September 30, 2020 and 2019, respectively. Amortization of deferred debt issuance costs was $355 and $355 for the six months ended September 30, 2020 and 2019, respectively.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$103,440	$138,012
Restricted cash and cash equivalents	5,405	2,307
Cash, cash equivalents, and restricted cash	$108,845	$140,319

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2020	March 31, 2020
Prepaid expenses	$13,939	$18,025
Capitalized commissions costs	7,952	7,053
Other current assets	1,470	1,227
Prepaid expenses and other current assets	$23,361	$26,305

Equipment and improvements are summarized as follows:

	September 30, 2020	March 31, 2020
Computer equipment	$33,788	$34,756
Internal-use software	17,882	17,796
Furniture and fixtures	12,687	12,477
Leasehold improvements	14,973	13,681
Equipment and improvements, gross	79,330	78,710
Accumulated depreciation and amortization	(62,610)	(58,874)
Equipment and improvements, net	$16,720	$19,836

Other assets are summarized as follows:

	September 30, 2020	March 31, 2020
Capitalized commission costs	$17,846	$17,537
Deposits	6,029	6,074
Debt issuance costs	1,769	2,124
Other noncurrent assets	9,349	7,921
Other assets	$34,993	$33,656

Accrued compensation and related benefits are summarized as follows:

	September 30, 2020	March 31, 2020
Accrued bonus	$18,173	$10,396
Accrued vacation	11,137	10,469
Accrued commissions	2,368	2,087
Accrued payroll	462	840
Accrued compensation and related benefits	$32,140	$23,792

Other current liabilities are summarized as follows:

	September 30, 2020	March 31, 2020
Sales returns reserves and other customer liabilities	$8,705	$6,395
Care services liabilities	5,405	2,307
Customer credit balances and deposits	4,159	4,260
Accrued employee benefits and withholdings	3,078	3,002
Accrued hosting costs	2,966	4,652
Accrued consulting and outside services	2,340	2,520
Accrued self insurance expense	2,153	2,054
Accrued outsourcing costs	2,036	2,378
Accrued EDI expense	1,909	3,511
Accrued legal expense	1,604	2,119
Accrued taxes payable	751	1,222
Accrued royalties	435	3,113
Other accrued expenses	3,346	3,819
Other current liabilities	$38,887	$41,352

Deferred payroll taxes	$5,535	$—
Contingent consideration related to acquisitions	1,950	1,900
Uncertain tax positions	1,203	1,203
Other liabilities	211	178
Other noncurrent liabilities	$8,899	$3,281

12. Income Taxes

The benefit of income taxes in the three months ended September 30, 2020 was $1,298, or an effective tax rate benefit of 14.2%. The provision for income taxes in the three months ended September 30, 2019 was $509, or an effective tax rate of 7.7%. The decrease in the effective tax rate for the three months ended September 30, 2020 compared to the prior year was primarily due to an increase in the tax benefit for research and development credits in which the research and development credit remained consistent on a gross basis compared to the prior year while the annualized estimated pretax book income decreased. This benefit was partially offset by higher nondeductible officer’s compensation.

The provision for income taxes in the six months ended September 30, 2020 was $318, or an effective tax rate of 3.2%. The provision for income taxes in the six months ended September 30, 2019 was $129, or an effective tax rate of 1.7%. The increase in the effective tax rate for the six months ended September 30, 2020 compared to the prior year was primarily due to the increase of nondeductible stock option tax expense.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had unrecognized tax benefits of $4,748 and $4,192 related to various federal, state and local income tax matters as of September 30, 2020 and March 31, 2020, respectively. The unrecognized benefits consisted of liabilities of $1,103 and $1,203 and reserves against deferred tax assets of $3,645 and $2,989 as of September 30, 2020 and March 31, 2020, respectively. If recognized, this amount would reduce our effective tax rate.

We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2017. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2016. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our quarterly income tax provision, as applicable.

13. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Earnings per share — Basic:
Net income	$10,455	$6,081	$9,631	$7,325
Weighted-average shares outstanding — Basic	66,688	65,401	66,493	65,209
Net income per common share — Basic	$0.16	$0.09	$0.14	$0.11

Earnings per share — Diluted:
Net income	$10,455	$6,081	$9,631	$7,325
Weighted-average shares outstanding	66,688	65,401	66,493	65,209
Effect of potentially dilutive securities	1	159	—	236
Weighted-average shares outstanding — Diluted	66,689	65,560	66,493	65,445
Net income per common share — Diluted	$0.16	$0.09	$0.14	$0.11

The computation of diluted net income per share does not include 2,787 and 1,794 options to acquire shares of common stock for the three months ended September 30, 2020 and September 30, 2019, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 2,954 and 894 options to acquire shares of common stock for the six months ended September 30, 2020 and September 30, 2019, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

14. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2020, there were 173,970 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2020, there were 2,746,980 outstanding options, 2,319,464 outstanding shares of restricted stock awards, 23,186 outstanding shares of performance stock awards, and 4,275,175 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the six months ended September 30, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2020	3,001,350	$14.83	4.7	$—
Exercised	(2,250)	12.78	3.6	$3
Forfeited/Canceled	(32,150)	17.43	3.3
Expired	(46,000)	29.17
Outstanding, September 30, 2020	2,920,950	$14.58	4.2	$24
Vested and expected to vest, September 30, 2020	2,803,474	$14.57	4.2	$24
Exercisable, September 30, 2020	2,187,861	$14.49	3.9	$23

Share-based compensation expense related to stock options was $627 and $975 for the three months ended September 30, 2020 and 2019, respectively. Share-based compensation expense related to stock options was $1,359 and $1,949 for the six months ended September 30, 2020 and 2019, respectively.

Non-vested stock option award activity during the six months ended September 30, 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	1,091,672	$5.67
Vested	(331,683)	5.34
Forfeited/Canceled	(26,900)	6.80
Outstanding, September 30, 2020	733,089	$5.78

As of September 30, 2020, $2,651 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 1.2 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2020 and 2019 was $1,771 and $1,886, respectively.

Restricted stock awards activity during the six months ended September 30, 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	2,312,780	$16.74
Granted	845,989	10.84
Vested	(693,726)	16.74
Canceled	(145,579)	15.75
Outstanding, September 30, 2020	2,319,464	$14.65

Share-based compensation expense related to restricted stock awards was $4,150 and $3,713 for the three months ended September 30, 2020 and 2019, respectively. Share-based compensation expense related to restricted stock awards was $8,189 and $7,009 for the six months ended September 30, 2020 and 2019, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of September 30, 2020, $26,955 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which 23,186 shares are currently outstanding. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $62 for both the three months ended September 30, 2020 and 2019. Share-based compensation expense related to the performance stock awards was $123 for both the six months ended September 30, 2020 and 2019.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards related to the cumulative 3-year total shareholder return was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return.  The fair value of the awards related to the revenue and adjusted earnings per share goals was estimated using a probability-adjusted target achievement rate combined with the market price of the common stock on the date of grant for the awards. Share-based compensation expense related to the performance stock unit awards tied to the revenue and adjusted earnings per share goals was not significant. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $114 for both the three months ended September 30, 2020 and 2019. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $229 for both the six months ended September 30, 2020 and 2019.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, including TSR, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $344 and $625 for the three and six months ended September 30, 2020, respectively.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of September 30, 2020, we have issued 691,031 shares under the Purchase Plan and 3,308,969 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $140 and $109 for the three months ended September 30, 2020 and 2019, respectively. Share-based compensation expense recorded for the employee share purchase plan was $304 and $231 for the six months ended September 30, 2020 and 2019, respectively.

15. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at September 30, 2020.  We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case has returned to the trial court for resolution. On July 10, 2020, we filed a motion for summary judgment, which the Court denied. Trial is now scheduled to begin on November 6, 2020. Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

17. Restructuring Plan

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2,562 of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, in the six months ended September 30, 2020 within operating expenses in our condensed consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of September 30, 2020.

In the three and six months ended September 30, 2019, we recorded $175 and $1,882 of restructuring costs, respectively, consisting primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, as part of a business restructuring plan implemented in June 2019. In connection with the June 2019 restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $1,916 and $2,405 in the three and six months ended September 30, 2019 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, Irvine and Atlanta based on projected sublease rental income and estimated sublease commencement dates. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Since the mid-March 2020 timing of government orders to shelter in place and restrict non-essential medical services, the COVID-19 pandemic has caused declines in patient volume. This has negatively impacted our revenue in the fourth quarter of 2020, most notably for purchases of software and hardware. The impact of the disruption has impacted the first half of fiscal 2021 primarily in managed services and EDI, which are volume driven. Assuming the impact of the pandemic and related restrictive measures begin to subside late in the fiscal first half, we expect that patient volume and thus revenue will likely return to more normal levels throughout late fiscal 2021. Based on our overall financial health and the opportunity in front of us, we have made some important decisions on how to approach the first two quarters of fiscal 2021, which include executing cost reductions with a primary goal of mitigating COVID-19 based impacts to earnings. Most of these cost reductions are temporary as we believe that preserving our employee base, organizational momentum, and robust capabilities for the near future will be a win for the Company and our shareholders. We believe we are well positioned as volume begins to return in the second half of the year.

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

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at September 30, 2020 and through the date of this Report. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the quarter ended September 30, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income and comprehensive income for the three and six months ended September 30, 2020 and 2019 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Recurring	89.8%	89.8%	90.5%	90.2%
Software, hardware, and other non-recurring	10.2	10.2	9.5	9.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	37.8	37.5	38.1	37.9
Software, hardware, and other non-recurring	4.3	4.9	4.5	4.8
Amortization of capitalized software costs and acquired intangible assets	7.1	6.6	7.3	6.5
Total cost of revenue	49.2	49.0	50.0	49.2
Gross profit	50.8	51.0	50.0	50.8
Operating expenses:
Selling, general and administrative	30.0	29.1	30.5	29.8
Research and development costs, net	12.6	14.7	13.3	15.7
Amortization of acquired intangible assets	0.8	0.6	0.8	0.7
Impairment of assets	0.0	1.4	0.0	0.9
Restructuring costs	0.0	0.1	0.9	0.7
Total operating expenses	43.4	46.0	45.6	47.7
Income from operations	7.4	5.0	4.5	3.1
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.8)	(0.3)	(0.8)	(0.3)
Other income (expense), net	0.0	0.2	0.0	0.0
Income before provision for (benefit of) income taxes	6.5	4.9	3.7	2.8
Provision for (benefit of) income taxes	(0.9)	0.4	0.1	0.0
Net income	7.5%	4.5%	3.6%	2.8%

Revenues

The following table presents our disaggregated revenues for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Recurring revenues:
Subscription services	$36,867	$31,411	$72,227	$61,555
Support and maintenance	38,076	39,360	76,623	79,012
Managed services	26,218	25,219	48,711	50,900
Electronic data interchange and data services	24,530	24,599	47,652	48,569
Total recurring revenues	125,691	120,589	245,213	240,036

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,014	8,258	12,754	15,353
Other non-recurring services	6,297	5,409	12,914	10,728
Total software, hardware and other non-recurring revenues	14,311	13,667	25,668	26,081

Total revenues	$140,002	$134,256	$270,881	$266,117

Recurring revenues as a percentage of total revenues	89.8%	89.8%	90.5%	90.2%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended September 30, 2020 increased $5.7 million compared to the prior year period due to a $5.1 million increase in recurring revenues and a $0.6 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was due to a $5.5 million increase in subscription services and a $1.0 million increase in managed services, partially offset by a $1.3 million decrease in support and maintenance. EDI and data services remained consistent with prior year. The increase in subscription services was primarily due to growth in subscriptions associated with patient experience and telehealth platforms, including the incremental revenues from the acquisitions of Medfusion and OTTO, our population health and analytics, and core NextGen cloud-based solutions. The increase in managed services revenue was primarily due to an increase in patient pay services revenue from our acquisition of Medfusion, higher revenues from managed cloud services related to an increase in bookings, and higher revenue cycle management revenues. Support and maintenance decreased due to client attrition and our transition to a recurring subscription-based model. The increase in non-recurring services revenue was primarily driven by the completion of professional services projects.

Consolidated revenue for the six months ended September 30, 2020 increased $4.8 million compared to the prior year period due to a $5.2 million increase in recurring revenues, partially offset by a $0.4 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was primarily driven by a $10.7 million increase in subscription services, partially offset by a $2.4 million decrease in support and maintenance, a $2.2 million decrease in managed services, and a $0.9 million decrease in EDI and data services. The increase in subscription services was primarily due to growth in subscriptions associated with patient experience and telehealth platforms, including the incremental revenues from the acquisitions of Medfusion and OTTO, our population health and analytics, core NextGen, and NextGen Office cloud-based solutions. The decrease in support and maintenance was primarily due to client attrition and our transition to a recurring subscription-based model. The decrease in managed services and EDI and data services was primarily the result of lower patient volumes directly associated with the COVID-19 pandemic. The decrease in software, hardware, and other non-recurring services revenues was due to a decrease of $2.6 million in software license and hardware revenue, partially offset by a $2.2 million increase in other non-recurring services. The decrease in software license and hardware revenue was primarily due to lower volume and size of software bookings, partially attributed to impact of the COVID-19 pandemic and our transition to a recurring subscription-based model. The increase in other non-recurring services revenue was primarily driven by the completion of professional services projects.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $31.2 million and $36.9 million for the three months ended September 30, 2020 and 2019, respectively. Total bookings were $56.8 million and $69.2 million for the six months ended September 30, 2020 and 2019, respectively.

The decrease in bookings for the three and six months ended September 30, 2020 compared to the prior year primarily reflect lower bookings of revenue cycle management, partially offset by higher subscriptions bookings associated with our patient experience and telehealth platforms.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue:
Recurring	$52,906	$50,328	$103,335	$100,868
Software, hardware, and other non-recurring	6,083	6,563	12,124	12,841
Amortization of capitalized software costs and acquired intangible assets	9,961	8,843	19,860	17,256
Total cost of revenue	$68,950	$65,734	$135,319	$130,965

Gross profit	$71,052	$68,522	$135,562	$135,152
Gross margin %	50.8%	51.0%	50.0%	50.8%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 8, "Intangible Assets" and Note 9, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

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

Share-based compensation expense included in cost of revenue was $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Share-based compensation expense included in cost of revenue was $1.0 for both the six months ended September 30, 2020 and 2019.

Gross profit for the three months ended September 30, 2020 increased $2.5 million compared to the prior year due to a $5.7 million increase in revenues as discussed above, offset by a $3.2 million increase in cost of revenue. Our gross margin decreased to 50.8% for the three months ended September 30, 2020 compared to 51.0% in the prior year.

Gross profit for the six months ended September 30, 2020 increased $0.4 million compared to the prior year period due to a $4.8 million increase in revenues as discussed above, offset by a $4.4 million increase in cost of revenue. Our gross margin decreased to 50.0% for the six months ended September 30, 2020 compared to 50.8% in the prior year.

The increase in cost of revenue for the three and six months ended September 30, 2020 compared to the prior year periods was due to higher cost of subscription services primarily related to higher hosting costs and higher salaries and benefits from increased employee headcount, higher cost of patient pay services related to the acquisition of Medfusion, higher amortization of acquired intangible assets related to our acquisitions of Topaz, Medfusion, and OTTO, and higher amortization of previously capitalized software costs from the general release of development projects, partially offset by lower costs of revenue cycle management and EDI services due to lower transactional volume.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Selling, general and administrative	$41,950	$39,046	$82,687	$79,174
Selling, general and administrative, as a percentage of revenue	30.0%	29.1%	30.5%	29.8%

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

Share-based compensation expense included in selling, general and administrative expenses was $3.8 million and $3.0 million for the three months ended September 30, 2020 and 2019, respectively. Share-based compensation expense included in selling, general and administrative expenses was $7.9 million and $6.4 million for the six months ended September 30, 2020 and 2019, respectively. The increase in share-based compensation for the six months ended September 30, 2020 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 14, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $2.9 million and $3.5 million for the three and six months ended September 30, 2020, respectively, compared to the prior year periods. These increases were primarily due to incremental personnel costs from our acquisitions and higher commissions expense, increased legal fees associated with our ongoing shareholder litigation matter, partially offset by decreases in travel and conferences and infrastructure expenses.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Gross expenditures	$24,163	$24,955	$47,997	$51,741
Capitalized software costs	(6,471)	(5,166)	(12,083)	(9,901)
Research and development costs, net	$17,692	$19,789	$35,914	$41,840

Research and development costs, as a percentage of revenue	12.6%	14.7%	13.3%	15.7%
Capitalized software costs as a percentage of gross expenditures	26.8%	20.7%	25.2%	19.1%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our condensed consolidated statements of net income and comprehensive income, and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 9, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $1.0 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively. Share-based compensation expense included in research and development costs was $1.9 million and $1.8 million for the six months ended September 30, 2020 and 2019, respectively.

Net research and development costs for the three months ended September 30, 2020 decreased $2.1 million compared to the prior year period due to $0.8 million lower gross expenditures and $1.3 million higher capitalization of software costs.

Net research and development costs for the six months ended September 30, 2020 decreased $5.9 million compared to the prior year period due to $3.7 million lower gross expenditures and $2.2 million higher capitalization of software costs.

The decreases in gross expenditures in the three and six months ended September 30, 2020 compared to the prior year periods were primarily driven by lower salaries and benefits associated with lower headcount, as well as lower spend in travel and infrastructure expenses, partially offset by higher consulting costs. Capitalization of software costs increased due to higher rates of software capitalization. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Amortization of acquired intangible assets	$1,112	$865	$2,224	$1,730

Amortization of acquired intangible assets included in operating expense consist of the amortization related to our customer relationships and trade names intangible assets acquired as part of our business combinations. Refer to Note 8, "Intangible Assets" of our notes to condensed consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three and six months ended September 30, 2020 increased $0.2 million and $0.5 million, respectively compared to the prior year periods due to additional amortization of the customer relationships and trade names intangible assets acquired from Medfusion.

Restructuring Costs and Impairment of Assets

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2.6 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, in the six months ended September 30, 2020 within operating expenses in our condensed consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of September 30, 2020.

In the three and six months ended September 30, 2019, we recorded $0.2 million and $1.9 million of restructuring costs, respectively, consisting primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, as part of a business restructuring plan implemented in June 2019. In connection with the June 2019 restructuring plan, we also vacated portions of certain leased locations and recorded impairments of $1.9 million and $2.4 million in the three and six months ended September 30, 2019 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, Irvine and Atlanta based on projected sublease rental income and estimated sublease commencement dates. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Interest and Other Income and Expense

The following table presents our interest expense for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Interest income	$12	$36	$18	$115
Interest expense	(1,135)	(387)	(2,242)	(859)
Other income (expense), net	(18)	210	(2)	77

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of September 30, 2020, we had $64.0 million of outstanding balances under the revolving credit agreement, compared to an outstanding balance of $129.0 million as of March 31, 2020 and nothing outstanding as of September 30, 2019. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for (benefit of) Income Taxes

The following table presents our provision for income taxes for the three and six months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Provision for (benefit of) income taxes	(1,298)	$509	$318	$129
Effective tax rate	(14.2)%	7.7%	3.2%	1.7%

The decrease in the effective tax rate for the three months ended September 30, 2020 compared to the prior year was primarily due to an increase in the tax benefit for research and development credits in which the research and development credit remained consistent on a gross basis compared to the prior year while the annualized estimated pretax book income decreased. This benefit was partially offset by higher nondeductible officer’s compensation.

The increase in the effective tax rate for the six months ended September 30, 2020 compared to the prior year was primarily due to the increase of nondeductible stock option tax expense.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, has resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our quarterly income tax provision, as applicable.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$10,455	$6,081	$9,631	$7,325
Net income per share:
Basic	$0.16	$0.09	$0.14	$0.11
Diluted	$0.16	$0.09	$0.14	$0.11

As a result of the foregoing changes in revenue and expense, net income for the three months ended September 30, 2020 increased $4.4 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the six months ended September 30, 2020 increased $2.3 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Cash and cash equivalents	$103,440	$42,930
Unused portion of revolving credit agreement (1)	236,000	300,000
Total liquidity	$339,440	$342,930

Net income	$9,631	$7,325
Net cash provided by operating activities	$48,032	$40,764

(1)	As of September 30, 2020, we had $64.0 million of outstanding loans under our $300.0 million revolving credit agreement.

Our outstanding borrowings under our revolving credit agreement was $64.0 million as of September 30, 2020 compared to $129.0 million as of March 31, 2020 and no outstanding borrowings as of September 30, 2019.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at September 30, 2020, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. Due to the ongoing uncertainties of the impact of the COVID-19 pandemic on the industry in which we operate, we proactively implemented certain precautionary measures, including cost containment and strengthening our cash position by increasing the outstanding borrowings under our revolving credit agreement. We borrowed an additional $50.0 million under our revolving credit agreement in April 2020 and subsequently paid down $115.0 million in the three months ended September 30, 2020 based on the reassessment of our short-term cash flow and working capital requirements. The impact of COVID-19 is rapidly evolving and widespread, and therefore, it is not possible to fully identify, measure, and predict the various impacts that COVID-19 may have on our financial condition, results of operations, cash flows, and liquidity requirements. We will continue to assess the potential effects of the COVID-19 pandemic on our business and actively manage our response accordingly.

Cash and Cash Equivalents

As of September 30, 2020, our cash and cash equivalents balance of $103.4 million compares to $138.0 million as of March 31, 2020.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Net income	$9,631	$7,325
Non-cash expenses	42,991	40,950
Cash from net income, as adjusted	$52,622	$48,275
Change in contract assets and liabilities, net	(10,825)	(67)
Change in accounts receivable	3,505	2,116
Change in other assets and liabilities	2,730	(9,560)
Net cash provided by operating activities	$48,032	$40,764

For the six months ended September 30, 2020, cash provided by operating activities increased $7.3 million compared to the prior year period, of which $4.4 million is due to higher cash from net income, as adjusted for non-cash expenses, $12.3 million due to changes in other assets and liabilities, and $1.4 million from decreases in accounts receivable, partially offset by decreases of $10.8 million from net changes in contract assets and liabilities. Net income for the six months increased $2.3 million compared to the prior year period, as described in the “Net Income” section above. Non-cash expenses increased primarily due to higher amortization of intangible assets, higher share-based compensation expense, and higher amortization of operating lease assets, partially offset by lower asset impairment charges. The increase in cash from net changes in other assets and liabilities is primarily due to higher payments of cash incentive bonuses and commissions in the prior year and an increase in the deferral of payroll taxes in the six months ended September 30, 2020, offset by an increase in income taxes receivable and a decrease in accounts payable due to timing of invoice vouchering and payment of invoices. Accounts receivable balances decreased due to continued efforts to collect and resolve aged balances, resulting in a corresponding increase in cash from collections in the six months ended September 30, 2020. The decrease in cash associated with net changes in contract assets and liabilities is primarily due to a lower level of maintenance invoicing as a result of client attrition.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2020 was $13.1 million compared with $12.6 million in the prior year period. The increase in net cash used in investing activities is primarily due to $2.5 million lower proceeds of over-funded corporate-owned life insurance policies and $2.2 million higher additions to capitalized software costs in the current year, partially offset by a $4.4 million decrease in additions to equipment and improvements.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2020 was $66.5 million compared with $12.3 million cash used in financing activities in the prior year period. The increase in cash used in financing activities is primarily due to net principal repayments of $65.0 million in the current year, compared to net principal repayments of $11.0 million in the prior year.

Contractual Obligations

We have minimum purchase commitments of $27.2 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at September 30, 2020 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2021 (remaining six months)	2022	2023	2024	2025	2026 and beyond
Operating lease obligations	$41,654	$4,802	$9,785	$9,907	$8,623	$6,631	$1,906
Remaining lease obligations for vacated properties (1)	10,315	1,599	2,935	2,255	1,677	1,337	512
Line of credit obligations (Note 10)	64,000	—	—	64,000	—	—	—
Total	$115,969	$6,401	$12,720	$76,162	$10,300	$7,968	$2,418

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Brentwood, Solana Beach, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, San Diego and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 17, “Restructuring Plan” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.2 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of September 30, 2020 was $6.1 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The impact of our uncertain tax positions is not included in the table above as the timing of expected payments is not determinable. Refer to Note 12, “Income Taxes” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

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

As of September 30, 2020, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of September 30, 2020, we had $64.0 million of outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or six months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of September 30, 2020 would result in a corresponding change in our annual interest expense of approximately $0.6 million. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of September 30, 2020, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. We filed a demurrer to the complaint, which the Court granted on April 10, 2014. An amended complaint was filed on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. We filed a demurrer to the amended complaint. On July 29, 2014, the Court sustained the demurrer with respect to the breach of fiduciary duty claim, and overruled the demurrer with respect to the fraud and deceit claims. On August 28, 2014, we filed an answer and also filed a cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company, Mr. Razin and Mr. Plochocki. Mr. Razin and Mr. Plochocki dismissed their claims against Hussein, leaving the Company as the sole plaintiff in the cross-complaint. On June 26, 2015, we filed a motion for summary judgment with respect to Hussein’s claims, which the Court granted on September 16, 2015, dismissing all of Hussein’s claims against us. On September 23, 2015, Hussein filed an application for reconsideration of the Court's summary judgment order, which the Court denied. Hussein filed a renewed application for reconsideration of the Court’s summary judgment order on August 3, 2017. The Court again denied Hussein’s application. On October 28, 2015, May 9, 2016, and August 5, 2016, Hussein filed a motion for summary judgment, motion for summary adjudication, and motion for judgment on the pleadings, respectively, seeking to dismiss our cross-complaint. The Court denied each motion. Trial on our cross-complaint began June 12, 2017. On July 26, 2017, the Court issued a statement of decision granting Hussein’s motion for judgment on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein has noticed his appeal of the order granting summary judgment over his claims, and we noticed a cross-appeal on the court’s statement of decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment against Hussein’s affirmative claims and affirmed the trial court’s judgement after a bench trial against the Company on its breach of fiduciary duty claims against Hussein. We petitioned the California Court of Appeal to rehear the matter with respect to Hussein’s affirmative claims. The Court modified its opinion but denied the Company’s rehearing petition on November 7, 2019. We filed a petition for review with the Supreme Court of California on November 18, 2019, which was denied on January 15, 2020. As a result, the case has returned to the trial court for resolution. On July 10, 2020, we filed a motion for summary judgment, which the Court denied. Trial is now scheduled to begin on November 6, 2020. Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: October 22, 2020	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2020	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: October 22, 2020	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)