Form 10-Q
period 2020-12-31
NEXTGEN HEALTHCARE, INC.
filed 2021-01-28
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of outstanding shares of the Registrant’s common stock as of January 25, 2021 was 67,002,554 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$89,523	$138,012
Restricted cash and cash equivalents	4,208	2,307
Accounts receivable, net	76,741	80,006
Contract assets	17,404	12,529
Income taxes receivable	3,397	856
Prepaid expenses and other current assets	26,074	26,305
Total current assets	217,347	260,015
Equipment and improvements, net	15,009	19,836
Capitalized software costs, net	41,090	37,004
Operating lease assets	26,268	31,004
Deferred income taxes, net	10,662	10,620
Contract assets, net of current	2,190	3,007
Intangibles, net	40,121	57,809
Goodwill	267,212	267,165
Other assets	36,000	33,656
Total assets	$655,899	$720,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,817	$10,521
Contract liabilities	48,655	56,786
Accrued compensation and related benefits	40,002	23,792
Income taxes payable	65	148
Operating lease liabilities	12,398	10,619
Other current liabilities	51,104	41,352
Total current liabilities	160,041	143,218
Deferred compensation	6,624	5,300
Line of credit	29,000	129,000
Operating lease liabilities, net of current	29,291	38,823
Other noncurrent liabilities	5,231	3,281
Total liabilities	230,187	319,622
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 67,002 and 66,134 shares at December 31, 2020 and March 31, 2020, respectively	670	661
Additional paid-in capital	297,711	282,857
Accumulated other comprehensive loss	(1,883)	(2,143)
Retained earnings	129,214	119,119
Total shareholders' equity	425,712	400,494
Total liabilities and shareholders' equity	$655,899	$720,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Recurring	$128,243	$124,787	$373,456	$364,823
Software, hardware, and other non-recurring	13,509	12,953	39,177	39,034
Total revenues	141,752	137,740	412,633	403,857
Cost of revenue:
Recurring	54,204	52,197	157,539	153,065
Software, hardware, and other non-recurring	6,800	6,975	18,924	19,816
Amortization of capitalized software costs and acquired intangible assets	9,320	8,963	29,180	26,219
Total cost of revenue	70,324	68,135	205,643	199,100
Gross profit	71,428	69,605	206,990	204,757
Operating expenses:
Selling, general and administrative	48,972	42,841	131,659	122,015
Research and development costs, net	18,197	20,026	54,111	61,866
Amortization of acquired intangible assets	1,112	964	3,336	2,694
Impairment of assets	2,215	1,948	2,215	4,353
Restructuring costs	—	546	2,562	2,428
Total operating expenses	70,496	66,325	193,883	193,356
Income from operations	932	3,280	13,107	11,401
Interest income	9	30	27	145
Interest expense	(631)	(435)	(2,873)	(1,294)
Other income (expense), net	(15)	137	(17)	214
Income before provision for (benefit of) income taxes	295	3,012	10,244	10,466
Provision for (benefit of) income taxes	(169)	(1,403)	149	(1,274)
Net income	$464	$4,415	$10,095	$11,740
Other comprehensive income:
Foreign currency translation, net of tax	171	(103)	260	(192)
Comprehensive income	$635	$4,312	$10,355	$11,548
Net income per share:
Basic	$0.01	$0.07	$0.15	$0.18
Diluted	$0.01	$0.07	$0.15	$0.18
Weighted-average shares outstanding:
Basic	66,943	65,493	66,644	65,304
Diluted	67,140	65,664	66,649	65,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended December 31, 2020
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	661	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	535	6	(1,414)	—	—	(1,408)
Stock-based compensation	—	—	5,393	—	—	5,393
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	(824)	—	(824)
Balance, June 30, 2020	66,669	667	286,836	118,295	(2,156)	403,642
Common stock issued under stock plans, net of shares withheld for taxes	65	—	(45)			(45)
Stock-based compensation			5,437			5,437
Components of other comprehensive income:
Translation adjustments					102	102
Net income				10,455		10,455
Balance, September 30, 2020	66,734	667	292,228	128,750	(2,054)	419,591
Common stock issued under stock plans, net of shares withheld for taxes	268	3	(450)			(447)
Stock-based compensation			5,933			5,933
Components of other comprehensive income:
Translation adjustments					171	171
Net income				464		464
Balance, December 31, 2020	67,002	670	297,711	129,214	(1,883)	425,712

	Nine Months Ended December 31, 2019
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	545	6	(1,311)	—	—	(1,305)
Stock-based compensation	—	—	4,891	—	—	4,891
Components of other comprehensive income:
Translation adjustments	—	—	—	—	54	54
Net income	—	—		1,244	—	1,244
Balance, June 30, 2019	65,383	654	268,488	112,865	(1,177)	380,830
Common stock issued under stock plans, net of shares withheld for taxes	53	—	44	—	—	44
Stock-based compensation	—	—	4,316	—	—	4,316
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(143)	(143)
Net income	—	—		6,081	—	6,081
Balance, September 30, 2019	65,436	654	272,848	118,946	(1,320)	391,128
Common stock issued under stock plans, net of shares withheld for taxes	265	3	(308)	—	—	(305)
Stock-based compensation	—	—	4,621	—	—	4,621
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(103)	(103)
Net income	—	—		4,415	—	4,415
Balance, December 31, 2019	65,701	657	277,161	123,361	(1,423)	399,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$10,095	$11,740
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	14,828	12,962
Amortization of debt issuance costs	532	532
Amortization of other intangibles	17,688	15,951
Change in fair value of contingent consideration	75	425
Deferred income taxes	(42)	38
Depreciation	6,088	6,453
Excess tax deficiency (benefit) from share-based compensation	870	(46)
Impairment of assets	2,215	4,353
Loss on disposal of equipment and improvements	27	41
Non-cash operating lease costs	5,153	6,254
Provision for bad debts	2,044	2,426
Restructuring costs, net of amounts paid	—	257
Share-based compensation	16,763	13,828
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	1,221	6,184
Contract assets	(4,058)	1,081
Accounts payable	(2,795)	2,323
Contract liabilities	(8,131)	(4,014)
Accrued compensation and related benefits	16,210	(1,159)
Income taxes	(3,494)	(1,821)
Deferred compensation	1,324	293
Operating lease liabilities	(10,043)	(7,142)
Other assets and liabilities	9,408	(6,588)
Net cash provided by operating activities	75,978	64,371
Cash flows from investing activities:
Additions to capitalized software costs	(18,914)	(14,785)
Additions to equipment and improvements	(1,546)	(6,951)
Acquisition related working capital adjustment payments	(206)	—
Payments for acquisitions, net of cash acquired	—	(71,605)
Proceeds from over-funded corporate-owned life insurance policies	—	2,500
Net cash used in investing activities	(20,666)	(90,841)
Cash flows from financing activities:
Proceeds from line of credit	50,000	37,000
Repayments on line of credit	(150,000)	(11,000)
Proceeds from issuance of shares under employee plans	1,997	2,076
Payments for taxes related to net share settlement of equity awards	(3,897)	(3,642)
Net cash provided by (used in) financing activities	(101,900)	24,434
Net decrease in cash, cash equivalents, and restricted cash	(46,588)	(2,036)
Cash, cash equivalents, and restricted cash at beginning of period	140,319	34,522
Cash, cash equivalents, and restricted cash at end of period	$93,731	$32,486

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,896	$2,154
Cash refunds from income taxes	129	1,576
Cash paid for interest	2,375	805
Cash paid for amounts included in the measurement of operating lease liabilities	11,561	8,494
Operating lease assets obtained in exchange for operating lease liabilities	3,107	5,858
Accrued purchases of equipment and improvements	91	44

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of December 31, 2020 and for the three and nine months ended December 31, 2020 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Coronavirus Pandemic.  In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. The extent to which COVID-19 impacts our business and financial results depends on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it impacts worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the anticipated recovery; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at December 31, 2020 and through the date of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the quarter ended December 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of comprehensive income for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Costs and expenses:
Cost of revenue	$506	$531	$1,519	$1,530
Research and development costs	1,081	963	3,024	2,808
Selling, general and administrative	4,346	3,127	12,220	9,490
Total share-based compensation	5,933	4,621	16,763	13,828
Income tax benefit	(1,433)	(1,158)	(4,002)	(3,475)
Decrease in net income	$4,500	$3,463	$12,761	$10,353

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies various topics in the Accounting Standards Codification, including the addition of existing disclosure requirements to the relevant disclosure sections. The amendments in ASU 2020-10 do not change GAAP and, therefore, are not expected to result in a significant change in practice. ASU 2020-10 should be applied retrospectively to the beginning of the period that includes the adoption date.  ASU 2020-10 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. ASU 2020-10 is effective for us in the first quarter of fiscal 2022. We do not expect the adoption of this new standard to have a material impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies the application of certain optional expedients and exceptions.  Topic 848 may be applied prospectively through December 31, 2022. We are currently evaluating the effect that ASU 2020-04 may have on our contracts that reference LIBOR, such as our amended and restated revolving credit agreement (see Note 10). We have not elected to apply any of the provisions of Topic 848, and we are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our condensed consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Recurring revenues:
Subscription services	$37,958	$33,163	$110,185	$94,718
Support and maintenance	37,914	39,936	114,537	118,948
Managed services	27,395	26,830	76,106	77,730
Electronic data interchange and data services	24,976	24,858	72,628	73,427
Total recurring revenues	128,243	124,787	373,456	364,823

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,908	7,210	20,662	22,563
Other non-recurring services	5,601	5,743	18,515	16,471
Total software, hardware and other non-recurring revenues	13,509	12,953	39,177	39,034

Total revenues	$141,752	$137,740	$412,633	$403,857

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $518,000, of which we expect to recognize approximately 12% as services are rendered or goods are delivered, 51% over the next 12 months, and the remainder thereafter.

As of December 31, 2019, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $488,800, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 46% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets, consisting of unbilled receivables, include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended December 31, 2020 and 2019, we recognized $17,469 and $14,834, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods. During the nine months ended December 31, 2020 and 2019, we recognized $57,614 and $50,981, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $27,618 as of December 31, 2020, of which $8,791 is classified as current and included as prepaid expenses and other current assets and $18,827 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended December 31, 2020 and 2019, we recognized $3,069 and $2,187, respectively, of commissions expense. During the nine months ended December 31, 2020 and 2019, we recognized $7,946 and $5,640, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

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

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	December 31, 2020	March 31, 2020
Accounts receivable, gross	$80,675	$83,555
Allowance for doubtful accounts	(3,934)	(3,549)
Accounts receivable, net	$76,741	$80,006

The following table represents the changes in the allowance for doubtful accounts, as of and for the three months ended December 31, 2020:

Balance as of September 30, 2020	$(3,909)
Additions charged to costs and expenses	(645)
Deductions	620
Balance as of December 31, 2020	$(3,934)

The following table represents the changes in the allowance for doubtful accounts, as of and for the nine months ended December 31, 2020:

Balance as of March 31, 2020	$(3,549)
Additions charged to costs and expenses	(2,044)
Deductions	1,659
Balance as of December 31, 2020	$(3,934)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2020 and March 31, 2020:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$89,523	$89,523	$—	$—
Restricted cash and cash equivalents	4,208	4,208	—	—
	$93,731	$93,731	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,975	$—	$—	$1,975
	$1,975	$—	$—	$1,975

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$138,012	$138,012	$—	$—
Restricted cash and cash equivalents	2,307	2,307	—	—
	$140,319	$140,319	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,900	$—	$—	$1,900
	$1,900	$—	$—	$1,900

(1)	Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended December 31, 2020:

Total Liabilities
Balance as of September 30, 2020	$1,950
Fair value adjustments	25
Balance as of December 31, 2020	$1,975

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the nine months ended December 31, 2020:

Total Liabilities
Balance at March 31, 2020	$1,900
Fair value adjustments	75
Balance as of December 31, 2020	$1,975

The contingent consideration liability as of December 31, 2020 and March 31, 2020 relates to the acquisition of Topaz Information Systems, LLC (see Note 6) and is reflected within other current liabilities in our condensed consolidated balance sheets. During the three and nine months ended December 31, 2020, we recorded $25 and $75 related to the accretion of the present value discount of the contingent consideration liability.

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

As part of our response to the COVID-19 pandemic and ongoing cost reduction efforts, we vacated a portion of our Irvine office and the remainder of our San Diego office. In the three months ended December 31, 2020, we recorded impairments of $2,215 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations based on projected sublease rental income and estimated sublease commencement dates.

As part of a business restructuring plan implemented in June 2019, we vacated portions of certain leased locations and recorded impairments of $1,948 and $4,353 in the three and nine months ended December 31, 2019 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, Irvine, and Atlanta based on projected sublease rental income and estimated sublease commencement dates.

The above impairment analyses were performed at the asset group level and the impairment charges were estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of comprehensive income. Total operating lease costs were $2,568 and $2,624 for the three months ended December 31, 2020 and 2019, respectively. Total operating lease costs were $7,103 and $7,675 for the nine months ended December 31, 2020 and 2019, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease costs	$2,118	$2,469	$6,302	$7,146
Short-term lease costs	6	17	19	110
Variable lease costs	568	181	1,154	518
Less: Sublease income	(124)	(43)	(372)	(99)
Total operating lease costs	$2,568	$2,624	$7,103	$7,675

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,297	$3,014	$11,561	$8,494
Operating lease assets obtained in exchange for operating lease liabilities	—	534	3,107	5,858

We have operating lease agreements for our offices in the United States and India with lease periods expiring between calendar 2020 and 2026. As of December 31, 2020, our operating leases had a weighted average remaining lease term of 3.9 years and a weighted average discount rate of 4.0%. Future minimum aggregate lease payments under operating leases as of December 31, 2020 are summarized as follows:

For the year ended March 31,
2021 (remaining three months)	$5,044
2022	11,679
2023	11,063
2024	9,201
2025	6,807
Thereafter	1,257
Total future lease payments	45,051
Less interest	(3,362)
Total lease liabilities	$41,689

6. Business Combinations

On October 4, 2019, we completed the acquisition of Topaz Information Systems, LLC ("Topaz") pursuant to the Membership Interest Purchase Agreement, dated October 4, 2019. Topaz is based in Phoenix, AZ and provides healthcare solutions to behavioral health and social services organizations that utilize the NextGen platform. Its extensive clinical content and domain expertise has been instrumental in our ability to compete and win. By combining our companies, we are positioned to provide the platform and domain expertise to deliver integrated and collaborative care in a re-energized behavioral health market. The final purchase price of Topaz is summarized in the table below. The acquisition of Topaz was funded by cash flows from operations.

On December 6, 2019, we completed the acquisition of Medfusion, Inc. (“Medfusion”) pursuant to the Agreement and Plan of Merger, dated November 12, 2019. Headquartered in Cary, North Carolina, Medfusion provides software application services which enable healthcare providers to better serve its patients through enhanced communication. Services are delivered through a standard web browser and typically include features such as appointment scheduling, patient preregistration, prescription renewal, ask a clinician, website development, patient payment, and online bill payment. Medfusion is a portal and patient pay player with a focus on ambulatory services.  The final purchase price of Medfusion is summarized in the table below. The acquisition of Medfusion was funded by a combination of borrowings against our revolving credit agreement (see Note 10) and cash flows from operations.

On December 17, 2019, we completed the acquisition of OTTO Health, LLC (“OTTO”), pursuant to the Agreement and Plan of Merger, dated December 11, 2019.  Based in Boulder, Colorado, OTTO is a telehealth platform that seamlessly integrates into electronic health records (“EHR”) systems allowing providers to have video visits with their patients as part of their normal workflows. OTTO partners closely with EHR providers to create a streamlined user experience, while maintaining the EHR and practice management system as the single source of truth. The final purchase price of OTTO is summarized in the table below. The acquisition of OTTO was funded by a combination of borrowings against our revolving credit agreement (see Note 10) and cash flows from operations.

We accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the nine months ended December 31, 2020, we recorded a $47 measurement period adjustment to Medfusion goodwill primarily related to certain working capital adjustments in the purchase price. The purchase price allocation of the Topaz, Medfusion, and OTTO acquisitions are considered final.

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

The final purchase price for the acquisitions of Topaz, Medfusion, and OTTO are summarized as follows:

	Topaz	Medfusion	OTTO
	Purchase Price	Purchase Price	Purchase Price
Initial purchase price	$8,000	$43,000	$22,000
Settlement of pre-existing net liabilities	1,671	24	19
Fair value of contingent consideration	1,850	—	—
Working capital adjustment	(344)	(148)	(59)
Total purchase price	$11,177	$42,876	$21,960

Fair value of the net tangible assets acquired and liabilities assumed:
Acquired cash and cash equivalents	$353	$204	$102
Accounts receivable	1,528	986	51
Prepaid expense and other assets	139	387	79
Equipment and improvements	194	434	—
Operating lease assets	534	—	—
Accounts payable	(224)	(1,360)	(2)
Accrued compensation and related benefits	(155)	(270)	(123)
Contract liabilities	(370)	(529)	(11)
Deferred income tax liability	—	(953)	—
Operating lease liabilities	(240)	—	—
Operating lease liabilities, net of current	(360)	—	—
Other liabilities	(102)	(443)	(26)
Total net tangible assets acquired and liabilities assumed	1,297	(1,544)	70
Fair value of identifiable intangible assets acquired:
Goodwill	5,380	23,570	19,490
Software technology	4,500	13,800	2,400
Customer relationships	—	6,800	—
Trade names	—	250	—
Total identifiable intangible assets acquired	9,880	44,420	21,890
Total purchase price	$11,177	$42,876	$21,960

Under the provisions of the Topaz acquisition, we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to Topaz achieving certain operational targets through April 2021. The initial fair value of contingent consideration of $1,850 reflects an estimated earnout payment of $2,000 on a present value basis and was estimated based on the weighted probability of achieving the operational targets utilizing assumptions and inputs from Topaz management. As of December 31, 2020, the fair value of the contingent consideration was $1,975, which reflects an adjustment of $125 related to accretion of the present value discount. Additionally, the purchase price of Topaz includes $1,671 for the settlement of pre-existing liabilities related to pre-acquisition amounts due for products and services previously purchased from us and recognized by Topaz as accounts payable.  As a result of the acquisition, these accounts payable balances were effectively settled and accounted for as additional purchase consideration.

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

7. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date.  We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. We have not identified any events or circumstances as of December 31, 2020 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of December 31, 2020 was $267,212. The carrying amount of goodwill as of March 31, 2020 was $267,165.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$91,500	$130,950
Accumulated amortization	(25,250)	(55)	(65,524)	(90,829)
Net intangible assets	$13,950	$195	$25,976	$40,121

	March 31, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(21,951)	(17)	(73,373)	(95,341)
Net intangible assets	$17,249	$233	$40,327	$57,809

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $1,112 and $964 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,344 and $4,681 for the three months ended December 31, 2020 and 2019, respectively.

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $3,336 and $2,694 for the nine months ended December 31, 2020 and 2019, respectively. Amortization expense related to software technology recorded as cost of revenue was $14,352 and $13,257 for the nine months ended December 31, 2020 and 2019, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2020:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2021 (remaining three months)	$1,112	$2,310	$3,422
2022	3,525	8,873	12,398
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026 and beyond	2,563	2,493	5,056
Total	$14,145	$25,976	$40,121

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2020	March 31, 2020
Gross carrying amount	$91,243	$75,212
Accumulated amortization	(50,153)	(38,208)
Net capitalized software costs	$41,090	$37,004

During the nine months ended December 31, 2020, we retired $2,882 of fully amortized capitalized software costs that are no longer being utilized by our client base.

Amortization expense related to capitalized software costs was $4,975 and $4,282 for the three months ended December 31, 2020 and 2019, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

Amortization expense related to capitalized software costs was $14,828 and $12,962 for the nine months ended December 31, 2020 and 2019, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2020. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2021 (remaining three months)	$8,300
2022	19,800
2023	9,600
2024	3,390
Total	$41,090

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

The Credit Agreement matures on March 29, 2023 and the full balance of the revolving loans and all other obligations under the agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of December 31, 2020.

As of December 31, 2020, we had $29,000 in outstanding loans and $271,000 of unused credit under the Credit Agreement. As of March 31, 2020, we had $129,000 in outstanding loans under the Credit Agreement.

Interest expense related to the Credit Agreement was $452 and $253 for the three months ended December 31, 2020 and 2019, respectively. Amortization of deferred debt issuance costs was $177 and $177 for the three months ended December 31, 2020 and 2019, respectively.

Interest expense related to the Credit Agreement was $2,308 and $758 for the nine months ended December 31, 2020 and 2019, respectively. Amortization of deferred debt issuance costs was $532 and $532 for the nine months ended December 31, 2020 and 2019, respectively.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$89,523	$138,012
Restricted cash and cash equivalents	4,208	2,307
Cash, cash equivalents, and restricted cash	$93,731	$140,319

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2020	March 31, 2020
Prepaid expenses	$16,145	$18,025
Capitalized commissions costs	8,791	7,053
Other current assets	1,138	1,227
Prepaid expenses and other current assets	$26,074	$26,305

Equipment and improvements are summarized as follows:

	December 31, 2020	March 31, 2020
Computer equipment	$33,493	$34,756
Internal-use software	17,882	17,796
Furniture and fixtures	11,540	12,477
Leasehold improvements	15,360	13,681
Equipment and improvements, gross	78,275	78,710
Accumulated depreciation and amortization	(63,266)	(58,874)
Equipment and improvements, net	$15,009	$19,836

Other assets are summarized as follows:

	December 31, 2020	March 31, 2020
Capitalized commission costs	$18,827	$17,537
Deposits	5,726	6,074
Debt issuance costs	1,591	2,124
Other noncurrent assets	9,856	7,921
Other assets	$36,000	$33,656

Accrued compensation and related benefits are summarized as follows:

	December 31, 2020	March 31, 2020
Accrued bonus	$20,692	$10,396
Accrued vacation	10,653	10,469
Accrued commissions	4,212	2,087
Accrued payroll and other	4,445	840
Accrued compensation and related benefits	$40,002	$23,792

Other current liabilities are summarized as follows:

	December 31, 2020	March 31, 2020
Sales returns reserves and other customer liabilities	$9,267	$6,395
Accrued employee benefits and withholdings	7,891	3,002
Accrued hosting costs	7,468	4,652
Care services liabilities	4,208	2,307
Customer credit balances and deposits	4,001	4,260
Accrued legal expense	2,820	2,119
Accrued outsourcing costs	2,112	2,378
Accrued EDI expense	1,978	3,511
Contingent consideration related to acquisitions	1,975	—
Accrued consulting and outside services	1,959	2,520
Accrued self insurance expense	1,870	2,054
Accrued royalties	982	3,113
Accrued taxes payable	726	1,222
Other accrued expenses	3,847	3,819
Other current liabilities	$51,104	$41,352

Deferred payroll taxes	$3,817	$—
Uncertain tax positions	1,203	1,203
Contingent consideration related to acquisitions	—	1,900
Other liabilities	211	178
Other noncurrent liabilities	$5,231	$3,281

12. Income Taxes

The benefit of income taxes in the three months ended December 31, 2020 was $169, reflecting an effective tax rate benefit of 57.3%. The benefit of income taxes in the three months ended December 31, 2019 was $1,403, reflecting an effective tax rate benefit of 46.6%. The increased benefit in the effective tax rate for the three months ended December 31, 2020 compared to the prior year was primarily due to an increase in the tax benefit for research and development credits whereby the research and development credit remained consistent on a gross basis compared to the prior year while annualized estimated pretax book income decreased. This benefit was partially offset by a decrease of various discrete return to provision benefits and higher nondeductible officer’s compensation.

The provision for income taxes in the nine months ended December 31, 2020 was $149, reflecting an effective tax rate of 1.5%. The benefit of income taxes in the nine months ended December 31, 2019 was $1,274, reflecting an effective tax rate benefit of 12.2%. The increase in the effective tax rate for the nine months ended December 31, 2020 compared to the prior year benefit was primarily due to the decrease of various discrete return to provision benefits, offset by an increase of nondeductible stock option expense.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

Uncertain tax positions

We had unrecognized tax benefits of $4,748 and $4,192 related to various federal, state and local income tax matters as of December 31, 2020 and March 31, 2020, respectively. The unrecognized benefits consisted of liabilities of $1,103 and $1,203 and reserves against deferred tax assets of $3,645 and $2,989 as of December 31, 2020 and March 31, 2020, respectively. If recognized, this amount would reduce our effective tax rate.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“Stimulus Bill”), signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our quarterly income tax provision, as applicable.

13. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Earnings per share — Basic:
Net income	$464	$4,415	$10,095	$11,740
Weighted-average shares outstanding — Basic	66,943	65,493	66,644	65,304
Net income per common share — Basic	$0.01	$0.07	$0.15	$0.18

Earnings per share — Diluted:
Net income	$464	$4,415	$10,095	$11,740
Weighted-average shares outstanding	66,943	65,493	66,644	65,304
Effect of potentially dilutive securities	197	171	5	212
Weighted-average shares outstanding — Diluted	67,140	65,664	66,649	65,516
Net income per common share — Diluted	$0.01	$0.07	$0.15	$0.18

The computation of diluted net income per share does not include 806 and 1,771 options to acquire shares of common stock for the three months ended December 31, 2020 and December 31, 2019, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 2,585 and 876 options to acquire shares of common stock for the nine months ended December 31, 2020 and December 31, 2019, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

14. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2020, there were 170,720 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to our 2015 Equity Incentive Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of December 31, 2020, there were 2,683,864 outstanding options, 2,375,654 outstanding shares of restricted stock awards, no outstanding shares of performance stock awards, and 2,183,732 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the nine months ended December 31, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
Employee Stock Options Summary	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2020	3,001,350	$14.83	4.7	$—
Exercised	(53,416)	16.03	4.5	$81
Forfeited/Canceled	(47,350)	18.58	3.9
Expired	(46,000)	29.17
Outstanding, December 31, 2020	2,854,584	$14.51	4.0	$10,804
Vested and expected to vest, December 31, 2020	2,777,042	$14.49	3.9	$10,559
Exercisable, December 31, 2020	2,378,995	$14.38	3.8	$9,298

Share-based compensation expense related to stock options was $603 and $976 for the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense related to stock options was $1,962 and $2,925 for the nine months ended December 31, 2020 and 2019, respectively.

Non-vested stock option award activity during the nine months ended December 31, 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Non-Vested Stock Option Award Summary	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	1,091,672	$5.67
Vested	(589,183)	5.39
Forfeited/Canceled	(26,900)	6.80
Outstanding, December 31, 2020	475,589	$5.96

As of December 31, 2020, $2,048 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.9 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2020 and 2019 was $3,175 and $3,290, respectively.

Restricted stock awards activity during the nine months ended December 31, 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	2,312,780	$16.74
Granted	1,183,863	11.78
Vested	(921,267)	16.57
Canceled	(199,722)	15.47
Outstanding, December 31, 2020	2,375,654	$14.44

Share-based compensation expense related to restricted stock awards was $4,203 and $3,364 for the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense related to restricted stock awards was $12,392 and $10,373 for the nine months ended December 31, 2020 and 2019, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of December 31, 2020, $26,728 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, all of which have vested as of December 31, 2020. The performance stock awards vest in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong Company stock price performance. Share-based compensation expense related to the performance stock awards was $61 and $62 for the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense related to the performance stock awards was $184 and $185 for the nine months ended December 31, 2020 and 2019, respectively.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards related to the cumulative 3-year total shareholder return was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return. The fair value of the awards related to the revenue and adjusted earnings per share goals was estimated using a probability-adjusted target achievement rate combined with the market price of the common stock on the date of grant for the awards. Share-based compensation expense related to the performance stock unit awards tied to the revenue and adjusted earnings per share goals was not significant. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $114 for both the three months ended December 31, 2020 and 2019. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $343 for both the nine months ended December 31, 2020 and 2019.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, including TSR, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $417 and $1,042 for the three and nine months ended December 31, 2020, respectively.

On October 26, 2020, the Compensation Committee of the Board approved 408,861 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified.  Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.25 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $429 for the three months ended December 31, 2020.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of December 31, 2020, we have issued 722,172 shares under the Purchase Plan and 3,277,828 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $105 for both the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense recorded for the employee share purchase plan was $409 and $336 for the nine months ended December 31, 2020 and 2019, respectively.

15. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at December 31, 2020. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Previously scheduled trial dates have been postponed due to the ongoing pandemic, and a new trial date has yet to be set.  Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certifications we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program and our marketing programs for such software. The investigation and requests for information relate to, among other things: (a) payments received by our clients in connection with the EHR Incentive Program, (b) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (c) EHR software code used in certifying our software and information, and (d) payments provided for the referral of EHR business. We continue to cooperate in this investigation. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. Given the highly-regulated nature of our industry, we may, from time to time, be subject to similar subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

17. Restructuring Plan

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2,562 of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, for the nine months ended December 31, 2020 within operating expenses in our condensed consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of December 31, 2020.

In the three and nine months ended December 31, 2019, we recorded $546 and $2,428 of restructuring costs, respectively, consisting primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, as part of a business restructuring plan implemented in June 2019.

18. Subsequent Events

In January 2021, we paid the remaining outstanding balance of $29,000 against the Credit Agreement.

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

COVID-19 Update

In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. We proactively responded to the pandemic by creating an executive task force to monitor the COVID-19 situation daily and immediately restricted non-essential travel and migrated to a fully remote workforce while maintaining complete operational effectiveness. Shortly thereafter, and in line with guidance provided by government agencies and international organizations, we restricted travel, mandated a work-from-home policy across our global workforce, and moved in-person client-facing events to virtual ones.

Since the COVID-19 pandemic began, numerous cases and deaths have been reported globally. In addition to the socioeconomic disruption caused by the pandemic, both treatment and suppression measures stressed the very fabric of the U.S. healthcare system in some geographies, exacerbating some of the existing challenges with capacity, balance and reimbursement. Among the measures to slow the spread of the disease and flatten the curve in line with healthcare system capacity was social/physical distancing. The need to access care while still social distancing was addressed early on with the limited use of virtual visits and was energized when the federal government reduced regulatory barriers and addressed payment parity between virtual and in-person visits. With these tailwinds, telemedicine quickly became regarded as a safer way for patients and providers to engage each other while also relieving economic pressure on the medical practice. We believe that the uptake of telemedicine will transcend COVID-19 and that virtual visits will become a permanent and important change in the way care is delivered. Keeping patients out of the transit system, out of the waiting room and away from other sick patients is simply good medicine.

We also believe that ambulatory practices will emerge from the pandemic with a clearer appreciation of the importance of business continuity and will turn to NextGen more often for managed services. Consequently, we expect to see increased subscription of our revenue cycle management services, managed hosting, and our emerging capabilities for managed clinical and administrative services.

Since the mid-March 2020 timing of government orders to shelter in place and restrict non-essential medical services, the COVID-19 pandemic caused declines in patient volume. This negatively impacted our revenue in the fourth quarter of 2020, most notably for purchases of software and hardware. The impact of the disruption also impacted the first half of fiscal 2021 primarily in managed services and EDI, which are volume driven. As the impact of the pandemic and related restrictive measures began to subside late in the fiscal 2021 first half and beyond, we expect that patient volume and thus revenue will return to more normal levels. Based on our overall financial health and the opportunity in front of us, we made some important decisions on how to approach the first two quarters of fiscal 2021, which included executing cost reductions with a primary goal of mitigating COVID-19 based impacts to earnings. Most of these cost reductions were temporary as we believed that preserving our employee base, organizational momentum, and robust capabilities for the near future will be a win for the Company and our shareholders.

Still, the broader implications of the global emergence of COVID-19 on our business, operating results, and overall financial performance remain uncertain and may depend on certain developments, including the duration and spread of the outbreak, impact on our clients and our sales cycles, impact on our partners or employees, and impact on the economic environment and financial markets, all of which are uncertain and cannot be predicted. We are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. We have observed other companies taking precautionary and preemptive actions to address COVID-19, and the effects it has had and is expected to have on business and the economy. We expect that our customers and potential customers will continue to take actions to reduce operating expenses and moderate cash flows, including by delaying sales and requesting extended billing and payment terms. We will continue to actively monitor the situation and may take further actions that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at December 31, 2020 and through the date of this Report. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the quarter ended December 31, 2020, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income and comprehensive income for the three and nine months ended December 31, 2020 and 2019 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues:
Recurring	90.5%	90.6%	90.5%	90.3%
Software, hardware, and other non-recurring	9.5	9.4	9.5	9.7
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	38.2	37.9	38.2	37.9
Software, hardware, and other non-recurring	4.8	5.1	4.6	4.9
Amortization of capitalized software costs and acquired intangible assets	6.6	6.5	7.1	6.5
Total cost of revenue	49.6	49.5	49.8	49.3
Gross profit	50.4	50.5	50.2	50.7
Operating expenses:
Selling, general and administrative	34.5	31.1	31.9	30.2
Research and development costs, net	12.8	14.5	13.1	15.3
Amortization of acquired intangible assets	0.8	0.7	0.8	0.7
Impairment of assets	1.6	1.4	0.5	1.1
Restructuring costs	0.0	0.4	0.6	0.6
Total operating expenses	49.7	48.2	47.0	47.9
Income from operations	0.7	2.4	3.2	2.8
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.4)	(0.3)	(0.7)	(0.3)
Other income (expense), net	0.0	0.1	0.0	0.1
Income before provision for (benefit of) income taxes	0.2	2.2	2.5	2.6
Provision for (benefit of) income taxes	(0.1)	(1.0)	0.0	(0.3)
Net income	0.3%	3.2%	2.4%	2.9%

Revenues

The following table presents our disaggregated revenues for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Recurring revenues:
Subscription services	$37,958	$33,163	$110,185	$94,718
Support and maintenance	37,914	39,936	114,537	118,948
Managed services	27,395	26,830	76,106	77,730
Electronic data interchange and data services	24,976	24,858	72,628	73,427
Total recurring revenues	128,243	124,787	373,456	364,823

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,908	7,210	20,662	22,563
Other non-recurring services	5,601	5,743	18,515	16,471
Total software, hardware and other non-recurring revenues	13,509	12,953	39,177	39,034

Total revenues	$141,752	$137,740	$412,633	$403,857

Recurring revenues as a percentage of total revenues	90.5%	90.6%	90.5%	90.3%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended December 31, 2020 increased $4.0 million compared to the prior year period due to a $3.5 million increase in recurring revenues and a $0.5 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was due to a $4.8 million increase in subscription services, $0.6 million increase in managed services, and $0.1 increase in EDI and data services, partially offset by a $2.0 million decrease in support and maintenance. The increase in subscription services was primarily due to growth in subscriptions associated with our patient experience and telehealth platforms, including incremental revenues from the acquisitions of Medfusion and OTTO, our NextGen Office cloud-based solutions, mobile solutions, and population health solutions, partially offset by a decrease in core NextGen SaaS solutions. The increase in managed services revenue was primarily due to an increase in hosting services and our patient pay services revenue from our acquisition of Medfusion, partially offset by a decrease in revenue cycle management revenues due to client attrition. Support and maintenance decreased due to client attrition and our transition to a recurring subscription-based model that we announced in May 2020. The increase in non-recurring services revenue was primarily driven by the completion of professional services projects.

Consolidated revenue for the nine months ended December 31, 2020 increased $8.8 million compared to the prior year period due to a $8.6 million increase in recurring revenues and a $0.2 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was primarily driven by a $15.5 million increase in subscription services, partially offset by a $4.4 million decrease in support and maintenance, $1.6 million decrease in managed services, and a $0.8 million decrease in EDI and data services. The increase in subscription services was primarily due to growth in subscriptions associated with our patient experience and telehealth platforms, including incremental revenues from the acquisitions of Medfusion and OTTO, our population health solutions, mobile solutions, connected health and interoperability solutions, NextGen Office cloud-based solutions, and core NextGen SaaS solutions. The decrease in support and maintenance was primarily due to client attrition and our transition to a recurring subscription-based model. The decrease in managed services was primarily due to client attrition and lower patient volumes directly associated with the COVID-19 pandemic, partially offset by increases in hosting services, and patient pay services related to our acquisition of Medfusion. EDI and data services decreased due to lower patient volumes directly associated with the COVID-19 pandemic. The increase in software, hardware, and other non-recurring services revenues was due to an increase of $2.1 million in other non-recurring services, partially offset by $1.9 million decrease in software license and hardware revenue. The increase in other non-recurring services revenue was primarily driven by the completion of professional services projects. The decrease in software license and hardware revenue was primarily due to our transition to a recurring subscription-based model.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $37.5 million and $30.7 million for the three months ended December 31, 2020 and 2019, respectively. The increase is due to higher subscriptions bookings associated with our patient experience and telehealth platforms, higher bookings of revenue cycle management, and higher bookings of non-recurring services.

Total bookings were $94.3 million and $99.9 million for the nine months ended December 31, 2020 and 2019, respectively. The decrease primarily reflects lower bookings of revenue cycle management, partially offset by higher subscriptions bookings associated with our patient experience and telehealth platforms.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Cost of revenue:
Recurring	$54,204	$52,197	$157,539	$153,065
Software, hardware, and other non-recurring	6,800	6,975	18,924	19,816
Amortization of capitalized software costs and acquired intangible assets	9,320	8,963	29,180	26,219
Total cost of revenue	$70,324	$68,135	$205,643	$199,100

Gross profit	$71,428	$69,605	$206,990	$204,757
Gross margin %	50.4%	50.5%	50.2%	50.7%

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

As noted above, we announced in May 2020 a move to reduce our perpetual license revenue in favor of recurring subscription revenue, which will impact our gross margin percentages as we will recognize less high-margin perpetual license revenue than we have historically, but ultimately it is expected to produce high-margin recurring revenue. When combined with the incremental amortization of capitalized software costs and acquired intangible assets, it may further reduce our expected gross margin percentage.

Share-based compensation expense included in cost of revenue was $0.5 million for both the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense included in cost of revenue was $1.5 million for both the nine months ended December 31, 2020 and 2019, respectively.

Gross profit for the three months ended December 31, 2020 increased $1.8 million compared to the prior year due to a $4.0 million increase in revenues as discussed above, offset by a $2.2 million increase in cost of revenue associated with the higher revenues. Our gross margin decreased to 50.4% for the three months ended December 31, 2020 compared to 50.5% in the prior year.

Gross profit for the nine months ended December 31, 2020 increased $2.2 million compared to the prior year period due to a $8.8 million increase in revenues as discussed above, offset by a $6.6 million increase in cost of revenue associated with the higher revenues. Our gross margin decreased to 50.2% for the nine months ended December 31, 2020 compared to 50.7% in the prior year.

The increase in cost of revenue for the three and nine months ended December 31, 2020 compared to the prior year periods was due to higher cost of subscription services primarily related to higher hosting costs and higher salaries and benefits from increased employee headcount, higher cost of patient pay services related to the acquisition of Medfusion, higher cost of hosting services due to higher sales, higher amortization of acquired intangible assets related to our acquisitions of Topaz, Medfusion, and OTTO, higher amortization of previously capitalized software costs from the general release of development projects, and higher cost of maintenance and support, partially offset by lower costs of revenue cycle management and EDI services due to lower transactional volume.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Selling, general and administrative	$48,972	$42,841	$131,659	$122,015
Selling, general and administrative, as a percentage of revenue	34.5%	31.1%	31.9%	30.2%

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

Share-based compensation expense included in selling, general and administrative expenses was $4.3 million and $3.1 million for the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense included in selling, general and administrative expenses was $12.2 million and $9.5 million for the nine months ended December 31, 2020 and 2019, respectively. The increase in share-based compensation for the three and nine months ended December 31, 2020 compared to the same prior year periods is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 14, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $6.1 million and $9.6 million for the three and nine months ended December 31, 2020, respectively, compared to the prior year periods. These increases were primarily due to increased legal fees associated with our ongoing shareholder litigation matter, increase in discretionary and annual bonus expense, and other personnel costs, partially offset by decreases in travel and conferences and acquisition costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Gross expenditures	$25,028	$24,910	$73,025	$76,651
Capitalized software costs	(6,831)	(4,884)	(18,914)	(14,785)
Research and development costs, net	$18,197	$20,026	$54,111	$61,866

Research and development costs, as a percentage of revenue	12.8%	14.5%	13.1%	15.3%
Capitalized software costs as a percentage of gross expenditures	27.3%	19.6%	25.9%	19.3%

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

Share-based compensation expense included in research and development costs was $1.1 million and $1.0 million for the three months ended December 31, 2020 and 2019, respectively. Share-based compensation expense included in research and development costs was $3.0 million and $2.8 million for the nine months ended December 31, 2020 and 2019, respectively.

Net research and development costs for the three months ended December 31, 2020 decreased $1.8 million compared to the prior year period due to $1.9 million higher capitalization of software costs, partially offset by $0.1 higher gross expenditures.

Net research and development costs for the nine months ended December 31, 2020 decreased $7.8 million compared to the prior year period due to $4.1 million higher capitalization of software costs and $3.6 million lower gross expenditures.

The decrease in gross expenditures in the nine months ended December 31, 2020 compared to the prior year period was primarily driven by lower salaries and benefits associated with lower headcount, decreased internal hosting costs, lower software and hardware costs, as well as lower spend in travel expense, partially offset by higher consulting costs and an increase in discretionary bonus expense. Capitalization of software costs increased in the three and nine months ended December 31, 2020 compared to the prior year periods due to higher rates of software capitalization. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Amortization of acquired intangible assets	$1,112	$964	$3,336	$2,694

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

Amortization of acquired intangible assets for the three and nine months ended December 31, 2020 increased $0.1 million and $0.6 million, respectively compared to the prior year periods due to additional amortization of the customer relationships and trade names intangible assets acquired from Medfusion.

Restructuring Costs and Impairment of Assets

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2.6 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, for the nine months ended December 31, 2020 within operating expenses in our condensed consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of December 31, 2020.

In the three and nine months ended December 31, 2019, we recorded $0.5 million and $2.4 million of restructuring costs, respectively, consisting primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, as part of a business restructuring plan implemented in June 2019.

As part of our response to the COVID-19 pandemic and ongoing cost reduction efforts, we vacated a portion of our Irvine office and the remainder of our San Diego office. In the three months ended December 31, 2020, we recorded impairments of $2.2 million to our operating right-of-use assets and certain related fixed assets associated with the vacated locations based on projected sublease rental income and estimated sublease commencement dates. In connection with the June 2019 restructuring plan, we vacated portions of certain leased locations and recorded impairments of $1.9 million and $4.4 million in the three and nine months ended December 31, 2019 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Horsham, St. Louis, Irvine, and Atlanta based on projected sublease rental income and estimated sublease commencement dates. The impairment analyses were performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Interest and Other Income and Expense

The following table presents our interest expense for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Interest income	$9	$30	$27	$145
Interest expense	(631)	(435)	(2,873)	(1,294)
Other income (expense), net	(15)	137	(17)	214

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of December 31, 2020, we had $29.0 million of outstanding balances under the revolving credit agreement, compared to an outstanding balance of $129.0 million as of March 31, 2020 and $37.0 outstanding as of December 31, 2019. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for (benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three and nine months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Provision for (benefit of) income taxes	(169)	$(1,403)	$149	$(1,274)
Effective tax rate	(57.3)%	(46.6)%	1.5%	(12.2)%

The increased benefit in the effective tax rate for the three months ended December 31, 2020 compared to the prior year was primarily due to an increase in the tax benefit for research and development credits whereby the research and development credit remained consistent on a gross basis compared to the prior year while the annualized estimated pretax book income decreased. This benefit was partially offset by a decrease of various discrete return to provision benefits and higher nondeductible officer’s compensation.

The increase in the effective tax rate for the nine months ended December 31, 2020 compared to the prior year benefit was primarily due to the decrease of various discrete return to provision benefits, offset by an increase of nondeductible stock option expense.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“Stimulus Bill”), signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our quarterly income tax provision, as applicable.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$464	$4,415	$10,095	$11,740
Net income per share:
Basic	$0.01	$0.07	$0.15	$0.18
Diluted	$0.01	$0.07	$0.15	$0.18

As a result of the foregoing changes in revenue and expense, net income for the three months ended December 31, 2020 decreased $4.0 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the nine months ended December 31, 2020 decreased $1.6 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Cash and cash equivalents	$89,523	$26,790
Unused portion of revolving credit agreement (1)	271,000	263,000
Total liquidity	$360,523	$289,790

Net income	$10,095	$11,740
Net cash provided by operating activities	$75,978	$64,371

(1)	As of December 31, 2020, we had $29.0 million of outstanding loans under our $300.0 million revolving credit agreement.

Our outstanding borrowings under our revolving credit agreement was $29.0 million as of December 31, 2020 compared to $129.0 million as of March 31, 2020 and $37.0 million as of December 31, 2019.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at December 31, 2020, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. Due to the ongoing uncertainties of the impact of the COVID-19 pandemic on the industry in which we operate, we proactively implemented certain precautionary measures, including cost containment and strengthening our cash position by increasing the outstanding borrowings under our revolving credit agreement. We borrowed an additional $50.0 million under our revolving credit agreement in April 2020 and subsequently paid down $150.0 million in the nine months ended December 31, 2020 based on the reassessment of our short-term cash flow and working capital requirements. The impact of COVID-19 is rapidly evolving and widespread, and therefore, it is not possible to fully identify, measure, and predict the various impacts that COVID-19 may have on our financial condition, results of operations, cash flows, and liquidity requirements. We will continue to assess the potential effects of the COVID-19 pandemic on our business and actively manage our response accordingly.

Cash and Cash Equivalents

As of December 31, 2020, our cash and cash equivalents balance of $89.5 million compares to $138.0 million as of March 31, 2020 and $26.8 million as of December 31, 2019.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net income	$10,095	$11,740
Non-cash expenses	66,241	63,474
Cash from net income, as adjusted	$76,336	$75,214
Change in contract assets and liabilities, net	(12,189)	(2,933)
Change in accounts receivable	1,221	6,184
Change in all other assets and liabilities	10,610	(14,094)
Net cash provided by operating activities	$75,978	$64,371

For the nine months ended December 31, 2020, cash provided by operating activities increased $11.6 million compared to the prior year period, primarily due to increases of $24.7 million in changes in other assets and liabilities, and $1.1 million higher cash from net income, as adjusted for non-cash expenses, partially offset by decreases of $9.3 million from net changes in contract assets and liabilities, and $5.0 million from decreases in accounts receivable. The increase in cash from net changes in other assets and liabilities is primarily due to higher accruals of discretionary and annual merit bonuses, an increase in accrued hosting costs, and the deferral of payroll taxes associated with the CARES Act in the nine months ended December 31, 2020, offset by a decrease in cash from changes in accounts payable due to timing of invoice payments, changes in income taxes receivable, and the net impact of the early termination of our San Diego lease on our lease liabilities. Net income for the nine months decreased $1.6 million compared to the prior year period, as described in the “Net Income” section above. Non-cash expenses increased primarily due to higher share-based compensation expense, higher amortization of capitalized software costs, and higher amortization of intangible assets, partially offset by lower asset impairment charges and lower amortization of right-of-use assets. The decrease in cash associated with net changes in contract assets and liabilities is primarily due to timing differences between client invoicing and revenue recognition, lower level of maintenance invoicing as a result of client attrition and completion of professional service projects. Accounts receivable balances continued to decrease from our efforts to collect and resolve aged balances, resulting in a corresponding increase in cash provided by operating activities of $1.2 million and $6.2 million in the nine months ended December 31, 2020 and 2019, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2020 was $20.7 million compared with $90.8 million in the prior year period. The decrease in net cash used in investing activities is primarily due to $71.6 million of cash paid for acquisitions (net of cash acquired) in the prior year and a $5.4 million decrease in additions to equipment and improvements, partially offset by $4.1 million lower additions to capitalized software costs and $2.5 million lower proceeds of over-funded corporate-owned life insurance policies in the current year.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2020 was $101.9 million compared with $24.4 million cash provided by financing activities in the prior year period. The increase in cash used in financing activities is primarily due to net principal repayments of $100.0 million in the current year, compared to net borrowings of $26.0 million in the prior year.

Contractual Obligations

We have minimum purchase commitments of $47.5 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at December 31, 2020 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2021 (remaining three months)	2022	2023	2024	2025	2026 and beyond
Operating lease obligations	$32,152	$2,044	$8,351	$8,414	$7,106	$5,050	$1,187
Remaining lease obligations for vacated properties (1)	12,899	3,000	3,328	2,649	2,095	1,757	70
Line of credit obligations (Note 10)	29,000	—	—	29,000	—	—	—
Total	$74,051	$5,044	$11,679	$40,063	$9,201	$6,807	$1,257

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Brentwood, Solana Beach, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. The above amounts also include the impact of the early lease termination of our San Diego lease. Refer to Note 17, “Restructuring Plan” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.3 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of December 31, 2020 was $6.6 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

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

As of December 31, 2020, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of December 31, 2020, we had $29.0 million of outstanding loans under our revolving credit agreement. The revolving borrowings under our revolving credit agreement bear interest at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 0%, (ii) the rate of interest publicly announced by the administrative agent as its prime rate in effect at its principal office in New York City, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one, two, three or nine months Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or nine months (as selected by us) Eurodollar deposits plus 1.00%, plus, in each case, an applicable margin based on our total leverage ratio from time to time, ranging from 0.50% to 1.50% for base rate loans, and from 1.50% to 2.50% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR, due to our loans under the revolving credit agreement. A one hundred basis point (1.00%) change in the interest rate on our outstanding loans as of December 31, 2020 would result in a corresponding change in our annual interest expense of approximately $0.3 million. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of December 31, 2020, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Previously scheduled trial dates have been postponed due to the ongoing pandemic, and a new trial date has yet to be set.  Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certifications we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program and our marketing programs for such software. The investigation and requests for information relate to, among other things: (a) payments received by our clients in connection with the EHR Incentive Program, (b) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (c) EHR software code used in certifying our software and information, and (d) payments provided for the referral of EHR business. We continue to cooperate in this investigation. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. Given the highly-regulated nature of our industry, we may, from time to time, be subject to similar subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

ITEM 1A.	RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Second Amended and Restated Bylaws of NextGen Healthcare, Inc., effective January 26, 2021.		8-K	3.1	27-Jan-21
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: January 27, 2021	By:	/s/ John R. Frantz
John R. Frantz
Chief Executive Officer (Principal Executive Officer)

Date: January 27, 2021	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: January 27, 2021	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)