Form 10-K
period 2021-03-31
NEXTGEN HEALTHCARE, INC.
filed 2021-05-27
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

NEXTGEN HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)
3525 Piedmont Rd., NE Building 6, Suite 700 Atlanta, GA (Address of principal executive offices)	30305 (Zip Code)

(404) 467-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NXGN	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2020: $704,935,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $12.74 per share)*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 24, 2021 was 67,031,182 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement related to the 2021 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2021 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

NEXTGEN HEALTHCARE, INC.

2021 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this "Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Company Overview

NextGen Healthcare is a leading provider of software and services that empower ambulatory healthcare practices to manage the risk and complexity of delivering care in the rapidly evolving U.S. healthcare system. Our combination of technological breadth, depth and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives including: population health, care management, patient outreach, telemedicine, and nationwide clinical information exchange.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans Service Organizations (“VSOs”), and Dental Service Organizations (“DSOs”). Our clients include some of the largest and most progressive multi-specialty groups in the country. With the addition of behavioral health to our medical and oral health capabilities, we continue to extend our share not only in Federally Qualified Health Centers (“FQHCs”), but also in the growing integrated care market.

NextGen Healthcare has historically enhanced our offering through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform (i.e., patient portal, self-scheduling, and patient pay) capabilities and OTTO Health, LLC for its integrated virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018. Our principal executive offices are located at 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Industry and Regulatory Background, Market Opportunity, and Trends

Over the last decade, the ambulatory healthcare market has experienced significant regulatory change, which has driven the need for improved technology to enable practice transformation. Recognizing it was imperative to digitize the U.S. health system to stem the escalating cost of healthcare and improve the quality of care being delivered, Congress enacted the Health Information Technology for Economic and Clinical Health Act in 2009 (“HITECH Act”). The legislation stimulated healthcare organizations to not only adopt electronic health records, but to use them to collect discrete data that could be used to drive quality care. This standardization supported early pay-for-reporting and pay-for-performance programs.

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

Importantly, the introduction of VBC programs was only an element of the broader approach to reducing healthcare expenditure. The drive to reduce costs initially led to consolidation in the healthcare system that was followed by a significant shift of care from the inpatient to lower cost outpatient setting. Among other factors, consumerism is set to play a major role in driving volume increases outside of the hospital. In addition, providers continue to seek new tools and means to connect with patients in new ways. Patients are expecting care to be personalized and tailored to their preferences and are seeking much greater transparency about the costs for visits, medications, and procedures as well as improved convenience and access to care. Along with the continued expansion of telehealth, there will be growth in technologies which facilitate the digital connection between patient and provider.

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

Although the HITECH Act led to the meaningful adoption of electronic health records, many in the healthcare industry were dissatisfied with the level of exchange of health information between different providers and across different software platforms. With the passing of the MACRA law in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified electronic health records (“EHR") technology. Then, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed and signed into law. Among many other policies, the law includes numerous provisions intended to encourage nationwide interoperability.

In January 2020, the U.S. Department of Health and Human Services (“HHS”) officially declared that a public health emergency (“PHE”) existed as a result of the COVID-19 pandemic. Then, in March and April 2020, HHS issued a series of rules and orders to offer healthcare providers flexibility or waivers from certain regulatory requirements during the PHE.

Among other changes, HHS and the Centers for Medicare and Medicaid Services (“CMS”) eliminated the patient geographic and originating site restrictions for Medicare telehealth services that outside of the PHE restrict the services to patients in rural geographic areas who are physically present at a healthcare facility at the time of service.  Other flexibilities authorized CMS to reimburse telehealth visits at the same payment rates as in-person office visits during the PHE.  State Medicaid programs and commercial insurers instituted similar policies to promote virtual visits as an alternative to in-person care during the pandemic.

Now, looking beyond the eventual end of the PHE, Congress is considering legislation that would make some of these temporary telehealth policies permanent. In April 2021, bipartisan legislation was introduced in both the U.S. House of Representatives and the U.S. Senate that would permanently expand Medicare’s telehealth services program to all geographies and allow patients to receive services from their homes.

In March 2020, the HHS Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which implements the key interoperability provisions included in the Cures Act. The rule calls on developers of certified EHRs to adopt standardized application programming interfaces (“APIs”) and to meet a list of other new certification and maintenance of certification requirements in order to retain approved federal government certification status.

The ONC rule also implements the information blocking provisions of the Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified HIT developers found to be in violation of “information blocking.”

The $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) was signed into law in late March 2020.  While this law created the “Paycheck Protection Program” for small businesses, which would include many physician groups, the CARES Act also increased funding for the Public Health and Social Services Emergency Fund by $127 billion, with $100 billion of that earmarked to reimburse eligible hospitals and healthcare providers for healthcare-related expenses or lost revenues not otherwise reimbursed that are directly attributable to COVID-19. The law also provided $1.32 billion in supplemental funding to community health centers.

The Consolidated Appropriations Act, 2021 was passed by Congress and signed into law in December 2020. This $2.3 trillion legislative package combines the $1.4 trillion fiscal year 2021 appropriations bills with a $900 billion coronavirus aid package. The law adds $3 billion in additional funding for HHS’s Provider Relief Fund, which was established by the CARES Act (March 2020) and previously funded with $175 billion to reimburse providers for healthcare related expenses and lost revenue attributable to the pandemic. The law also provides a three-year extension (federal fiscal years 2021, 2022, 2023) of federal grant funding for community health centers and provides $4.25 billion in supplemental grant funding for substance abuse disorder, mental health, and behavioral health programs run by HHS’s Substance Abuse and Mental Health Services Administration (“SAMHSA”).  Support for telehealth services was included through provisions that permanently remove Medicare’s patient geographic and site limitations and an appropriation of $250 million for the Federal Communications Commission’s (“FCC’s”) COVID-19 Telehealth Program, which grants non-profit healthcare providers financial support to implement telehealth solutions.

In March 2021, President Joe Biden signed into law the $1.9 trillion American Rescue Plan Act. This legislation includes additional coronavirus-related relief measures and is the latest in a series of pandemic-related aid legislation enacted since March 2020. Among other provisions, this law provides $7.6 billion in supplemental federal grant funding for FQHCs. As a comparison, the CARES Act provided $1.3 billion in supplemental federal grant funding for FQHCs. In addition, this law provides $3.5 billion in funding for block grant programs that address mental health and substance use disorders and are administered by HHS’s SAMHSA.

The new regulations will require significant compliance efforts for not only HIT companies, networks, and exchanges, but also for healthcare providers. However, the Cures Act also creates opportunities for improving care delivery and outcomes through increased data exchange between providers and easier patient access to their own health information. Key to unlocking these benefits is the introduction of new Fast Healthcare Interoperability Resources (“FHIR”) standards, which ONC requires certified HIT companies to adopt through APIs. Meanwhile, CMS is requiring hospitals to provide electronic admission, discharge and transfer notification to other healthcare facilities, providers and designated care team members. All healthcare providers are required to comply with the information blocking rules as of the initial April 5, 2021 compliance date.  As of December 31, 2022, providers participating in federal programs that require the use of certified HIT will need to use the new “2015 Edition

Cures Update” certified version of EHR software to comply with the Cures Act certification requirements. Through enhanced interoperability functionality and standardized APIs, the Spring ‘21 release of NextGen® Enterprise will help healthcare providers meet these dual mandates included in the Cures Act.

Refer also to the discussion of regulatory risks within “Item 1A. Risk Factors” for governmental regulations and policies that may affect our business.

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

In recent years, there has been incremental investment to improve the delivery of behavioral healthcare. One of the central drivers of this investment has been the opioid epidemic which claims more than 80,000 lives a year in the United States. The integrated care model prevalent in FQHCs, a model which calls for integration of behavioral health and primary care in single care settings, has also gained momentum. Both behavioral health and the integrated care workflows require broad, purpose built, tailored HIT capabilities, many of which are supported by the NextGen Healthcare platform. As a result of the COVID-19 pandemic, ambulatory practices have come to appreciate the importance of business continuity, particularly in administrative business functions which are non-core to medical care and may turn to NextGen Healthcare more often for managed services.

COVID-19 Pandemic

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

The need to access care while still social distancing was addressed early on with the limited use of telemedicine (also known as virtual visits) and was energized when the federal government reduced regulatory barriers and addressed payment parity between virtual and in-person visits. With these tailwinds, telemedicine quickly became regarded as a safer way for patients and providers to engage each other while also relieving economic pressure on the medical practice. We believe that the uptake of telemedicine will transcend COVID-19 and that virtual visits will become a permanent and important change in the way care is delivered. Keeping patients out of the transit system, out of the waiting room and away from other sick patients is simply good medicine.

Since the mid-March 2020 timing of government orders to shelter in place and restrict non-essential medical services, the COVID-19 pandemic caused declines in patient volume. This negatively impacted our revenue in the fourth quarter of fiscal 2020, most notably for purchases of software and hardware. The impact of the disruption also impacted the first half of fiscal 2021, primarily in managed services and EDI, which are volume driven. During this challenging and uncertain period, we made some important decisions, including cost reduction activities with a primary goal of preserving cash and protecting the employee base. Most of these cost reductions were temporary as we believed that preserving our employee base, organizational momentum, and robust capabilities was the right decision for the Company and our shareholders. As the impact of the pandemic and related restrictive measures began to subside in the second half of fiscal 2021, patient volume has returned to close to pre-pandemic levels, and thus revenue returned to more normal levels. At present, we are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. We continue to monitor the broader implications of the global COVID-19 pandemic and may take further actions that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

Our Strategy

We empower the transformation of ambulatory care by delivering solutions that enable groups to be successful under all models of care, including emerging value-based care models that include down-side risk. We primarily serve organizations that provide care in an ambulatory setting and do so across diverse practice sizes, specialties, and business models.  Furthermore, we support the advances in integrated care that focuses on the whole person. Our platform is uniquely positioned to successfully enable our clients to expand access to care, enhance the coordination and management of care, and optimize patient outcomes through an integrated medical record that extends across their medical, mental, and oral health and care needs.

Effective and frictionless interoperability is essential to all models of care. Our experience powering many of the nation’s Health Information Exchanges (“HIE’s”) places us in a unique position to enable our clients to leverage this technology to lower the cost of care and improve the patient and provider experience by providing an integrated community patient record.

Patient experience is directly correlated to patient engagement and an engaged patient is a key to positive outcomes. Today’s patient is also an active consumer of their healthcare, each searching for the best experience. Our platform enables our clients to create a personalized care experience that enhances trust and drives patient loyalty.

Our longstanding success in the ambulatory market has enabled us to build significant expertise across many relevant disciples that are clients actively request. We partner with our clients to operate and optimize their IT systems and operations, enhance revenue cycle processes, service line expansion and operations, as well as advise on long-term strategy.

As one of the leading healthcare information technology players in the U.S. ambulatory marketplace, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through the market’s transformation. We expect to continue to empower the transformation of care through the following strategic priorities:

•	Be a learning organization and transform ahead of the industry
•	Be a trusted advisor for our customers and prospects
•	Deliver breadth, depth and configurability to enable our clients to effectively execute their strategies
•	Use automation to drive unwanted variability and cost from our clients’ operations
•	Drive real innovation in patient experience and patient-provider interactions
•	Help our clients be recognized as interoperability leaders in their regions and areas of specialty
•	Integrate new capabilities (whether organic or inorganic) more quickly and successfully than others.

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

NextGen® PxP Portal – Drives patient engagement and satisfaction with easy, intuitive, 24/7 access to payments, scheduling, complete personal health information, and communication. It facilitates and simplifies comprehensive information exchange, offering anytime, anywhere access from PCs, tablets, and smart phones.

NextGen® Patient Self Scheduling – A fully-integrated self-scheduling application that empowers patients to schedule the visit that works best for them with configurations that allow the practice to control virtually every facet of that interaction from visit-specific screening questions to provider-specific scheduling preferences.

NextGen® Pay – Allows patients one integrated solution that delivers an integrated point of sale, credit card on file, automated payment collection, online and mobile compatible automated phone pay and kiosk payments.

NextGen Virtual Visits™ – Delivers a tightly integrated, bi-directional telehealth experience that allows patients to have a virtual visit with their own provider’s care team. The solution allows for screen-sharing, document passing, in-visit chat, one-touch access to interpretive services, and a "no-login" experience for patients.

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

NextGen® Enterprise EHR – Our electronic health records solution stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and reporting and data analysis tools. Recognized as the #1 Electronic Medical Record (EMR) (11-75 Physicians) in the 2021 Best in KLAS Report.

NextGen® Mobile – Enables physicians and other caregivers to quickly and easily create relevant documentation within the EHR without sacrificing productivity. A true EHR mobile experience, the platform provides a fast, easy way for caregivers to view and share real-time clinical content and complete key tasks directly from their mobile device.

NextGen® Office – A cloud-based EHR and PM solution for physicians and medical billing services designed to meet the specific needs of smaller practices.

NextGen® Behavioral Health Suite – This platform integrates comprehensive physical, behavioral, and oral health in one software solution. This solution includes packet navigation, content for residential treatment programs, and electronic medication administration record (eMAR) and bed board solutions. Supported by a team of subject matter experts, this solution also provides automation, effortless interoperability, and analytics-driven medical and behavioral health workflows.

NextGen® Orthopedic Suite – This offering supports orthopedic providers with tools, capabilities, and comprehensive ortho-specific clinical content that’s configurable to individual treatment preferences. The solution also includes point-and-click documentation of injury, exams, goals, treatments, and plans with image-enabled integrated PACS.

QSIDental Web® and QSIDental PM® – Provides dental group practices with secure and scalable, cloud-based clinical and practice management solutions. Clinical features include ePrescribing, mobile access to schedules, charts and patient demographics, template clinical notes, perio charting and referral management. Practice management solutions offer online patient registration, electronic claims submission and multiple-office appointment scheduling from any location.

Financial Management Solutions are comprised of software and provides key analytics that allow clients to drive healthy, predictable financial outcomes. More than just billing and collection services, financial management involves all functions that effectively capture revenue at the lowest cost, while providing an efficient experience for the patient. Financial management solutions help practices improve performance and correct operational inefficiencies, while enhancing the practice’s financial outcomes throughout the revenue cycle.

NextGen® Enterprise PM – Our practice management offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support. It was recognized as the #1 Practice Management Solution (11-75 Physicians) for three consecutive years - 2019, 2020 and 2021 Best in KLAS Report.

NextGen® Clearinghouse Solutions – Automates the exchange of electronic data among providers, payers and patients. Included in this offering are insurance eligibility, authorizations, electronic claims, remittance, patient appointment reminders, and electronic statements.

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

NextGen® Population Health Core – Delivers robust capabilities for core population health insights using integrated clinical and claims data to support both broad and deep analysis for populations of interest (attribute visualization, risk stratification, gaps in care, etc.).

NextGen® Population Health Value Management – Supports proactive value-based contract management including in-network utilization management network design (geospatial view of network), clinical variation analysis, and a wide range of resource utilization metrics.

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

NextGen Healthcare provides real-world solutions to our clients to help them achieve their strategic objectives. Often, but not always, those software solutions are augmented with key services. Through these services we enable clients to perform better financially and focus on their primary mission of providing efficient and high-quality patient care. We believe COVID-19 will increase client appetite to outsource non-core services and that NextGen Healthcare is well-positioned to be their partner in these areas.

Managed Services

NextGen® Managed Cloud Services – Our scalable, cloud hosting services reduce the burden of information technology expertise from our clients and speed implementations, simplify upgrades, cut technology costs significantly and provide 24/7 monitoring and support by a broad and constantly expanding team of technical experts

NextGen® Revenue Cycle Management Services – Includes billing and collections, electronic claims submission and denials management, electronic remittance and payment posting and accounts receivable follow-up. Our dedicated account management model helps make NextGen Healthcare a top-performing provider of RCMS as reported in the 2020 KLAS Ambulatory RCM Services Report.

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

Proprietary Rights

We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, and contractual restrictions to establish and protect proprietary rights in our products and services. To protect our proprietary rights, we enter into confidentiality agreements and invention assignment agreements with our employees with whom such controls are relevant. In addition, we include intellectual property protective provisions in our client and other third-party contracts and control access to software, documentation and other proprietary information. However, because the software industry is characterized by rapid technological change, we believe such factors as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

We rely on intellectual property obtained from third parties for certain components of our products and services. These components enhance our products and services and help meet evolving client needs. The failure to license any necessary technology, or to maintain our existing licenses, could result in reduced functionality of or reduced demand for our products.

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

Privacy and Security

Our business operations involve hosting, storing, processing and transmitting confidential information including patient health information and payment card information. In addition to single-tenant environments, we operate unified, multi-tenant platforms that offer reliability, scalability, performance, security and privacy for our clients. Our infrastructure resides in several geographically diverse regions across the United States. We maintain a comprehensive security program designed to help safeguard the confidentiality, integrity and availability of our clients’ data, which includes both organizational and technical control measures and the security and privacy of our service offerings. We also have systems in place to monitor the safety of patient information as well as procedures designed to take immediate action in the event of a security incident.

We have the industry’s most well-respected certifications starting with Health Information Trust Alliance (“HITRUST”) Common Security Framework (“CSF”), which provides a process to standardize Health Insurance Portability and Accountability Act (“HIPAA”) compliance and coordinate it with other national and international data security frameworks and many state laws. We also maintain Payment Card Industry Data Security Standard (“PCI-DSS”) Level 1 Service Provider, which allows us to minimize our clients’ PCI scope. In addition, we are a DirectTrust Health Information Service Provider (“HISP”) while maintaining compliance with Security Organization Control 2, or SOC 2 Type II, across the domains of Privacy, Security, Confidentiality, and Availability. These audits and certifications help with our client’s third-party assurance programs to ensure we are meeting or exceeding HIPAA and other regulatory guidelines.

While we have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption, security incident, or breach, these safeguards may not prevent future cybersecurity incidents or breaches. We have a comprehensive and documented Information Security Management Program designed to secure the data within our infrastructure and provide appropriate reporting disclosure, and response which also includes testing for assurance. In addition, all of our associates are required to complete annual cybersecurity training, HIPAA training, and PCI DSS training. These training modules are reviewed annually to ensure compliance with the latest regulatory guidelines, laws, and industry best practices. All policies and procedures are made available to all employees through a Company intranet, and acknowledgement of these is required at time of hire. Our Privacy Policy is made available for our customers on a public facing website.

Managing Cybersecurity Risks

Our business operations involve hosting, storing, processing and transmitting confidential information including patient health information. We have implemented physical, technical, and administrative safeguards designed to help protect our systems, in the event of a system interruption, security incident, or breach. However, these safeguards may not prevent future cybersecurity incidents or breaches. We have a comprehensive and documented Information Security Management Program designed to secure the data within our infrastructure and provide appropriate reporting disclosure, and response. Some incidents require us to notify our clients, executive team, and our Board of Directors. This notification process is documented and tested.

We have a comprehensive training and awareness program which includes on-going awareness simulations, required training, supplemental training and cross-functional incident response testing. In addition, all of our associates are required to complete annual cybersecurity training, HIPAA training, and PCI DSS training. These training modules are reviewed annually to ensure compliance with the latest regulatory guidelines, laws, and industry best practices. Training modules include information on how our associates can ensure they are meeting our security requirements while working in a remote environment.

Risk assessment is the component of our internal control environment that involves identifying and analyzing risks (both internal and external) relevant to achieving business objectives. We have implemented operational processes to identify and manage risks that could affect our availability to provide reliable services. These processes require management to identify significant risks inherent in providing services for clients and to implement appropriate measures to monitor and manage these risks. Annually, we re-evaluate and determine appropriate amounts of cybersecurity insurance required based on business and privacy impact assessments. A bona fide annual risk assessment, per HIPAA guidelines, is performed and validated by a third‐party company. The third‐party assessor conducts interviews with key stakeholders and performs penetration testing, evidence collection and on‐site analysis. Formal rating systems determine if remediation strategies are warranted, and if so, a remediation plan is enacted. This report is reviewed and approved by the Chief Information Security Office (“CISO”) and reported to the appropriate upper management and Board of Directors. Meetings are conducted by the information systems team weekly to review and identify risks through the change management process. Meetings are held to ensure that projects, risks, compliance, federal regulations and personnel are in line with Company goals regarding security and compliance. Continuity and resiliency planning are based on National Institute of Standards and Technology (“NIST”) cybersecurity best practices and tested no less than annually.

A comprehensive assurance program is maintained with oversight by our CISO, which is included with the company procurement gating process.  Administrative and technical assessments are conducted prior to contract signing with any third-party.  On-going risk-based reviews are conducted and reported to executive leadership. The Company’s control consciousness is influenced significantly by its Board of Directors and Audit Committee. While the management of our business is delegated to the management team, the Board of Directors oversees management’s execution of the Company’s business activities.

Research and Development

The healthcare information systems and services industry is characterized by rapid technological change, requiring us to engage in continuing investments in our research and development to update, enhance and improve our systems. This includes expansion of our software and service offerings that support pay-for-performance and value-based contracting initiatives around accountable care organizations, bringing greater ease of use and intuitiveness to our software products, enhancing our managed cloud and hosting services to lower our clients' total cost of ownership, expanding our interoperability and enterprise analytics capabilities, and furthering development and enhancements of our portfolio of specialty-focused templates within our electronic health records software.

Sales and Marketing

We sell and market our products primarily through a direct sales force and to a significantly lesser extent, through a reseller channel. NextGen Healthcare also provides solutions to networks of practices such as MSOs, IPAs, ACOs, ambulatory care centers (“ACCs”), and community health centers (“CHCs”). Our direct sales force is comprised of sales executives and account executives, who seek to understand the client strategy and identify the opportunities in their practice and build both a multistage roadmap to reach the desired end state. For large clients, we use both inside and outside sales where efforts are a mix of on-site as well as web based. For smaller clients, efforts are all inside sales via web and phone, all of whom deliver presentations to potential clients by demonstrating our systems and capabilities either on prospective client’s premises or through video meeting and web-based presentations. System demonstrations for mobile workflow and analytics solutions are more web-based as these offerings tend to be targeted to larger practices. Both the direct and reseller channel salesforces concentrate on multi-product/solution sales opportunities. Our sales and marketing employees identify prospective clients through a variety of means, including: a healthcare data and analytics platform, search engine optimization and value exchange content on nextgen.com; digital advertising; direct mail and email campaigns; referrals from existing clients and industry consultants; contacts at professional society meetings and trade shows (online and in person); webinars; public relations and social media campaigns; and telemarketing. Resources have shifted more heavily to digital marketing as we meet potential clients where they are and how they shop for services. Additionally, we focus on thought leadership and content marketing to highlight our industry knowledge, expertise and the successes of our diverse client base. On the larger end of the range, our sales cycle can vary significantly and typically ranges from six to 18 months from initial contact to contract execution. Smaller practices on NextGen Office tend to have significantly shorter sales cycles ranging in weeks. Historically, software licenses were delivered to clients upon receipt of an order and we received up-front licensing fees. Implementation and training services are typically rendered based on a mutually agreed upon timetable. Moving forward, we expect more of our transactions to move to subscriptions. Clients have the option to purchase hosting and maintenance services, which are invoiced on a monthly, quarterly or annual basis. Subscriptions are delivered electronically after the agreement is signed. They generally include implementation and are typically billed monthly after implementation or based on volume or throughput. We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi-specialty organizations to small-single specialty practices in high-opportunity specialty segments.

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended March 31, 2021, 2020 and 2019. In addition, software license sales to resellers represented less than 10% of total revenue for each of the years ended March 31, 2021, 2020 and 2019. Substantially all of our clients are located in the United States.

Human Capital

Workforce Statistics

As of March 31, 2021, NextGen Healthcare had approximately 2,564 full-time employees, approximately 714 of whom were based in Bangalore, India with the remainder located in the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

Talent Recruitment

We recognize and value our employees as unique contributors through their entire journey at NextGen Healthcare. As such, we have a thoughtful and tailored approach to attracting, developing and retaining talent. We seek highly qualified applicants from a variety of sources with an increased focus on recruiting diverse talent. To ensure transparency and with a desire to mitigate bias, we conduct panel and round robin interviews for hiring and promotion. Discover NextGen, our adventure-based onboarding experience, provides a deep and broad picture of the organization with recognition that employees’ first few weeks on the job potentially cement their commitment to the company and culture.

Talent Retention and Development

We provide a career framework for our employees enabling their career development either within a single career track or through the ability to traverse multiple career ladders as they refine or optimize their development. Our Talent Community connects interested employees with internal functional subject matter experts to share job information including knowledge and skills required for advancement. We are committed to developing our employees through a culture of learning. We maintain an organizational development group focused on all aspects of employee development, including management and leadership through our LEAD framework and skill building. We also sponsor 24/7 on-demand training for employee certifications and relevant career-based skillsets and provide education reimbursement for continued education.

Diversity

We recognize our responsibility and strategic opportunity to champion varied viewpoints, culture and expertise. Our Diversity, Equity & Inclusion strategy includes goals around recruiting, retaining and developing diverse employees and leaders in the Company. Our Employee Resource Groups (“ERGs”) focus their efforts on career, culture, market and community. These ERGs include: AAPI (Asian American Pacific Islander), ABLED (Awareness Benefiting Leadership & Employees About Disabilities), beiNG (Black Equity and Inclusion at NextGen), Cultural Diversity, Generational and Allies, LatinX. LGBTQ+, Military/Veterans and Allies, Remote Engagement, Working Parents, and Women-In-Tech. Our ERGs communicate directly with senior leadership through Listening Sessions with our CEO and other C-level executives. We also provide and promote employee training on harassment prevention, cultivating a respectful workplace and elimination of unconscious bias. We regularly engage with our Board of Directors on strategies, participation, and impact of these initiatives.

Employee Compensation

In recognition of the competitive talent landscape, we have a standing subcommittee on Total Rewards. Our comprehensive approach to compensation includes performance-based merit and bonus rewards. Additionally, long term incentives, 401(k) plan and match, and the Employee Stock Purchase Plan round out our reward strategy. To ensure we support pay equity, we conduct compensation analyses semi-annually in alignment with pay equity training for managers.

Culture and Engagement

NextGen Healthcare understands the vital importance of engaged employees to create a high potential community. We closely track our engagement and culture scores through an annual VOTE (Voice of The Employee) survey and on a monthly basis through our Employee Experience Monitor. We provide our team members with safe and confidential channels to voice concerns and receive a response and ensure they have access to members of our executive leadership team. Employees receive training on ethics and our code of conduct, including how to make reports on our ethics hotline. Our regularly scheduled Town Halls with all employees have become a vital part of our culture of community building. Our Board of Directors receive regular updates on employee engagement and satisfaction issues.

We believe that supporting community and volunteer service among our employees builds a strong culture and caring leaders. Each year, we sponsor NextGen Days of Caring during which our employees can volunteer for external charitable organizations. Our NextGen Cares program also allows employees to donate vacation time to help colleagues who have experienced natural disaster or tragedy. We also encourage our employees to participate in volunteer activities by providing the benefit of paid time off to volunteer through our Volunteer Time Off program.

Our Bangalore development center in India, under the leadership of its Corporate Social Responsibility Committee, conducts community relations activities every quarter to advance and support women’s empowerment, improve health, support education and help fight poverty.

Health & Safety

Our health and welfare plans reflect our desire to support our employees in a holistic way. Our healthcare plans are the cornerstone of the program, supplemented with additional insurance, an Employee Assistance Program, and time off plans including PTO, sick leave and parental leave. We also support our employees’ well-being through an integrated online platform that offers a variety of ‘campuses’ such as Family Care, Financial, New Hire, Wellness and Life Events. The campuses provide resources and access to certain programs/benefits relating to childcare, children of aging parents, gym membership, health coaching and more.

COVID-19

Our immediate and most pressing concern regarding the COVID-19 pandemic was and continues to be the safety and well-being of our employees and their families. Commencing in March 2020, we implemented immediate safety measures to protect our employees, including transitioning the vast majority of our employees to remote work and implementing policies and procedures to protect the health and safety of our employees who have continued on-site work. Our virtual business productivity team keeps our employees engaged with resources to help adapt to working remotely, remain productive and avoid burnout. Our business continuity health and safety team regularly share information and guidance on all pandemic updates through our internal health and safety communication channel.

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

Risks Related to COVID-19

The novel coronavirus (“COVID-19”) pandemic has adversely impacted and could continue to adversely impact the business, results of operations, financial condition, liquidity and cash flows of us and our clients. The COVID-19 global pandemic and efforts to control its spread have had an ongoing impact on our operations, including India where we have significant operations, as well as on the operations of our healthcare clients. For example, commencing in March 2020, the COVID-19 pandemic caused declines in patient volumes, which negatively impacted our revenue in the fourth quarter of fiscal 2020, most notably for purchases of software and hardware. The impact of the disruption also impacted the first half of fiscal 2021, primarily in managed services and EDI, which are volume driven.

We may experience further negative financial impact due to a number of factors, including without limitation:

•	Social, economic, and labor instability in India which is experiencing a severe COVID-19 resurgence and where we have significant operations;
•	A general decline in business activity including the impact of our clients’ office closures;
•	A disproportionate impact on the healthcare groups and other healthcare professionals with whom we contract;
•	Financial pressures on our clients, which may in turn result in their deferment of purchase decisions, or a delay in collections or non-payment;
•	Declines in new business bookings as our clients reduce or delay purchasing decisions;
•	Extensions of the length of sales and implementation cycles;
•	Disruptions to our supply chains and our third-party vendors, partners, and suppliers; and
•	The potential negative impact on the health or productivity of employees, especially if a significant number of them are impacted.

The extent to which the COVID-19 pandemic will continue to impact our financial condition and results of operations will depend on future developments, which are highly uncertain and difficult to predict, including but not limited to the duration and severity of the pandemic, resurgences or additional “waves” of outbreaks of the virus in various jurisdictions (including new strains or mutations of the virus), the impact of the pandemic on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the effectiveness of vaccines. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of the global or U.S. economic impact and any recession that has occurred or may occur in the future. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital markets. The COVID-19 pandemic may also have the effect of heightening many of the other risks described below, such as those relating to our products and services, sales cycles and implementation schedules, the retention of key employees, financial performance and debt obligations.

Risks Related to Our Business

We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition and price of our stock. The markets for healthcare information systems are intensely competitive, and we face significant competition from a number of different sources. Several of our competitors have substantially greater name recognition and financial, technical, product development and marketing resources than we do. Some of our larger competitors, who have greater scale than we do, have and may continue to become more active in our markets both through internal development and acquisitions. Moreover, we expect that competition will continue to increase as a result of potential incentives provided by government programs and as a result of consolidation in both the IT and healthcare industries. Transaction induced pressures, or other related factors may result in price erosion or other negative market dynamics that could adversely affect our business, results of operations, financial condition and price of our stock.

Competitive pressures and other factors, such as new product introductions by us or our competitors, may result in price or market share erosion that could adversely affect our business, results of operations and financial condition. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response or user needs to changing market conditions or client requirements, our business, results of operations and financial condition may be adversely affected. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products. If we fail to distinguish our offerings from other options available to healthcare providers, the demand for and market share of our offerings may decrease. In response to increasing market demand, we are currently developing new generations of targeted software products. There can be no assurance that we will successfully develop these new software products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices for our products and services. As the healthcare information systems market evolves, saturation of this market with our products or our competitors' products could limit our revenues and opportunities for growth. There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, the number of market participants decreases and competition to provide products and services like ours will become more intense. Our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems, or, if we were forced to reduce our prices, could adversely affect our business, results of operations and financial condition.

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

We have acquired companies, and may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. Historically, we have acquired numerous businesses, technologies, and products. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following: (i) failure to achieve projected synergies and performance targets; (ii) potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives, which could adversely affect our results of operations and financial condition; (iii) using cash as acquisition currency may adversely affect interest or investment income, which may in turn adversely affect our earnings and /or earnings per share; (iv) unanticipated expenses or difficulty in fully or effectively integrating or retaining the acquired technologies, software products, services, business practices, management teams or personnel, which would prevent us from realizing the intended benefits of the acquisition; (v) failure to maintain uniform standard controls, policies and procedures across acquired businesses; (vi) difficulty in predicting and responding to issues related to product transition such as development, distribution and client support; (vii) the assumption of known and unknown liabilities; (viii) the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, regulatory risks, compliance risks, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies; and (ix) the possibility that acquired assets become impaired, or that acquired assets lead us to determine that existing assets become impaired, requiring us to take a charge to earnings which could be significant. A failure to successfully integrate acquired businesses or technology could, for any of these reasons, have an adverse effect on our financial condition and results of operations.

Our failure to manage growth could harm our business, results of operations and financial condition. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We have also expanded our overall software development, marketing, sales, client management and implementation and training capacity, and may do so in the future. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on the operation of our business. The failure of our management to effectively manage expansion in our business could have an adverse effect on our business, results of operations and financial condition.

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

We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations. We invest significant resources in the research and development of new and enhanced software products and services. Over the last few years we have incurred, and will continue to incur, significant internal research and development expenses, a portion of which have been and may continue to be recorded as capitalized software costs. We cannot provide assurances that we will be successful in our efforts to plan, develop, sell or implement new software products that meet client expectations, which could result in an impairment of the value of the related capitalized software costs, an adverse effect on our financial condition and operating results and a negative impact the future of our business. Additionally, we cannot be assured that we will continue to capitalize software development costs to the same extent as we have done to date, as the result of changes in development methodologies and other factors. To the extent that we capitalize a lower percentage of total software development costs, our earnings could be reduced.

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

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (“MU”) and the Physician Quality Reporting System (“PQRS”) programs, (b) EHR software code used in certifying our software and information, and (c) payments provided for the referral of EHR business. Since 2017, we have received multiple additional requests for documents and information involving these and related topics. We have responded to each request and continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

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

We face risks related to litigation advanced by a former director and shareholder of ours. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Previously scheduled trial dates have been postponed due to the ongoing pandemic, and a new trial date has been set for July 6, 2021.  Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. Following briefing and a hearing at the liability phase of the arbitration, the arbitrator held that Hussein is entitled to indemnification for “expenses” (as that term is defined in Hussein’s indemnification agreement with NextGen) incurred in defense of NextGen’s cross-complaint against him. The arbitrator reserved all other claims related to costs and damages for a second phase of the arbitration. The parties are briefing the remaining issues in the indemnification matter and a hearing has been scheduled for June 10, 2021.

Although we believe the claim to be without merit, our operating results and share price may be negatively impacted due to the negative publicity, expenses incurred in connection with our defense, management distraction, and/or other factors related to this litigation. In addition, litigation of this nature may negatively impact our ability to attract and retain clients and strategic partners, as well as qualified board members and management personnel.

Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit agreement, our operations may be interrupted and our business and financial results could be adversely affected. On March 12, 2021, we entered into a revolving credit agreement with various lenders, secured by substantially all of our and our material domestic subsidiaries’ existing and future property. The credit agreement includes certain customary covenants that impose restrictions on our business and financing activities that could limit our operations or flexibility to take certain actions. The credit agreement also contains certain customary affirmative covenants requiring us to maintain specified levels of financial performance. Our ability to comply with these covenants may be affected by events that could be beyond our control. A breach of these covenants could result in an event of default under the credit agreement which, if not cured or waived, could result in the indebtedness becoming immediately due and payable, which in turn could result in material adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain financing in the future. In addition, our credit agreement’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of our Company and shareholders.

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

Certain healthcare professionals who use our SaaS products will directly enter health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations, govern collection, dissemination, use and confidentiality of patient-identifiable health information, including: (i) state and federal privacy and confidentiality laws; (ii) our contracts with clients and partners; (iii) state laws regulating healthcare professionals; (iv) Medicaid laws; (v) HIPAA and related rules proposed by CMS; (vi) CMS standards for internet transmission of health data and (vii); and The 21st Century Cures Act.

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

Risks Related to Regulation

There is significant uncertainty in the healthcare industry in which we operate, and the current governmental laws and regulations as well as any future modifications to the regulatory environment, may adversely impact our business, financial condition and results of operations. The healthcare industry is subject to changing political, economic, legal and regulatory influences that may affect the procurement processes and operation of healthcare facilities. A number of federal and state laws, including laws prohibiting the submission of false or fraudulent claims, apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules.

During the past several years, the healthcare industry has also been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

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

Other regulatory provisions included in the ONC Cures Act final rule could create compliance costs and/or regulatory risks for the company. Because these regulations are subject to future changes and/or significant enforcement discretion by federal agencies, the ultimate impact of these regulations is unknown.

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

Although we believe that our service offerings will meet the requirements of HITECH and MACRA to allow our clients to qualify for financial incentives and avoid financial penalties for implementing and using our services, there can be no guaranty that our clients will achieve meaningful use (or its equivalent under MACRA’s Merit Based Incentive Payment System, Promoting Interoperability) or actually receive such planned financial incentives for our services. Where clients have relied on our software as being certified according to applicable HITECH Act technical standards, we may face liability related to any incentive that the physicians received in reliance upon such certification if this certification were to be challenged.  Failure to maintain this certification under the HITECH Act could also jeopardize our relationships with customers who are relying upon us to provide certified software and will make our products and services less attractive to customers than the offerings of other EHR vendors who maintain certification of their products.

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

Several of our solutions also support Accountable Care Organizations (“ACOs”). In 2020, Medicare’s largest ACO program, the Shared Savings Program, consisted of 517 ACOs serving 11.2 million assigned beneficiaries across the country. In December 2018, the Centers for Medicare & Medicaid Services (“CMS”) issued a final rule that dramatically redesigns and sets a new direction for Shared Savings Program, renaming it “Pathways to Success.”  Because it is unknown how ACOs will react to CMS’s Pathways to Success program redesign and several of the redesigned program’s policies will not be fully implemented for ACOs until 2021, we cannot predict the impact the regulatory change will have on our clients and our business, including where we are alleged to have not appropriately complied with these regulations.

We may be subject to false or fraudulent claim laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our revenue cycle management services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers and have an adverse effect on our business. Determination by a court that we have violated the False Claims Act (“FCA”) may subject us to treble damages, plus mandatory civil penalties for each separate false claim.  Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. It is possible that resolution of one or any combination of more than one legal matter could result in a material adverse impact on our financial position or results of operations.

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

Additionally, under the False Claims Act FCA, the federal government allows private individuals to file a complaint or otherwise report actions alleging the defrauding of the federal government by an entity. These suits, known as qui tam actions or “whistleblower” suits may be brought by, with only a few exceptions, any private citizen who believes that he has material information of a false claim that has not been previously disclosed. If the federal government intervenes, the individual that filed the initial complaint may share in any settlement or judgment. If the federal government does not intervene in the action, the whistleblower plaintiff may pursue its allegation independently. Some states have adopted similar state whistleblower and false claims provisions. Qui tam actions under the FCA and similar state laws may lead to significant fines, penalties, settlements or other sanctions, including exclusion from Medicare or other federal or state healthcare programs.

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

One of our current directors is a significant shareholder, which makes it possible for him to have significant influence over the outcome of all matters submitted to our shareholders for approval and which influence may be alleged to conflict with our interests and the interests of our other shareholders. One of our directors is a significant shareholder who beneficially owns approximately 15% of the outstanding shares of our common stock at March 31, 2021. California law and our Bylaws permit our shareholders to cumulate their votes, the effect of which is to provide shareholders with sufficiently large concentrations of our shares the opportunity to assure themselves one or more seats on our Board of Directors. The amounts required to assure a seat on our Board of Directors can vary based upon the number of shares outstanding, the number of shares voting, the number of directors to be elected, the number of “broker non-votes,” and the number of shares held by the shareholder exercising the cumulative voting rights. In the event that cumulative voting is invoked, it is possible that any significant shareholders will each have sufficient votes to assure themselves of one or more seats on our Board of Directors. With or without cumulative voting, any significant shareholders will have substantial influence over the outcome of all matters submitted to our shareholders for approval, including the election of our directors and other corporate actions. This influence may be alleged to conflict with our interests and the interests of our other shareholders. In addition, such influence by a significant shareholder could have the effect of discouraging others from attempting to acquire our Company or create actual or perceived governance instabilities that could adversely affect the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Atlanta, Georgia. We believe that our existing facilities are in good condition and adequate for our current business requirements. Should we continue to grow, we may be required to lease or acquire additional space. We believe that suitable additional space is available, if needed, at commercially reasonable market rates and terms.

As of March 31, 2021, we leased an aggregate of approximately 541,900 square feet of space with lease agreements expiring at various dates, of which approximately 336,200 square feet of space are utilized for continuing operations and 205,700 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as described further in Note 6, "Leases" of our notes to consolidated financial statements included elsewhere in this Report:

	Square Feet	Notes
Primary Operating Locations
Bangalore, India	137,700	(2)
Irvine, California	47,900
St. Louis, Missouri	42,300
Hunt Valley, Maryland	34,000
Horsham, Pennsylvania	32,000	(2)
Atlanta, Georgia	27,000	(1) (2)
Fairport, New York	15,300
Total Primary Operating Locations	336,200

Vacated or Subleased Locations, or Portions Thereof
Horsham, Pennsylvania	78,000
Irvine, California	35,200
North Canton, Ohio	22,100
Cary, North Carolina	19,400
Solana Beach, California	12,000
Phoenix, Arizona	11,400
Brentwood, Tennessee	10,500
St. Louis, Missouri	8,600
Atlanta, Georgia	8,500
Total Vacated or Subleased Locations	205,700

Total Leased Properties	541,900

(1)	Location of our principal executive offices
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

Additionally, we are subject to the regulation and oversight of various federal and state governmental agencies that enforce fraud and abuse programs related to the submission of fraudulent claims for reimbursement from governmental payers. We have received, and from time to time may receive, inquiries or subpoenas from federal and state agencies. Under the False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against entities that submit, or cause to be submitted, fraudulent claims for reimbursement. Qui tam or whistleblower actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. We refer you to the discussion of regulatory and litigation risks within “Item 1A. Risk Factors” and to Note 16, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of current legal proceedings.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded under the symbol “NXGN” on the NASDAQ Global Select Market.  At May 24, 2021, there were approximately 633 holders of record of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2021 assuming $100 was invested on March 31, 2016 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextGen Healthcare, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
Mar-16
Mar-17
Mar-18
Mar-19
Mar-20
Mar-21
NextGen Healthcare, Inc.
Nasdaq Composite
Nasdaq Computer & Data Processing

*	$100 invested on March 31, 2016 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations (“MD&A”), including discussions of our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” as set forth herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC").

This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K ("Report") in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period. For information regarding the year ended March 31, 2019, including a year-to-year comparison of our financial condition and results of operations for the years ended March 31, 2020 and March 31, 2019, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020.

Company Overview

NextGen Healthcare is a leading provider of software and services that empower ambulatory healthcare practices to manage the risk and complexity of delivering care in the rapidly evolving U.S. healthcare system. Our combination of technological breadth, depth and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives including: population health, care management, patient outreach, telemedicine, and nationwide clinical information exchange.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans Service Organizations (“VSOs”), and Dental Service Organizations (“DSOs”). Our clients include some of the largest and most progressive multi-specialty groups in the country. With the addition of behavioral health to our medical and oral health capabilities, we continue to extend our share not only in Federally Qualified Health Centers (“FQHCs”), but also in the growing integrated care market.

NextGen Healthcare has historically enhanced our offering through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC (“Topaz”) for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. (“Medfusion”) for its Patient Experience Platform (i.e., patient portal, self-scheduling, and patient pay) capabilities and OTTO Health, LLC (“OTTO”) for its integrated virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018. Our principal executive offices are located at 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Industry and Regulatory Background, Market Opportunity, and Trends

Over the last decade, the ambulatory healthcare market has experienced significant regulatory change, which has driven the need for improved technology to enable practice transformation. Recognizing it was imperative to digitize the U.S. health system to stem the escalating cost of healthcare and improve the quality of care being delivered, Congress enacted the Health Information Technology for Economic and Clinical Health Act in 2009 (“HITECH Act”). The legislation stimulated healthcare organizations to not only adopt electronic health records, but to use them to collect discrete data that could be used to drive quality care. This standardization supported early pay-for-reporting and pay-for-performance programs.

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

Importantly, the introduction of VBC programs was only an element of the broader approach to reducing healthcare expenditure. The drive to reduce costs initially led to consolidation in the healthcare system that was followed by a significant shift of care from the inpatient to lower cost outpatient setting. Among other factors, consumerism is set to play a major role in driving volume increases outside of the hospital. In addition, providers continue to seek new tools and means to connect with patients in new ways. Patients are expecting care to be personalized and tailored to their preferences and are seeking much greater transparency about the costs for visits, medications, and procedures as well as improved convenience and access to care. Along with the continued expansion of telehealth, there will be growth in technologies which facilitate the digital connection between patient and provider.

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

Although the HITECH Act led to the meaningful adoption of electronic health records, many in the healthcare industry were dissatisfied with the level of exchange of health information between different providers and across different software platforms. With the passing of the MACRA law in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified electronic health records (“EHR") technology. Then, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed and signed into law. Among many other policies, the law includes numerous provisions intended to encourage nationwide interoperability.

In March 2020, the HHS Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which implements the key interoperability provisions included in the Cures Act. The rule calls on developers of certified EHRs to adopt standardized application programming interfaces (“APIs”) and to meet a list of other new certification and maintenance of certification requirements in order to retain approved federal government certification status.

The ONC rule also implements the information blocking provisions of the Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the Cures Act, HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified HIT developers found to be in violation of “information blocking.”

The new regulations will require significant compliance efforts for healthcare providers, information networks, exchanges, and HIT companies. However, the Cures Act also creates opportunities for improving care delivery and outcomes through increased data exchange between providers and easier patient access to their own health information. Key to unlocking these benefits is the introduction of new Fast Healthcare Interoperability Resources (“FHIR”) standards, which ONC requires certified HIT companies to adopt through APIs. Meanwhile, CMS is requiring hospitals to provide electronic admission, discharge and transfer notification to other healthcare facilities, providers and designated care team members.

Refer also to the discussion of regulatory risks within “Item 1A. Risk Factors” for governmental regulations and policies that may affect our business.

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

In recent years, there has been incremental investment to improve the delivery of behavioral healthcare. One of the central drivers of this investment has been the opioid epidemic which claims more than 80,000 lives a year in the United States. The integrated care model prevalent in FQHCs, a model which calls for integration of behavioral health and primary care in single care settings, has also gained momentum. Both behavioral health and the integrated care workflows require broad, purpose built, tailored HIT capabilities, many of which are supported by the NextGen Healthcare platform. As a result of the COVID-19 pandemic, ambulatory practices have come to appreciate the importance of business continuity, particularly in administrative business functions which are non-core to medical care and may turn to NextGen Healthcare more often for managed services.

COVID-19 Pandemic

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

The need to access care while still social distancing was addressed early on with the limited use of telemedicine (also known as virtual visits) and was energized when the federal government reduced regulatory barriers and addressed payment parity between virtual and in-person visits. With these tailwinds, telemedicine quickly became regarded as a safer way for patients and providers to engage each other while also relieving economic pressure on the medical practice. We believe that the uptake of telemedicine will transcend COVID-19 and that virtual visits will become a permanent and important change in the way care is delivered. Keeping patients out of the transit system, out of the waiting room and away from other sick patients is simply good medicine.

Since the mid-March 2020 timing of government orders to shelter in place and restrict non-essential medical services, the COVID-19 pandemic caused declines in patient volume. This negatively impacted our revenue in the fourth quarter of fiscal 2020, most notably for purchases of software and hardware. The impact of the disruption also impacted the first half of fiscal 2021, primarily in managed services and EDI, which are volume driven. During this challenging and uncertain period, we made some important decisions, including cost reduction activities with a primary goal of preserving cash and protecting the employee base. Most of these cost reductions were temporary as we believed that preserving our employee base, organizational momentum, and robust capabilities was the right decision for the Company and our shareholders. As the impact of the pandemic and related restrictive measures began to subside in the second half of fiscal 2021, patient volume has returned to close to pre-pandemic levels, and thus revenue returned to more normal levels. At present, we are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. We continue to monitor the broader implications of the global COVID-19 pandemic and may take further actions that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2021 and through the date of this Report. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the year ended March 31, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

Our Strategy

We empower the transformation of ambulatory care by delivering solutions that enable groups to be successful under all models of care, including emerging value-based care models that include down-side risk. We primarily serve organizations that provide care in an ambulatory setting and do so across diverse practice sizes, specialties, and business models.  Furthermore, we support the advances in integrated care that focuses on the whole person. Our platform is uniquely positioned to successfully enable our clients to expand access to care, enhance the coordination and management of care, and optimize patient outcomes through an integrated medical record that extends across their medical, mental, and oral health and care needs.

Effective and frictionless interoperability is essential to all models of care. Our experience powering many of the nation’s Health Information Exchanges (“HIE’s”) places us in a unique position to enable our clients to leverage this technology to lower the cost of care and improve the patient and provider experience by providing an integrated community patient record.

Patient experience is directly correlated to patient engagement and an engaged patient is a key to positive outcomes. Today’s patient is also an active consumer of their healthcare, each searching for the best experience. Our platform enables our clients to create a personalized care experience that enhances trust and drives patient loyalty.

Our longstanding success in the ambulatory market has enabled us to build significant expertise across many relevant disciples that are clients actively request. We partner with our clients to operate and optimize their IT systems and operations, enhance revenue cycle processes, service line expansion and operations, as well as advise on long-term strategy.

As one of the leading healthcare information technology players in the U.S. ambulatory marketplace, we plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities as we guide our clients through the market’s transformation. We expect to continue to empower the transformation of care through the following strategic priorities:

•	Be a learning organization and transform ahead of the industry
•	Be a trusted advisor for our customers and prospects
•	Deliver breadth, depth and configurability to enable our clients to effectively execute their strategies
•	Use automation to drive unwanted variability and cost from our clients’ operations
•	Drive real innovation in patient experience and patient-provider interactions
•	Help our clients be recognized as interoperability leaders in their regions and areas of specialty
•	Integrate new capabilities (whether organic or inorganic) more quickly and successfully than others.

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2021 and 2020 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2021	2020
Revenues:
Recurring	90.3%	90.6%
Software, hardware, and other non-recurring	9.7	9.4
Total revenues	100.0	100.0
Cost of revenue:
Recurring	38.1	38.0
Software, hardware, and other non-recurring	4.8	5.0
Amortization of capitalized software costs and acquired intangible assets	6.6	6.6
Total cost of revenue	49.5	49.5
Gross profit	50.5	50.5
Operating expenses:
Selling, general and administrative	32.4	30.6
Research and development costs, net	13.6	15.4
Amortization of acquired intangible assets	0.8	0.8
Impairment of assets	1.0	2.3
Restructuring costs	0.5	0.5
Total operating expenses	48.2	49.5
Income from operations	2.3	0.9
Interest income	0.0	0.0
Interest expense	(0.6)	(0.4)
Other income (expense), net	0.0	0.2
Income before benefit of income taxes	1.7	0.8
Benefit of income taxes	0.0	(0.6)
Net income	1.7%	1.4%

Revenues

The following table presents our consolidated revenues for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Recurring revenues:
Subscription services	$148,403	$127,602
Support and maintenance	152,956	158,619
Managed services	103,138	104,549
Electronic data interchange and data services	98,322	98,543
Total recurring revenues	502,819	489,313

Software, hardware, and other non-recurring revenues:
Software license and hardware	28,825	27,270
Other non-recurring services	25,177	23,656
Total software, hardware and other non-recurring revenues	54,002	50,926

Total revenues	$556,821	$540,239

Recurring revenues as a percentage of total revenues	90.3%	90.6%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the year ended March 31, 2021 increased $16.6 million compared to the prior year due to a $13.5 million increase in recurring revenues and a $3.1 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was primarily due to $20.8 million higher subscription services driven by incremental revenue from our patient experience and virtual visits platforms acquired from Medfusion and OTTO, combined with growth in subscriptions associated with our population health and analytics, mobile, connected health, core NextGen, and NextGen Office cloud-based solutions. The increase in recurring revenues from the higher subscription services was partially offset by $5.7 million lower support and maintenance revenue from client attrition and our transition to a subscription-based revenue model. Managed services revenue declined $1.4 million related to declines in cash and collections and revenue cycle management (“RCM”) bookings that were largely impacted by the COVID-19 pandemic and client attrition, partially offset by higher managed cloud services revenues and incremental patient pay services revenue acquired from Medfusion. Total software, hardware, and other non-recurring revenues increased primarily due to $1.6 million higher software license and hardware sales from increased bookings and $1.5 million increase in other non-recurring services related to the completion of professional services projects.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $129.4 million for the year ended March 31, 2021 compared to $130.9 million in the prior year, primarily reflecting a decline in RCM bookings, as noted above, partially offset by higher bookings of subscriptions associated with our patient experience and virtual visits platforms.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Cost of revenue:
Recurring	$212,199	$205,057
Software, hardware, and other non-recurring	26,457	26,904
Amortization of capitalized software costs and acquired intangible assets	36,768	35,478
Total cost of revenue	$275,424	$267,439

Gross profit	$281,397	$272,800
Gross margin %	50.5%	50.5%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 9, "Intangible Assets" and Note 10, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

Share-based compensation expense included in cost of revenue was $2.0 million and $2.1 million for the years ended March 31, 2021 and 2020, respectively.

Gross profit for the year ended March 31, 2021 increased $8.6 million compared to the prior year while our gross margin percentage remained consistent at 50.5% for the year ended March 31, 2021 compared to the prior year period. The increase in gross profit was primarily due to higher revenues as discussed above, partially offset by an increase in cost of revenue associated with the higher revenues and higher amortization of previously capitalized software development costs.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Selling, general and administrative	$180,529	$165,174
Selling, general and administrative, as a percentage of revenue	32.4%	30.6%

Selling, general and administrative expenses consist of compensation expense, including share-based compensation, for management and administrative personnel, selling and marketing expense, facilities costs, depreciation, professional service fees, including legal, consulting, and accounting services, acquisition and transaction-related costs, and other general corporate and administrative expenses.

Share-based compensation expense included in selling, general and administrative expenses was $16.7 million and $13.8 million for the years ended March 31, 2021 and 2020, respectively. The increase in share-based compensation expense is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 15, "Share-Based Awards" of our notes to consolidated financial statements included elsewhere in this Report for additional information on equity award grants.

Selling, general and administrative expenses increased $15.4 million for the year ended March 31, 2021 compared to the prior year primarily due to increased share-based compensation expense, as noted above, higher legal fees associated with our ongoing shareholder litigation matter and increases in discretionary and annual bonus expenses, partially offset by lower travel and conferences spend associated with the COVID-19 pandemic, lower acquisition costs, and lower facilities and infrastructure costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Gross expenditures	$100,079	$102,727
Capitalized software costs	(24,578)	(19,432)
Research and development costs, net	$75,501	$83,295

Research and development costs, as a percentage of revenue	13.6%	15.4%
Capitalized software costs as a percentage of gross expenditures	24.6%	18.9%

Gross research and development expenditures consist of compensation expense, including share-based compensation for research and development personnel, certain third-party consultant fees, software maintenance costs, and other costs related to new product development and enhancement to our existing products.

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

Share-based compensation expense included in research and development costs was $4.0 million and $3.9 million for the years ended March 31, 2021 and 2020, respectively.

Net research and development costs for the year ended March 31, 2021 decreased $7.8 million compared to the prior year due to $5.2 million higher capitalization of software costs and a $2.6 million decrease in our gross expenditures. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized and ultimately also affects the future amortization of our previously capitalized software development costs. The decrease in gross expenditures was primarily driven by lower salaries and benefits associated with lower headcount, lower infrastructure costs, and lower travel costs associated with the COVID-19 pandemic, partially offset by higher consulting costs.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Amortization of acquired intangible assets	$4,449	$4,143

Amortization of acquired intangible assets included in operating expenses consist of the amortization related to our customer relationships and trade names intangible assets acquired as part of our business combinations. Refer to Note 9, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the year ended March 31, 2021 increased $0.3 million, compared to the prior year period due to additional amortization of the customer relationships and trade names intangible assets acquired from Medfusion.

Restructuring Costs and Impairment of Assets

Restructuring costs for the years ended March 31, 2021 and 2020 were $2.6 million and $2.5 million, respectively, related to the business restructuring plans described in further detail below.

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2.6 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, for the year ended March 31, 2021 within operating expenses in our consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of March 31, 2021.

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

Impairment of assets for the years ended March 31, 2021 and 2020 were $5.5 million and $12.6 million, respectively, related to the impairments described in further detail below.

During the year ended March 31, 2021, as part of our response to the COVID-19 pandemic and ongoing cost reduction efforts, we vacated our Cary office, portions of our Irvine and Horsham offices, and the remainder of our San Diego office. We recorded impairments of $5.5 million to our operating right-of-use assets and certain related fixed assets associated with the vacated locations based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liabilities associated with the modification of certain lease expiration dates. The impairment analyses were performed by operating right-of-use asset and the impairment charges were estimated by comparing the fair value of each operating right-of-use asset based on the expected cash flows to its respective book value. We determined the discount rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each operating right-of-use asset and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

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

Interest Expense

The following table presents our interest expense for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Interest income	$38	$256
Interest expense	(3,516)	(1,955)
Other income (expense), net	(64)	846

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 11, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest expense for the year ended March 31, 2021 increased $1.6 million compared to the prior year. The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of March 31, 2021, we had no outstanding loans under the revolving credit agreement, compared to an outstanding balance of $129.0 million as of March 31, 2020.

Other income for the year ended March 31, 2021 decreased $0.9 million compared to the prior year, which was primarily associated with fluctuations in the India foreign exchange rates.

Benefit of Income Taxes

The following table presents our benefit of income taxes for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Benefit of income taxes	$(240)	$(3,239)
Effective tax rate	-2.6%	-76.1%

The change in the effective tax rate for the year ended March 31, 2021 compared to the prior year was driven primarily by lower net benefits from certain return to provision adjustments and a decrease of research and development credits, decrease of certain nondeductible expenses and release of uncertain tax position reserves on prior year tax settlements, partially offset by an increase in current year valuation allowance expense related to certain deferred taxes and increase of net nondeductible compensation related expenses.

The CARES Act and the Consolidated Appropriations Act, 2021 (“Stimulus Bill”), signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our income tax provision, as applicable.

Net Income

The following table presents our net income (in thousands) and net income per share and for the years ended March 31, 2021 and 2020:

	Fiscal Year Ended March 31,
	2021	2020
Net income	$9,515	$7,498
Net income per share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.11

As a result of the foregoing changes in revenue and expense, net income for the fiscal year ended March 31, 2021 increased $2.0 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Cash and cash equivalents	$73,295	$138,012
Unused portion of revolving credit agreement (1)	300,000	171,000
Total liquidity	$373,295	$309,012

Net income	$9,515	$7,498
Net cash provided by operating activities	$98,518	$85,601

(1)	As of March 31, 2021, we had no outstanding borrowings under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of March 31, 2021 compared to $129.0 million as of March 31, 2020.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at March 31, 2021, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. During the challenging and uncertain period brought on by the initial phases of the COVID-19 pandemic, we made some important decisions, including cost reduction activities with a primary goal of preserving cash and protecting the employee base. Most of these cost reductions were temporary as we believed that preserving our employee base, organizational momentum, and robust capabilities was the right decision for our Company and our shareholders. We had proactively strengthened our cash position by increasing the outstanding borrowings under our revolving credit agreement, which was subsequently repaid based on the reassessment of our short-term cash flow and working capital requirements, such that we have no outstanding borrowings under our revolving credit agreement as of March 31, 2021. At present, we are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. However, the extent to which COVID-19 may continue to impact our business, financial results, cash flows, and liquidity requirements depends on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it impacts worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the recovery; and governmental and business reactions to the pandemic. We will continue to assess the potential effects of the COVID-19 pandemic on our business and actively manage our response accordingly.

Cash and Cash Equivalents

As of March 31, 2021, our cash and cash equivalents balance of $73.3 million compared to $138.0 million as of March 31, 2020.

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

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2021 and 2020 (in thousands):

	Fiscal Year Ended March 31,
	2021	2020
Net income	$9,515	$7,498
Non-cash expenses	78,698	85,902
Cash from net income, as adjusted	$88,213	$93,400
Change in contract assets and liabilities, net	(9,844)	1,325
Change in accounts receivable	(369)	4,937
Change in all other assets and liabilities	20,518	(14,061)
Net cash provided by operating activities	$98,518	$85,601

For the year ended March 31, 2021, cash provided by operating activities increased $12.9 million compared to the prior year, consisting of $34.6 million increase from net changes in other assets and liabilities, partially offset by $16.5 million decrease from net changes in accounts receivable and contract balances, and $5.2 million decrease from lower net income, as adjusted for non-cash expenses. The increase in cash from net changes in other assets and liabilities is primarily due to higher accruals of discretionary and annual merit bonuses, higher accrued legal expenses, the deferral of remitting payroll taxes to the taxing authority as permitted under CARES Act to be paid in two equal amounts at the end of calendar 2021 and 2022, increase in care services liabilities due to timing of payments and reimbursements, higher accrued hosting costs, and higher accrued employee benefits costs. These increases were offset by a reduction in operating lease liabilities due to rental payments and the net impact on our lease liabilities from the early termination of certain facility leases, as well as a decrease in cash from changes in accounts payable due to timing of invoice payments. The decrease in cash associated with net changes in contract assets and liabilities is primarily due to timing differences between client invoicing and revenue recognition, lower level of maintenance invoicing as a result of client attrition, and completion of professional service projects. Accounts receivable balances in the prior year benefited from our significant efforts to collect and resolve aged balances, resulting in a corresponding increase in cash provided by operating activities. Non-cash expenses decreased $7.2 million primarily due to lower asset impairment charges, changes in our deferred income taxes, lower amortization of other intangibles, and lower non-cash operating lease costs, partially offset by higher amortization of capitalized software costs and higher share-based compensation expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2021 and 2020 was $28.5 million and $96.1 million, respectively. The $67.5 million net decrease in cash used in investing activities compared to the prior year is primarily due to cash payments for our acquisitions of Topaz, Medfusion and OTTO, net of cash acquired, of $71.7 million in the prior year and a $3.7 million decrease in additions to equipment and improvements, offset by $5.1 million higher capitalization of software development costs in the current year and $2.5 million proceeds of over-funded corporate-owned life insurance policies received in the prior year.

Cash Flows from Financing Activities

Net cash used for financing activities for the year ended March 31, 2021 was $131.7 million compared to net cash provided by financing activities of $116.3 million in the prior year. The increase in cash used for financing activities is due to $129.0 million of net repayments on our revolving credit facility, comprised of $50.0 million of additional borrowings and $179.0 million of principal repayments, $4.8 million of payments for taxes related to net share settlement of equity awards, and $1.4 million paid for debt issuance costs related to the second amendment of our revolving credit agreement, partially offset by $3.5 million of net proceeds from the issuance of shares under employee plans. In comparison, during the prior year, net borrowings on our revolving credit facility were $118.0 million, consisting of $19.0 million of principal repayments and $137.0 million of additional borrowings, $2.4 million of net proceeds from the issuance of shares under employee plans, partially offset by $4.1 million of payments for taxes related to net share settlement of equity awards.

Contractual Obligations

As of March 31, 2021, we had minimum purchase commitments of $45.7 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our other significant contractual obligations at March 31, 2021 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2022	2023	2024	2025	2026
Operating lease obligations	$21,182	$7,985	$5,176	$4,300	$2,687	$1,034
Remaining lease obligations for vacated properties (1)	12,082	5,740	3,044	1,972	1,103	223
Total	$33,264	$13,725	$8,220	$6,272	$3,790	$1,257

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Cary, Brentwood, Solana Beach, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 6, “Leases” and Note 17, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.2 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of March 31, 2021 was $6.6 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The uncertain tax position liability as of March 31, 2021 was $4.4 million, which is not included in the table above as the timing of expected payments is not determinable.

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies” of our notes to consolidated financial statements included elsewhere in this Report for a discussion of recently issued accounting pronouncements.

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

We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If we determine that capitalized amounts are not recoverable based on the expected net cash flows to be generated from sales of the applicable software solutions, the amount by which the unamortized capitalized costs exceed the net realizable value is written off as a charge to earnings. The net realizable value is estimated as the expected future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. In addition to the assessment of net realizable value, we review and adjust the remaining estimated lives of our capitalized software costs, if necessary. We also perform a periodic review of our software solutions and dispose of fully amortized capitalized software costs after such products are determined to no longer be used by our clients.

Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in revenue that could be material.

Business Combinations

During the year ended March 31, 2020, we completed the acquisitions of Topaz, Medfusion, and OTTO. We accounted for the acquisitions as purchase business combinations using the acquisition method of accounting.

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

Refer to Note 7, "Business Combinations" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our business combination policies, significant judgements, and estimates.

Goodwill

Goodwill acquired in a business combination is measured as the excess of the purchase price, or consideration transferred, over the net acquisition date fair values of the assets acquired and the liabilities assumed. Goodwill is not amortized as it has been determined to have an indefinite useful life.

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). We operate as one segment and have a single reporting unit. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

As part of our annual goodwill impairment test, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. We assess events or changes in circumstances in totality, including macroeconomic and industry conditions, market and competitive environment, changes in customers or customer mix, cost factors, loss of key personnel, significant changes in legislative environment or other legal factors, changes in the use of our acquired assets, changes in our strategic direction, significant changes in projected future results of operations, changes in the composition or carrying amount of our net assets, and changes in our stock price. Based on our assessment, if we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. Otherwise, if we determine that a quantitative impairment test should be performed, we then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then an impairment charge is recorded for the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of the goodwill.

During the quarter ended June 30, 2020, we elected to bypass the optional qualitative step of the goodwill impairment assessment and proceed directly with the quantitative step, whereby we compared the fair value of our single reporting unit with its carrying amount. The results of the goodwill impairment assessment indicated that the fair value of our reporting unit exceeded its net carrying amount by a significant amount, indicating that no goodwill impairment existed as of the annual test dates ended March 31, 2021 and March 31, 2020. We also did not identify any events or circumstances that would require an interim goodwill impairment test.

Application of the goodwill impairment test required significant judgment, including the identification of reporting units and determination of the fair value of the reporting unit. We determined the fair value of our reporting unit utilizing the average of two valuation methods, consisting of the income approach (based upon estimates of future discounted cash flows for the reporting unit) and a market comparable approach (based upon valuation multiples of companies that operate in similar industries with similar operating characteristics). The cash flows used to determine fair value under the income approach required significant judgments and represent Management's best estimates of projected operating results, terminal and long-term growth rates of our business, useful life over which cash flows will occur, and our weighted average cost of capital, that are dependent on a number of significant assumptions based on historical experience, expectations of future performance, and the expected macroeconomic environment, which are subject to change given the inherent uncertainty in predicting future results. We also considered our stock price and market capitalization as a corroborative step in assessing the reasonableness of the fair values estimated for the reporting unit as part of the goodwill impairment assessment.

The estimates used to calculate the fair value of a reporting unit changes from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for the reporting unit. We currently also do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we used to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to future impairment charges that could be material.

Refer to Note 8, "Goodwill" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our goodwill policies, significant judgements, and estimates.

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

See Note 15, “Share-Based Awards,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans and our accounting policies, significant judgements, and estimates.

Reserves on Accounts Receivable

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

We adopted ASU 2016-13 on April 1, 2020 using the modified retrospective transition approach, which required the recognition of expected credit losses for our accounts receivable and our contract assets, consisting of unbilled receivables. The adoption of the new guidance did not have a material impact on our consolidated financial statements as the expected credit loss model was not significantly different from our prior policy and methodology for determining the allowance for doubtful accounts.

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

See Note 4, “Accounts Receivable,” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

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

Refer to Note 6, "Leases" of our notes to consolidated financial statements included elsewhere in this Report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021 and March 31, 2020, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of March 31, 2021 we had no outstanding borrowings under our second amended and restated revolving credit agreement (“the Credit Agreement”) compared to $129.0 million in outstanding borrowings as of March 31, 2020. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 11, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of March 31, 2021 and March 31, 2020, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2021, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2021 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	56

Consolidated Balance Sheets as of March 31, 2021 and 2020	59

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2021, 2020 and 2019	60

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2021, 2020 and 2019	61

Consolidated Statements of Cash Flows — Years Ended March 31, 2021, 2020 and 2019	62

Notes to Consolidated Financial Statements	64

(2) The following supplementary financial statement schedule of NextGen Healthcare, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts — Years Ended March 31, 2021, 2020 and 2019	88

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	50

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	11-Jan-96

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	14-Jun-05

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	11-Oct-05

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	6-Mar-06

3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	6-Oct-11

3.6	Restated Articles of Incorporation of NextGen Healthcare, Inc., filed with the Secretary of State of California effective September 6, 2018		8-K	3.1	10-Sep-18

3.7	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	31-Oct-08

3.8	Amended and Restated Bylaws of NextGen Healthcare, Inc., effective September 6, 2018		8-K	3.2	10-Sep-18

3.9	Second Amended and Restated Bylaws of NextGen Healthcare, Inc., effective January 26, 2021		8-K	3.1	27-Jan-21

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

10.1	Agreement and Plan of Merger, dated September 6, 2018, to change the name of Quality Systems, Inc. to NextGen Healthcare, Inc.		8-K	2.1	10-Sep-18

10.2	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	30-Oct-15

10.3	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	12-Apr-17

10.4	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis		8-K	2.1	1-Aug-17

10.5	Agreement and Plan of Merger, dated November 12, 2019, by and among NextGen Healthcare, Inc., Renegade Merger Sub, Inc., MedFusion, Inc., and Project Renegade LLC, as the Equityholders Representative		8-K	2.1	18-Nov-19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.6	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	29-Jan-16

10.7	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		8-K	10.1	4-Apr-18

10.8	Second Amended and Restated Credit Agreement, dated as of March 12, 2021, among NextGen, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders		8-K	10.1	16-Mar-21

10.9*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	1-Jul-11

10.10*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	5-Jun-07

10.11*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	5-Jun-07

10.12*	Form of Outside Director's Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.1	15-Aug-11

10.13*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.2	28-May-13

10.14*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		10-K	10.17	29-May-14

10.15*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program		8-K	10.2	2-Feb-10

10.16*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	14-Aug-15

10.17*	Quality Systems, Inc. Amended 2015 Equity Incentive Plan		8-K	10.1	23-Aug-17

10.18*	NextGen Healthcare, Inc. 2015 Equity Incentive Plan, as amended		8-K	10.2	16-Aug-19

10.19*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	14-Aug-15

10.20*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	14-Aug-15

10.21*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	14-Aug-15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.22*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.3	16-Aug-19

10.23*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.4	16-Aug-19

10.24*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan, as amended.		8-K	10.5	16-Aug-19

10.25*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	3-Jan-17

10.26*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	3-Jan-17

10.27*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	27-Jun-14

10.28*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	4-Jun-15

10.29*	Executive Employment Agreement Addendum, dated as of January 22, 2019, between NextGen Healthcare, Inc. and John R. Frantz		8-K	10.1	23-Jan-19

10.30*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	28-Jan-16

10.31*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	18-Feb-16

10.32*	Employment Offer Letter, dated November 27, 2017, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	1-Dec-17

10.33*	NextGen Healthcare, Inc, FY2021 Director Compensation Plan		8-K	10.1	18-Aug-20

10.34*	Form of Indemnification Agreement (Directors and Officers)		8-K	10.1	28-Jan-13

10.35*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	30-May-13

10.36*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	17-Jul-13

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, has been formatted in Inline XBRL.

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

Date: May 26, 2021

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

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 26, 2021
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 26, 2021
Craig A. Barbarosh

/s/ John R. Frantz	Chief Executive Officer (Principal Executive Officer) and Director	May 26, 2021
John R. Frantz

/s/ James R. Arnold, Jr.	Chief Financial Officer (Principal Financial Officer)	May 26, 2021
James R. Arnold, Jr.

/s/ David Ahmadzai	Chief Accounting Officer (Principal Accounting Officer)	May 26, 2021
David Ahmadzai

/s/ George H. Bristol	Director	May 26, 2021
George H. Bristol

/s/ Julie D. Klapstein	Director	May 26, 2021
Julie D. Klapstein

/s/ James C. Malone	Director	May 26, 2021
James C. Malone

/s/ Morris Panner	Director	May 26, 2021
Morris Panner

/s/ Sheldon Razin	Chairman Emeritus and Director	May 26, 2021
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	May 26, 2021
Lance E. Rosenzweig

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NextGen Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NextGen Healthcare, Inc. and  its subsidiaries (the “Company”) as of March 31, 2021 and 2020, and the related consolidated  statements of net income and comprehensive income, of shareholders' equity and of cash flows  for each of the three years in the period ended March 31, 2021, including the related notes and  financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively  referred to as the “consolidated financial statements”). We also have audited the Company's  internal control over financial reporting as of March 31, 2021, based on criteria established in  Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring  Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all  material respects, the financial position of the Company as of March 31, 2021 and 2020, and the  results of its operations and its cash flows for each of the three years in the period ended March  31, 2021 in conformity with accounting principles generally accepted in the United States of  America. Also in our opinion, the Company maintained, in all material respects, effective internal  control over financial reporting as of March 31, 2021, based on criteria established in Internal  Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020 and the manner in which it accounts for revenue from contracts with customers in fiscal 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of  the consolidated financial statements that was communicated or required to be communicated to  the audit committee and that (i) relates to accounts or disclosures that are material to the  consolidated financial statements and (ii) involved our especially challenging, subjective, or  complex judgments. The communication of critical audit matters does not alter in any way our  opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit  matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Customer Contracts with Multiple Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company recorded total  revenues of $557 million for the year ended March 31, 2021. The Company’s contracts with  customers may include multiple performance obligations that consist of various combinations of  software solutions and related services, which are generally capable of being distinct and  accounted for as separate performance obligations. The total transaction price is allocated to each  performance obligation within a contract based on estimated standalone selling prices.  Standalone selling prices are generally determined based on the prices charged to customers,  except for certain software licenses that are based on the residual approach because their  standalone selling prices are highly variable and certain maintenance customers that are based on  substantive renewal rates.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically customer contracts with multiple performance obligations, is a critical audit matter are the significant judgment by management in identifying distinct performance obligations for each contract and in determining the amount to be allocated to each performance obligation. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to whether management appropriately (i) identified all performance obligations and (ii) allocated the transaction price to each performance obligation within the contract.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

May 26, 2021

We have served as the Company’s auditor since 2009.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$73,295	$138,012
Restricted cash and cash equivalents	5,280	2,307
Accounts receivable, net	77,541	80,006
Contract assets	19,481	12,529
Income taxes receivable	765	856
Prepaid expenses and other current assets	31,282	26,305
Total current assets	207,644	260,015
Equipment and improvements, net	14,539	19,836
Capitalized software costs, net	41,474	37,004
Operating lease assets	18,446	31,004
Deferred income taxes, net	19,474	10,620
Contract assets, net of current	1,976	3,007
Intangibles, net	36,700	57,809
Goodwill	267,212	267,165
Other assets	37,021	33,656
Total assets	$644,486	$720,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,378	$10,521
Contract liabilities	52,863	56,786
Accrued compensation and related benefits	50,374	23,792
Income taxes payable	584	148
Operating lease liabilities	12,735	10,619
Other current liabilities	52,699	41,352
Total current liabilities	180,633	143,218
Deferred compensation	6,620	5,300
Line of credit	—	129,000
Operating lease liabilities, net of current	18,453	38,823
Other noncurrent liabilities	7,136	3,281
Total liabilities	212,842	319,622
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 67,069 and 66,134 shares at March 31, 2021 and March 31, 2020, respectively	671	661
Additional paid-in capital	304,263	282,857
Accumulated other comprehensive loss	(1,924)	(2,143)
Retained earnings	128,634	119,119
Total shareholders' equity	431,644	400,494
Total liabilities and shareholders' equity	$644,486	$720,116

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2021	2020	2019
Revenues:
Recurring	$502,819	$489,313	$473,921
Software, hardware, and other non-recurring	54,002	50,926	55,252
Total revenues	556,821	540,239	529,173
Cost of revenue:
Recurring	212,199	205,057	191,496
Software, hardware, and other non-recurring	26,457	26,904	26,711
Amortization of capitalized software costs and acquired intangible assets	36,768	35,478	28,490
Total cost of revenue	275,424	267,439	246,697
Gross profit	281,397	272,800	282,476
Operating expenses:
Selling, general and administrative	180,529	165,174	164,879
Research and development costs, net	75,501	83,295	80,994
Amortization of acquired intangible assets	4,449	4,143	4,344
Impairment of assets	5,539	12,571	—
Restructuring costs	2,562	2,505	640
Total operating expenses	268,580	267,688	250,857
Income from operations	12,817	5,112	31,619
Interest income	38	256	216
Interest expense	(3,516)	(1,955)	(2,814)
Other income (expense), net	(64)	846	267
Income before provision for (benefit of) income taxes	9,275	4,259	29,288
Provision for (benefit of) income taxes	(240)	(3,239)	4,794
Net income	$9,515	$7,498	$24,494
Other comprehensive income:
Foreign currency translation, net of tax	219	(912)	(831)
Comprehensive income	$9,734	$6,586	$23,663
Net income per share:
Basic	$0.14	$0.11	$0.38
Diluted	$0.14	$0.11	$0.38
Weighted-average shares outstanding:
Basic	66,739	65,474	64,417
Diluted	66,885	65,612	64,600

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2018	63,995	640	244,462	78,708	(400)	323,410
Common stock issued under stock plans, net of shares withheld for taxes	843	8	4,344	—	—	4,352
Stock-based compensation	—	—	16,102	—	—	16,102
Cumulative effect adjustment related to the adoption of ASC 606				8,419	—	8,419
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(831)	(831)
Net income	—	—	—	24,494	—	24,494
Balance, March 31, 2019	64,838	648	264,908	111,621	(1,231)	375,946
Common stock issued under stock plans, net of shares withheld for taxes	1,296	13	(1,745)	—	—	(1,732)
Stock-based compensation	—	—	19,694	—	—	19,694
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(912)	(912)
Net income	—	—	—	7,498	—	7,498
Balance, March 31, 2020	66,134	661	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	935	10	(1,304)	—	—	(1,294)
Stock-based compensation	—	—	22,710	—	—	22,710
Components of other comprehensive income:
Translation adjustments	—	—	—	—	219	219
Net income	—	—	—	9,515	—	9,515
Balance, March 31, 2021	67,069	$671	$304,263	$128,634	$(1,924)	$431,644

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$9,515	$7,498	$24,494
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	20,108	17,085	11,338
Amortization and write-off of debt issuance costs	1,026	710	710
Amortization of other intangibles	21,109	22,536	21,496
Change in fair value of contingent consideration	(1,367)	(950)	1,000
Deferred income taxes	(8,854)	(5,379)	245
Depreciation	7,997	8,172	10,298
Excess tax deficiency (benefit) from share-based compensation	798	(53)	(365)
Impairment of assets	5,539	12,571	—
Loss on disposal of equipment and improvements	12	41	194
Non-cash operating lease costs	6,786	8,108	—
Provision for bad debts	2,834	3,367	5,644
Share-based compensation	22,710	19,694	16,102
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(369)	4,937	(6,178)
Contract assets	(5,921)	1,458	(812)
Accounts payable	615	3,330	1,070
Contract liabilities	(3,923)	(133)	(4,131)
Accrued compensation and related benefits	26,582	(2,419)	(2,992)
Income taxes	1,615	2,454	4,049
Deferred compensation	1,320	(605)	(181)
Operating lease liabilities	(16,736)	(9,684)	—
Other assets and liabilities	7,122	(7,137)	(31,506)
Net cash provided by operating activities	98,518	85,601	50,475
Cash flows from investing activities:
Additions to capitalized software costs	(24,578)	(19,432)	(20,571)
Additions to equipment and improvements	(3,761)	(7,449)	(4,952)
Acquisition related working capital adjustment payments	(206)	—	—
Payments for acquisitions, net of cash acquired	—	(71,691)	—
Proceeds from over-funded corporate-owned life insurance policies	—	2,500	—
Net cash used in investing activities	(28,545)	(96,072)	(25,523)
Cash flows from financing activities:
Proceeds from line of credit	50,000	137,000	26,000
Repayments on line of credit	(179,000)	(19,000)	(52,000)
Payment of debt issuance costs	(1,423)	—	—
Proceeds from issuance of shares under employee plans	3,479	2,409	7,533
Payments for taxes related to net share settlement of equity awards	(4,773)	(4,141)	(3,181)
Net cash provided by (used in) financing activities	(131,717)	116,268	(21,648)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(61,744)	105,797	3,304
Cash, cash equivalents, and restricted cash at beginning of period	140,319	34,522	31,218
Cash, cash equivalents, and restricted cash at end of period	$78,575	$140,319	$34,522

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,206	$2,599	$1,570
Cash refunds from income taxes	155	2,728	675
Cash paid for interest	2,708	1,266	1,819
Non-cash investing and financing activities:
Non-cash additions to capitalized software	$—	$—	$2,304
Cash paid for amounts included in the measurement of operating lease liabilities	18,651	11,527	—
Operating lease assets obtained in exchange for operating lease liabilities	3,107	8,494	—
Accrued purchases of equipment and improvements	242	173	149

The accompanying notes are an integral part of these consolidated statements.

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1. Organization of Business

Description of Business

NextGen Healthcare is a leading provider of software and services that empower ambulatory healthcare practices to manage the risk and complexity of delivering care in the rapidly evolving U.S. healthcare system. Our combination of technological breadth, depth and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives including: population health, care management, patient outreach, telemedicine, and nationwide clinical information exchange.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans Service Organizations (“VSOs”), and Dental Service Organizations (“DSOs”). Our clients include some of the largest and most progressive multi-specialty groups in the country. With the addition of behavioral health to our medical and oral health capabilities, we continue to extend our share not only in Federally Qualified Health Centers (“FQHCs”), but also in the growing integrated care market.

NextGen Healthcare has historically enhanced our offering through both organic and inorganic activities. In October 2015, we divested our former Hospital Solutions division to focus exclusively on the ambulatory marketplace. In January 2016, we acquired HealthFusion Holdings, Inc. and its cloud-based electronic health record and practice management solution. In April 2017, we acquired Entrada, Inc. and its cloud-based, mobile platform for clinical documentation and collaboration. In August 2017, we acquired EagleDream Health, Inc. and its cloud-based population health analytics solution. In January 2018, we acquired Inforth Technologies for its specialty-focused clinical content. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform (i.e., patient portal, self-scheduling, and patient pay) capabilities and OTTO Health, LLC for its integrated virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018. Our principal executive offices are located at 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia, and our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

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

Business Segments. We operated as one segment for the years ended March 31, 2021 and 2020. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

Basis of Presentation. References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Coronavirus Pandemic.  In late 2019, the emergence of a novel coronavirus, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”), declared it a Public Health Emergency of International Concern. In March 2020, the WHO escalated COVID-19 as a pandemic. The extent to which COVID-19 may continue to impact our business and financial results depends on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it impacts worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the recovery; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 at March 31, 2021, and through the date of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, our allowances for doubtful accounts and the carrying value of goodwill and other long-lived assets. While there was not a material impact to our consolidated financial statements at and for the year-ended March 31, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors could result in material impacts to our consolidated financial statements in future reporting periods.

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

Revenue Recognition. We adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASC 606”) and all related amendments as of April 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and recorded an adjustment to retained earnings as of April 1, 2018 due to the cumulative impact of adopting ASC 606. Refer to Note 3, "Revenue from Contracts with Customers" for additional information regarding our revenue recognition policies.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. At March 31, 2021 and March 31, 2020, we had cash and cash equivalents of $73,295 and $138,012, respectively. We also had cash deposits held at United States banks and financial institutions at March 31, 2021 of which $86,317 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.

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

We adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on April 1, 2020 using the modified retrospective transition approach, which required the recognition of expected credit losses for our accounts receivable and our contract assets, consisting of unbilled receivables. The adoption of the new guidance did not have a material impact on our consolidated financial statements as the expected credit loss model was not significantly different from our prior policy and methodology for determining the allowance for doubtful accounts.

Allowances for doubtful accounts and other uncollectible accounts receivable related to estimated losses resulting from our clients’ inability to make required payments are established based on our assessment of the collectability of client accounts, including review of our historical experience of bad debt expense and the aging of our accounts receivable balances, net of specifically reserved accounts and amounts billed prior to revenue recognition. Specific reserves are based on our estimate of the probability of collection for certain accounts. As part of our assessment of the adequacy of the allowance for doubtful accounts, we considered a number of factors including, but not limited to, historical credit loss experience and adjustments for certain asset-specific risk characteristics, such as bankruptcy filings, internal assessments of client credit quality, age of the client receivable balances, review of major third-party credit-rating agencies, and evaluation of external factors such as economic conditions, including the potential impacts of the COVID-19 pandemic, that may affect a client’s ability to pay, or other client-specific factors. Accounts are written off as uncollectible only after we have expended extensive collection efforts. Refer to Note 4, “Accounts Receivable” for additional information.

Leases. We adopted ASU 2016-02, Leases (Topic 842), and its subsequent amendments (together “ASC 842”) using the cumulative-effect adjustment transition method, which is the additional transition method described within ASU 2018-11, Leases (Topic 842): Targeted Improvements, issued by the FASB in July 2018, which allowed us to apply the new lease standard as of April 1, 2019, rather than the beginning of the earliest period presented. Our leasing arrangements are reflected on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our existing material leases are classified as operating leases. Our leases do not contain any residual value guarantees.

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

Refer to Note 6, "Leases" for additional information.

Equipment and Improvements. Equipment and improvements are stated at cost less accumulated depreciation and amortization. Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred. Depreciation and amortization of equipment and improvements are recorded over the estimated useful lives of the assets, or the related lease terms if shorter, by the straight-line method. Useful lives generally have the following ranges:

•	Computer equipment and software - 3 to 5 years
•	Furniture and fixtures - 3 to 7 years
•	Leasehold improvements - lesser of lease term or estimated useful life of asset

Depreciation expense related to our equipment and improvements was $7,997, $8,172, and $10,298 for the years ended March 31, 2021, 2020, and 2019, respectively.

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

We periodically reassess the estimated economic life and the recoverability of our capitalized software costs. If we determine that capitalized amounts are not recoverable based on the expected net cash flows to be generated from sales of the applicable software solutions, the amount by which the unamortized capitalized costs exceed the net realizable value is written off as a charge to earnings. The net realizable value is estimated as the expected future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and client support required to satisfy our responsibility at the time of sale. In addition to the assessment of net realizable value, we review and adjust the remaining estimated lives of our capitalized software costs, if necessary. We also perform a periodic review of our software solutions and dispose of fully amortized capitalized software costs after such products are determined to no longer be used by our clients.

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

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). We operate as one segment and have a single reporting unit. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

As part of our annual goodwill impairment test, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount. We assess events or changes in circumstances in totality, including macroeconomic and industry conditions, market and competitive environment, changes in customers or customer mix, cost factors, loss of key personnel, significant changes in legislative environment or other legal factors, changes in the use of our acquired assets, changes in our strategic direction, significant changes in projected future results of operations, changes in the composition or carrying amount of our net assets, and changes in our stock price. Based on our assessment, if we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then additional impairment testing is not required. Otherwise, if we determine that a quantitative impairment test should be performed, we then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then an impairment charge is recorded for the difference between the reporting unit’s fair value and carrying amount, not to exceed the carrying amount of the goodwill.

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

Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $3,902, $6,044, and $8,226 for the years ended March 31, 2021, 2020, and 2019, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2021	2020	2019
Earnings per share — Basic:
Net income	$9,515	$7,498	$24,494
Weighted-average shares outstanding — Basic	66,739	65,474	64,417
Net income per common share — Basic	$0.14	$0.11	$0.38
Earnings per share — Diluted:
Net income	$9,515	$7,498	$24,494
Weighted-average shares outstanding	66,739	65,474	64,417
Effect of potentially dilutive securities	146	138	183
Weighted-average shares outstanding — Diluted	66,885	65,612	64,600
Net income per common share — Diluted	$0.14	$0.11	$0.38

The computation of diluted net income per share does not include 1,949, 1,807 and 1,963 options for the years ended March 31, 2021, 2020, and 2019, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Share-Based Compensation. The following table shows total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the fiscal year ended March 31, 2021, 2020, and 2019:

	Fiscal Year Ended March 31,
	2021	2020	2019
Costs and expenses:
Cost of revenue	$1,991	$2,051	$1,252
Research and development costs	4,036	3,875	2,919
Selling, general and administrative	16,683	13,768	11,931
Total share-based compensation	22,710	19,694	16,102
Income tax benefit	(5,415)	(4,726)	(3,859)
Decrease in net income	$17,295	$14,968	$12,243

Recently Adopted Accounting Pronouncements. Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-15 on April 1, 2020 did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies certain disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. ASU 2018-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-13 on April 1, 2020 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of Step two of the goodwill impairment test. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. ASU 2017-04 is effective prospectively for annual and interim periods beginning after December 15, 2019, and early adoption is permitted on goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 on April 1, 2020 did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 provides new guidance regarding the measurement and recognition of credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2016-13 using the modified retrospective transition approach on April 1, 2020 did not have a material impact on our consolidated financial statements. Refer to Note 4, “Accounts Receivable” for additional details.

Recent Accounting Standards Not Yet Adopted. Recent accounting pronouncements requiring implementation in current or future periods are discussed below or in the notes, where applicable.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies the application of certain optional expedients and exceptions.  Topic 848 may be applied prospectively through December 31, 2022. We are currently evaluating the effect that ASU 2020-04 may have on our contracts that reference LIBOR, such as our amended and restated revolving credit agreement (see Note 11). We have not elected to apply any of the provisions of Topic 848, and we are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. ASU 2019-12 is effective for us in the first quarter of fiscal 2022. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements, but we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Fiscal Year Ended March 31,
	2021	2020	2019
Recurring revenues:
Subscription services	$148,403	$127,602	$117,502
Support and maintenance	152,956	158,619	160,798
Managed services	103,138	104,549	98,203
Electronic data interchange and data services	98,322	98,543	97,418
Total recurring revenues	502,819	489,313	473,921

Software, hardware, and other non-recurring revenues:
Software license and hardware	28,825	27,270	35,122
Other non-recurring services	25,177	23,656	20,130
Total software, hardware and other non-recurring revenues	54,002	50,926	55,252

Total revenues	$556,821	$540,239	$529,173

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $548,800 of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 53% over the next 12 months, and the remainder thereafter.

As of March 31, 2020, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $483,200, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 50% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets, consisting of unbilled receivables, include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the years ended March 31, 2021 and 2020, we recognized $74,097 and $70,779, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $28,503 as of March 31, 2021, of which $9,399 is classified as current and included as prepaid expenses and other current assets and $19,104 is classified as long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. Capitalized commissions costs were $24,590 as of March 31, 2020, of which $7,053 was classified as current and $17,537 was classified as long-term.

During the years ended March 31, 2021, 2020, and 2019, we recognized $11,236, $8,006, and $6,292, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

4. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	March 31, 2021	March 31, 2020
Accounts receivable, gross	$81,746	$83,555
Allowance for doubtful accounts	(4,205)	(3,549)
Accounts receivable, net	$77,541	$80,006

The following table represents the changes in the allowance for doubtful accounts, as of and for the twelve months ended March 31, 2021 and 2020:

Balance as of March 31, 2019	$(6,054)
Additions charged to costs and expenses	(3,367)
Deductions	5,872
Balance as of March 31, 2020	(3,549)
Additions charged to costs and expenses	(2,834)
Deductions	2,178
Balance as of March 31, 2021	$(4,205)

5. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2021 and March 31, 2020:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$73,295	$73,295	$—	$—
Restricted cash and cash equivalents	5,280	5,280	—	—
	$78,575	$78,575	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$138,012	$138,012	$—	$—
Restricted cash and cash equivalents	2,307	2,307	—	—
	$140,319	$140,319	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$1,900	$—	$—	$1,900
	$1,900	$—	$—	$1,900

(1)	Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the year ended March 31, 2021:

Balance at March 31, 2019	$1,000
Acquisition	1,850
Fair value adjustments	(950)
Balance at March 31, 2020	1,900
Fair value adjustments	(1,367)
Transfer of Topaz contingent consideration to Level 2	(533)
Balance at March 31, 2021	$—

As of March 31, 2021 and March 31, 2020, the contingent consideration liability balances were $533 and $1,900, respectively, which were related to the acquisition of Topaz Information Systems, LLC.

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

During the year ended March 31, 2021, we recorded a net benefit of $1,367 from fair value adjustments, which was related to the contingent consideration liability from the acquisition of Topaz Information Systems, LLC. As of March 31, 2021, the fair value of the contingent consideration liability was $533, calculated based on actual earnout achievement through the end of the performance period and is reflected under a Level 2 valuation hierarchy because the fair value was determined based on other significant observable inputs. Refer to Note 7 for additional details.

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

6. Leases

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2021 and 2026.

Total operating lease costs were $9,190, $10,309, and $8,174 for the years ended March 31, 2021, 2020, and 2019, respectively. Components of operating lease costs are summarized as follows:

	Fiscal Year Ended March 31,
	2021	2020
Operating lease costs	$8,235	$9,558
Short-term lease costs	25	102
Variable lease costs	1,444	827
Less: Sublease income	(514)	(178)
Total operating lease costs	$9,190	$10,309

Supplemental cash flow information related to operating leases is summarized as follows:

	Fiscal Year Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$18,651	$11,527
Operating lease assets obtained in exchange for operating lease liabilities	3,107	8,494

As of March 31, 2021, our operating leases had a weighted average remaining lease term of 3.1 years and a weighted average discount rate of 3.5%. Future minimum aggregate lease payments under operating leases as of March 31, 2021 are summarized as follows:

For the year ended March 31,
2022	$13,725
2023	8,220
2024	6,272
2025	3,790
2026	1,257
Total future lease payments	33,264
Less interest	(2,076)
Total lease liabilities	$31,188

During the year ended March 31, 2021, as part of our response to the COVID-19 pandemic and ongoing cost reduction efforts, we vacated our Cary office, portions of our Irvine and Horsham offices, and the remainder of our San Diego office. We recorded impairments of $5,539 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liabilities associated with the modification of certain lease expiration dates. The impairment analyses were performed by operating right-of-use asset and the impairment charges were estimated by comparing the fair value of each operating right-of-use asset based on the expected cash flows to its respective book value. We determined the discount rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each operating right-of-use asset and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

During the year ended March 31, 2020, we recorded impairments of $9,373 to our operating right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in North Canton, San Diego, Horsham, St. Louis, Irvine, Atlanta, Brentwood, and Phoenix based on projected sublease rental income and estimated sublease commencement dates.

7. Business Combinations

On October 4, 2019, we completed the acquisition of Topaz Information Systems, LLC ("Topaz") pursuant to the Membership Interest Purchase Agreement, dated October 4, 2019. Topaz was based in Phoenix, AZ and provides healthcare solutions to behavioral health and social services organizations that utilize the NextGen platform. Its extensive clinical content and domain expertise have been instrumental in our ability to compete and win. By combining our companies, we are positioned to provide the platform and domain expertise to deliver integrated and collaborative care in a re-energized behavioral health market. The final purchase price of Topaz is summarized in the table below. The acquisition of Topaz was funded by cash flows from operations.

On December 6, 2019, we completed the acquisition of Medfusion, Inc. (“Medfusion”) pursuant to the Agreement and Plan of Merger, dated November 12, 2019. Headquartered in Cary, North Carolina, Medfusion provides software application services which enable healthcare providers to better serve its patients through enhanced communication. Services are delivered through a standard web browser and typically include features such as appointment scheduling, patient preregistration, prescription renewal, ask a clinician, website development, patient payment, and online bill payment. Medfusion is a portal and patient pay player with a focus on ambulatory services. The final purchase price of Medfusion is summarized in the table below. The acquisition of Medfusion was funded by a combination of borrowings against our revolving credit agreement (see Note 11) and cash flows from operations.

On December 17, 2019, we completed the acquisition of OTTO Health, LLC (“OTTO”), pursuant to the Agreement and Plan of Merger, dated December 11, 2019. Based in Boulder, Colorado, OTTO is a telehealth platform that seamlessly integrates into EHR systems allowing providers to have video visits with their patients as part of their normal workflows. OTTO partners closely with EHR providers to create a streamlined user experience, while maintaining the EHR/PM system as the single source of truth. The final purchase price of OTTO is summarized in the table below. The acquisition of OTTO was funded by a combination of borrowings against our revolving credit agreement (see Note 11) and cash flows from operations.

We accounted for the acquisitions as business combinations using the acquisition method of accounting. The purchase price allocation of the Topaz, Medfusion, and OTTO acquisitions are deemed to be final. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. During the year ended March 31, 2021, we recorded a $47 measurement period adjustment to Medfusion goodwill primarily related to certain working capital adjustments in the purchase price. The purchase price allocation of the Topaz, Medfusion, and OTTO acquisitions are considered final. Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisitions of OTTO and Topaz are considered deductible for tax purposes, and goodwill arising from the acquisition of Medfusion is not deductible for tax purposes.

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

Under the provisions of the Topaz acquisition, we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to Topaz achieving certain operational targets through April 2021. The initial fair value of contingent consideration of $1,850 reflects an estimated earnout payment of $2,000 on a present value basis and was estimated based on the weighted probability of achieving the operational targets utilizing assumptions and inputs from Topaz management.  As of March 31, 2021, the fair value of the contingent consideration liability was $533, calculated based on actual earnout achievement through the end of the performance period. Additionally, the purchase price of Topaz included $1,671 for the settlement of pre-existing liabilities related to pre-acquisition amounts due for products and services previously purchased from us and recognized by Topaz as accounts payable. As a result of the acquisition, these accounts payable balances were effectively settled and accounted for as additional purchase consideration.

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

8. Goodwill

During the quarter ended June 30, 2020, we elected to bypass the optional qualitative step of the goodwill impairment assessment and proceed directly with the quantitative step, whereby we compared the fair value of our single reporting unit with its carrying amount. The results of the goodwill impairment assessment indicated that the fair value of our reporting unit exceeded its net carrying amount by a significant amount, indicating that no goodwill impairment existed as of the annual test dates ended March 31, 2021 and March 31, 2020. We also did not identify any events or circumstances that would require an interim goodwill impairment test.

We determined the fair value of our reporting unit utilizing the average of two valuation methods, consisting of the income approach (based upon estimates of future discounted cash flows for the reporting unit) and a market comparable approach (based upon valuation multiples of companies that operate in similar industries with similar operating characteristics). The cash flows used to determine fair value under the income approach required significant judgments and represent Management's best estimates of projected operating results, terminal and long-term growth rates of our business, useful life over which cash flows will occur, and our weighted average cost of capital, that are dependent on a number of significant assumptions based on historical experience, expectations of future performance, and the expected macroeconomic environment, which are subject to change given the inherent uncertainty in predicting future results. We also considered our stock price and market capitalization as a corroborative step in assessing the reasonableness of the fair values estimated for the reporting unit as part of the goodwill impairment assessment.

The carrying amount of goodwill as of March 31, 2021 was $267,212. The carrying amount of goodwill as of March 31, 2020 was $267,165.

9. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$91,500	$130,950
Accumulated amortization	(26,349)	(67)	(67,834)	(94,250)
Net intangible assets	$12,851	$183	$23,666	$36,700

	March 31, 2020
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$113,700	$153,150
Accumulated amortization	(21,951)	(17)	(73,373)	(95,341)
Net intangible assets	$17,249	$233	$40,327	$57,809

Amortization expense related to customer relationships and trade names recorded as operating expenses in the consolidated statements of net income and comprehensive income was $4,449, $4,143, and $4,344 for the years ended March 31, 2021, 2020 and 2019, respectively. Amortization expense related to software technology recorded as cost of revenue was $16,660, $18,393, and $17,152 for the years ended March 31, 2021, 2020, and 2019, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2021:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2022	$3,525	$8,873	$12,398
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027 and beyond	1,187	242	1,429
Total	$13,034	$23,666	$36,700

10. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	March 31, 2021	March 31, 2020
Gross carrying amount	$96,908	$75,212
Accumulated amortization	(55,434)	(38,208)
Net capitalized software costs	$41,474	$37,004

During the year ended March 31, 2020, we recorded $3,198 of impairments related to the write down of previously capitalized software development costs for certain technology that will no longer be utilized in any future software solutions. During the year ended March 31, 2019, we retired $13,453 of fully amortized capitalized software costs that are no longer being utilized by our client base. Amortization expense related to capitalized software costs was $20,108, $17,085, and $11,338 for the years ended March 31, 2021, 2020, and 2019, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2021. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2022	$24,200
2023	11,800
2024	5,400
2025	74
Total	$41,474

11. Line of Credit

On March 12, 2021, we entered into a $300 million second amended and restated revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders. The Credit Agreement replaces our prior $300 million amended and restated revolving credit agreement, originally entered into on January 4, 2016 and amended on March 29, 2018 (“Original Credit Agreement”). The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The Credit Agreement provides a subfacility of up to $10 million for letters of credit and a subfacility of up to $10 million for swing-line loans. The Credit Agreement also provides us with the ability to obtain up to $150 million in the aggregate of additional revolving credit commitments and/or term loans thereunder (i.e., in excess of $300 million) upon satisfaction of certain conditions, including receipt of commitments from new or existing lenders to provide such additional revolving credit commitments and/or term loans.

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder.

The revolving loans under the Credit Agreement bear interest at either, at our option, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by us) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. The Credit Agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event. We will also pay a commitment fee of between 0.25% and 0.45%, payable quarterly in arrears, on the average daily unused amount of the revolving facility based on our net leverage ratio from time to time.

The revolving loans are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, payment of subordinated indebtedness and convertible debt and amendments to subordinated indebtedness documents and sale and leaseback transactions of ours or any of our subsidiaries. The Credit Agreement also requires us to maintain (1) a maximum net leverage ratio of 3.75 to 1.00 and (2) a minimum interest coverage ratio of 3.50 to 1.00 at the end of each fiscal quarter through the term of the loan. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2021.

As of March 31, 2021, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement. As of March 31, 2020, we had $129,000 in outstanding loans and $171,000  of unused credit under the Original Credit Agreement. The interest rate as of March 31, 2020 and was approximately 2.3%.

During the years ended March 31, 2021, 2020, and 2019, we recorded $2,541, $1,274, and $2,055 of interest expense (excluding amortization of deferred debt issuance costs), respectively, and the weighted average interest rates were approximately 2.2%, 2.4%, and 3.7% respectively.

Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of March 31, 2021, total unamortized debt issuance costs were $2,521, which includes $1,423 of additional costs related to the Credit Agreement, and net of $326 unamortized debt issuance costs that were written off in connection with amending the Original Credit Agreement.  As of March 31, 2020, total unamortized debt issuance costs were $2,124. During the years ended March 31, 2021, 2020, and 2019, we recorded $1,026, $710, and $710, respectively, in amortization of deferred debt issuance costs, including amounts written off in the year ended March 31, 2021.

12. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$73,295	$138,012
Restricted cash and cash equivalents	5,280	2,307
Cash, cash equivalents, and restricted cash	$78,575	$140,319

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2021	March 31, 2020
Prepaid expenses	$20,679	$18,025
Capitalized commissions costs	9,399	7,053
Other current assets	1,204	1,227
Prepaid expenses and other current assets	$31,282	$26,305

Equipment and improvements are summarized as follows:

	March 31, 2021	March 31, 2020
Computer equipment and software	$35,244	$34,756
Internal-use software	18,174	17,796
Furniture and fixtures	11,555	12,477
Leasehold improvements	14,418	13,681
Equipment and improvements, gross	79,391	78,710
Accumulated depreciation and amortization	(64,852)	(58,874)
Equipment and improvements, net	$14,539	$19,836

Other assets are summarized as follows:

	March 31, 2021	March 31, 2020
Capitalized commission costs	$19,104	$17,537
Deposits	5,505	6,074
Debt issuance costs	2,521	2,124
Other noncurrent assets	9,891	7,921
Other assets	$37,021	$33,656

Accrued compensation and related benefits are summarized as follows:

	March 31, 2021	March 31, 2020
Accrued bonus	$29,382	$10,396
Accrued vacation	12,038	10,469
Accrued commissions	4,628	2,087
Deferred payroll taxes	3,817	—
Accrued payroll and other	509	840
Accrued compensation and related benefits	$50,374	$23,792

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2021	March 31, 2020
Sales returns reserves and other customer liabilities	$9,449	$6,395
Accrued legal expense	6,302	2,119
Accrued hosting costs	6,158	4,652
Care services liabilities	5,280	2,307
Accrued employee benefits and withholdings	4,649	3,002
Customer credit balances and deposits	4,638	4,260
Accrued royalties	3,125	3,113
Accrued consulting and outside services	3,002	2,520
Accrued outsourcing costs	2,266	2,378
Accrued EDI expense	2,020	3,511
Accrued self insurance expense	1,737	2,054
Accrued taxes payable	586	1,222
Contingent consideration related to acquisitions	533	—
Other accrued expenses	2,954	3,819
Other current liabilities	$52,699	$41,352

Deferred payroll taxes	$3,817	$—
Uncertain tax positions	3,175	1,203
Contingent consideration related to acquisitions	—	1,900
Other liabilities	144	178
Other noncurrent liabilities	$7,136	$3,281

13. Income Taxes

The provision for (benefit of) income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2021	2020	2019
Current:
Federal taxes	$6,562	$408	$1,159
State taxes	1,226	858	(238)
Foreign taxes	826	874	744
Total current taxes	8,614	2,140	1,665
Deferred:
Federal taxes	$(6,053)	$(3,578)	$3,752
State taxes	(2,068)	(1,682)	(428)
Foreign taxes	(733)	(119)	(195)
Total deferred taxes	(8,854)	(5,379)	3,129
Provision for (benefit of) income taxes	$(240)	$(3,239)	$4,794

The provision for (benefit of) income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Tax expense at United States federal statutory rate (1)	$1,948	$895	$6,150
Items affecting federal income tax rate:
Research and development tax credits	(3,449)	(4,705)	(4,647)
Impact of foreign operations	(1,203)	(683)	(304)
Impact of deferred adjustments	(251)	159	132
Impact of audit settlements	(56)	(61)	967
Return to provision true-ups	(15)	(1,868)	(149)
Impact of amended returns	(9)	67	391
Acquisition expenses	—	229	(2)
Foreign transition tax - Tax Reform	—	—	210
Revaluation of deferred tax balances - Tax Reform	—	—	231
Impact of uncertain tax positions	278	1,062	375
Non-deductible expenses	517	903	140
Impact of valuation allowance	563	(49)	(33)
State income taxes	572	687	1,502
Compensation	865	125	(169)
Provision for (benefit of) income taxes	$(240)	$(3,239)	$4,794

(1)	Federal statutory rate was 21.0% for March 31, 2021, 2020 and 2019.

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2021	March 31, 2020
Deferred tax assets:
Compensation and benefits	$19,541	$11,966
Deferred revenue	8,325	10,546
Research and development credit	7,706	9,643
Net operating losses	7,652	8,812
Operating lease liabilities	6,204	11,430
Foreign deferred taxes	2,306	1,574
Allowance for doubtful accounts	1,819	1,819
Accrued legal settlement	905	—
Total deferred tax assets	54,458	55,790
Deferred tax liabilities:
Intangibles assets	$(9,451)	$(12,477)
Prepaid expense	(9,396)	(7,842)
Capitalized software	(4,659)	(9,931)
Operating right-of-use assets	(3,003)	(6,667)
Accelerated depreciation	(1,339)	(1,405)
Other	(611)	(145)
Accounts receivable	(510)	(1,251)
Total deferred tax liabilities	(28,969)	(39,718)
Valuation allowance	(6,015)	(5,452)
Deferred tax assets, net	$19,474	$10,620

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.

As of March 31, 2021 and 2020, we had federal net operating loss (“NOL”) carryforwards of $18,748 and $24,216, respectively. The federal NOL carryforwards were inherited in connection with our acquisitions of HealthFusion in January 2016, Gennius in March 2015, Entrada in April 2017, EagleDream in August 2017, and Medfusion in December 2019. The NOL carryforwards expire in various amounts starting in fiscal 2030 for both federal and state tax purposes. As of March 31, 2021, we had state NOL carryforwards of approximately $3,715 (tax effected), related to the HealthFusion, Entrada, EagleDream, and Medfusion acquisitions state NOL tax attribute. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

As of March 31, 2021 and 2020, the research and development tax credit carryforward available to offset future federal and state taxes was $8,574 and $12,399, respectively. The federal credits include credits inherited in connection with our acquisition of Medfusion in December 2019. The credits expire in various amounts starting in fiscal 2034.

We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain state credits and NOL carryforwards for which we have recorded a valuation allowance.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the one-time Transition Tax, we intend to continue investing these earnings indefinitely outside of the U.S. If we determine that all or a portion of our foreign earnings are no longer to be indefinitely reinvested, we may be subject to additional foreign withholding taxes and state income taxes in the U.S. beyond the Tax Reform’s one-time Transition Tax. In the event that we distribute the foreign earnings to the U.S., we will incur and record foreign withholding related taxes and U.S. state taxes of approximately $3,400 and $600, respectively.

The Taxation Laws (Amendment) Act, 2019 was enacted on December 12, 2019 to lower corporate tax rates in India. We opted not to elect for the reduced tax rate for various factors for the year ended March 31, 2021 and 2020.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities in our consolidated balance sheet, is as follows:

Balance as of March 31, 2019	$2,894
Additions for prior year tax positions	1,372
Additions for current year tax positions	781
Reductions for prior year tax positions	(855)
Balance as of March 31, 2020	4,192
Additions for prior year tax positions	220
Additions for current year tax positions	635
Reductions for prior year tax positions	(621)
Balance as of March 31, 2021	$4,426

During the year ended March 31, 2021, we recorded additional net liabilities of $234 related to various federal and state tax planning benefits recorded in the current year for current and prior year tax positions. If recognized, the total amount of unrecognized tax benefit that would decrease the income tax provision is $4,426.

Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of net income and comprehensive income. We had approximately $88 and $174 of accrued interest related to income tax matters as of March 31, 2021 and 2020, respectively. We recognized interest income of $85, interest income of $35, and interest expense of $19 in the years ended March 31, 2021, 2020 and 2019, respectively, related to income tax matters in the consolidated statements of net income and comprehensive income. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“Stimulus Bill”), signed into law on March 27, 2020 and December 27, 2020, respectively, have resulted in significant changes to the U.S. federal corporate tax law. Additionally, several state and foreign jurisdictions have enacted additional legislation and or comply with federal changes. We have considered the applicable tax law changes and recognized the impact in our income tax provision, as applicable.

14. Employee Benefit Plans

We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the Internal Revenue Service limit per year based on the Internal Revenue Code. The annual contribution is determined by a formula set by our Board of Directors ("Board") and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board. Net contributions of $4,625, $4,658 and $5,206 were made by the Company to the 401(k) plan for the years ended March 31, 2021, 2020, and 2019, respectively.

We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $6,620 and $5,300 at March 31, 2021 and 2020, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $8,126 and $7,029 at March 31, 2021 and 2020, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $79, $74 and $71 to the Deferral Plan for the years ended March 31, 2021, 2020, and 2019, respectively.

15. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2021, there were 142,220 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Equity, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of March 31, 2021, there were 2,648,864 outstanding options, 2,263,569 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 1,538,544 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the years ended March 31, 2021, 2020, and 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2018	3,670,170	$15.51	6.2	$766
Granted	326,130	16.40	6.8
Exercised	(375,645)	15.49	4.7	1,589
Forfeited/Canceled	(451,730)	18.00	4.9
Expired	(2,400)	28.15
Outstanding, March 31, 2019	3,166,525	$15.36	5.5	$7,040
Exercised	(55,325)	15.87	4.3	138
Forfeited/Canceled	(75,450)	23.38	1.5
Expired	(34,400)	43.04
Outstanding, March 31, 2020	3,001,350	$14.83	4.7	$—
Exercised	(116,916)	16.21	3.3	303
Forfeited/Canceled	(47,350)	18.58	3.7
Expired	(46,000)	29.17
Outstanding, March 31, 2021	2,791,084	$14.47	3.7	$10,303
Vested and expected to vest, March 31, 2021	2,715,933	$14.45	3.7	$10,075
Exercisable, March 31, 2021	2,331,745	$14.33	3.6	$8,910

Share-based compensation expense related to stock options was $2,536, $3,826, and $3,936 for the years ended March 31, 2021, 2020, and 2019, respectively.

There were no stock options granted during the years ended March 31, 2021 and 2020. During the year ended March 31, 2019, we granted total stock options of 326,130, to purchase shares of common stock under the Amended 2015 Plan at an exercise price equal to the market price of our common stock on the date of grant, as summarized below.

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

We utilized the Black-Scholes valuation model for estimating the fair value of share-based compensation with the following assumptions:

Year Ended
March 31, 2019
Expected term	6.1 - 6.3 years
Expected volatility	34.6% - 36.8%
Expected dividends	0.0%
Risk-free rate	2.8% - 3.1%

The weighted-average grant date fair value of stock options granted during the year ended March 31, 2019 was $7.18 per share.

Non-vested stock option award activity during the years ended March 31, 2021, 2020, and 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2018	2,657,005	$5.18
Granted	326,130	7.18
Vested	(778,900)	5.12
Forfeited/Canceled	(358,380)	5.36
Outstanding, March 31, 2019	1,845,855	$5.52
Vested	(745,033)	5.29
Forfeited/Canceled	(9,150)	6.42
Outstanding, March 31, 2020	1,091,672	$5.67
Vested	(605,433)	5.40
Forfeited/Canceled	(26,900)	6.80
Outstanding, March 31, 2021	459,339	$5.96

As of March 31, 2021, $1,473 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.7 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the years ended March 31, 2021, 2020, and 2019 was $3,272, $3,940, and $3,985, respectively.

Restricted Stock Awards

Restricted stock awards activity during the years ended March 31, 2021, 2020, and 2019 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2018	1,820,910	$14.52
Granted	885,845	18.14
Vested	(642,695)	14.63
Canceled	(348,102)	14.79
Outstanding, March 31, 2019	1,715,958	$16.29
Granted	1,529,831	16.93
Vested	(764,290)	16.05
Canceled	(168,719)	17.06
Outstanding, March 31, 2020	2,312,780	$16.74
Granted	1,222,863	12.04
Vested	(1,053,792)	16.22
Canceled	(218,282)	15.30
Outstanding, March 31, 2021	2,263,569	$14.58

Share-based compensation expense related to restricted stock awards was $16,371, $14,706, and $10,875 for the years ended March 31, 2021, 2020, and 2019, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of March 31, 2021, $23,277 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

Performance Stock Units and Awards

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which no shares are currently outstanding. The performance stock awards vested in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong stock price performance. Share-based compensation expense related to the performance stock awards was $184 for the year ended March 31, 2021.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards was $458, $123 and $534 for the years ended March 31, 2021, 2020 and 2019, respectively.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $ 1,455 and $309 for the years ended March 31, 2021 and 2020, respectively.

On October 26, 2020, the Compensation Committee of the Board approved 408,861 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified.  Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance will be modified for cumulative 3-year TSR on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.25 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $1,187 for the year ended March 31, 2021.

As of March 31, 2021, $9,896 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.3 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2021, we have issued 748,828 shares under the Purchase Plan and 3,251,172 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $519, $484, and $481 for the years ended March 31, 2021, 2020, and 2019, respectively.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Previously scheduled trial dates have been postponed due to the ongoing pandemic, and a new trial date has been set for July 6, 2021.  Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. Following briefing and a hearing at the liability phase of the arbitration, the arbitrator held that Hussein is entitled to indemnification for “Expenses” (as that term is defined in Hussein’s indemnification agreement with NextGen) incurred in defense of NextGen’s cross-complaint against him.  The arbitrator will determine the quantum of indemnifiable Expenses at a second phase of the arbitration scheduled for June 10, 2021.  At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

17. Restructuring Plan

In May 2020, we announced a decision to execute a reduction in our workforce of less than 3% as well as other temporary cost reductions in response to the COVID-19 pandemic. We recorded $2,562 of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, for the year ended March 31, 2021 within operating expenses in our consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of March 31, 2021.

In June 2019, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. We recorded $2,505 of restructuring costs in the year ended March 31, 2020 within operating expenses in our consolidated statements of comprehensive income. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of March 31, 2020.

During the year ended March 31, 2019, we recorded $640 of restructuring costs related to adjustments to the estimated fair value of remaining lease obligations for vacated properties associated with our prior restructuring plan. The restructuring costs were comprised of facilities-related costs associated with accruals for the remaining lease obligations at certain locations, including Solana Beach, St. Louis, and a portion of Horsham with contractual lease terms ending between January 2018 and September 2023. We estimated the remaining lease obligations at fair value as of the cease-use date for each location based on the future contractual lease obligations, reduced by projected sublease rentals that could be reasonably obtained for the locations after a period of marketing, and adjusted for the effect deferred rents that have been recognized under the lease. The effect of discounting future cash flows using a credit-adjusted risk free rate was not significant. Sublease income and commencement dates were estimated based on data available from rental activity in the local markets. As of March 31, 2019, the remaining lease obligation, net of estimated projected sublease rentals, was $1,762.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2021	$4,191	$6,595	$(7,193)	$3,593
March 31, 2020	$4,759	$7,094	$(7,662)	$4,191
March 31, 2019	$5,520	$4,969	$(5,730)	$4,759

	Allowance for Doubtful Accounts
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2021	$3,549	$2,834	$(2,178)	$4,205
March 31, 2020	$6,054	$3,367	$(5,872)	$3,549
March 31, 2019	$3,876	$5,644	$(3,466)	$6,054

	Valuation Allowance for Deferred Taxes
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition Related Additions	Deductions	Balance at End of Year
March 31, 2021	$5,452	$877	$—	$(314)	$6,015
March 31, 2020	$3,563	$327	$1,590	$(28)	$5,452
March 31, 2019	$2,893	$708	$—	$(38)	$3,563