Form 10-K/A
period 2021-03-31
NEXTGEN HEALTHCARE, INC.
filed 2021-07-29
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of NextGen Healthcare, Inc. for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2021 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III on Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K. In addition, this Form 10-K/A deletes the reference on the cover of the Original 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 30 of Regulation S-K, paragraphs 3,4, and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not modify or update disclosure in the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

NextGen Healthcare Inc.

Amendment No. 1 to Annual Report on Form 10-K

For the Fiscal Year Ended March 31, 2021

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

As of July 28, 2021, the members of the Board of Directors (“Board”) of the Company were:

Craig A. Barbarosh, age 53, is a director and has served as our Vice Chair of the Board since November 2015 Currently he is the Chairman of the Board of Landec Corporation and a director at Evolent Health, Inc., where he is a member of the Strategy and Compensation Committees, and Sabra Health Care REIT, Inc., where he is the Chair of the Audit Committee and a member of the Compensation Committee.  Mr. Barbarosh previously served on the Boards of Aratana Therapeutics, where he was the Chair of the Strategy Committee and a member of the Compensation Committee, Bazaarvoice, Inc., where he was a member of the Compensation Committee, and BioPharmX, Inc., where he was the Chair of the Nominating and Governance Committee and a member of the Audit and Compensation Committees.  Mr. Barbarosh also previously served as the Independent Board Observer for Payless Holdings, Inc. and as an independent director of Ruby Tuesday, Inc. Mr. Barbarosh is a partner at the international law firm of Katten Muchin Rosenman LLP, a position he has held since June 2012. Previously, Mr. Barbarosh was a partner of the international law firm of Pillsbury Winthrop Shaw Pittman LLP.  He served in several leadership positions while a partner at Pillsbury including serving on the firm’s Managing Board, as the Chair of the firm’s Board’s Strategy Committee, as a co-leader of the firm’s national Insolvency & Restructuring practice section and as the Managing Partner of the firm’s Orange County office. At Katten, Mr. Barbarosh served as a member of the firm’s Executive and Operating Committee from June 2012 through June 2016 and served on the firm’s Board of Directors for seven years. Mr. Barbarosh received a Juris Doctorate from the University of the Pacific, McGeorge School of Law in 1992, with distinction, and a Bachelor of Arts in Business Economics from the University of California at Santa Barbara in 1989. Mr. Barbarosh received certificates for completing executive education courses from the Whatron School of the University of Pennsylvania in Corporate Valuation (2019) and Harvard Business School in Private Equity and Venture Capital (2007), Financial Analysis for Business Evaluation (2010) and Effective Corporate Boards (2015). Mr. Barbarosh is also a frequent speaker and author on governance and restructuring topics. Mr. Barbarosh, as an experienced board director and attorney specializing in the area of financial and operational restructuring and related mergers and acquisitions, provides our Board with experienced guidance on governance and transactional matters involving our company.  Mr. Barbarosh has been a director since 2009.

George H. Bristol, age 72, is a director. Mr. Bristol is a Managing Director of Janas Associates, a corporate financial advisor, a position he has held since 2010. From August 2006 until March 2010 he served as Managing Director-Corporate Finance of Crowell Weedon & Co. From November 2002 until August 2006, he was a member and Chief Financial Officer of Vantis Capital Management, LLC, a registered investment advisor which managed the Vantis hedge funds totaling over $1.4 billion. Prior to Vantis, he was an investment banker with several firms including Ernst & Young, Paine Webber, Prudential Securities and Dean Witter. He is a graduate of the University of Michigan and Harvard Business School. Mr. Bristol’s experience analyzing, evaluating and understanding financial statements in his various corporate finance positions provide our Board with insight from someone with direct responsibility for strategic and transactional financial matters. Mr. Bristol has been a director since 2008.

Julie D. Klapstein, age 66, is a director. Ms. Klapstein was the founding Chief Executive Officer of Availity, LLC, one of the nation’s largest health information networks optimizing the automated delivery of critical business and clinical information among healthcare stakeholders. Ms. Klapstein served as Availity’s Chief Executive Officer and board member from 2001 to 2011. She was the interim Chief Executive Officer at Medical Reimbursements of America, Inc., a private company, from February 2017 to June 2017. Ms. Klapstein’s more than thirty years of experience in the healthcare information technology industry include executive roles at Phycom, Inc. (President and Chief Executive Officer from 1996 to 2001), Sunquest Information Systems (Executive Vice President), Shared Medical Systems’ Turnkey Systems Division (now Siemens Medical Systems), and GTE Health Systems. Ms. Klapstein is a director of Amedisys Inc. (NASDAQ: AMED), where she serves on the Governance and Quality committees, and where she is chair of the Compensation committee; Oak Street Health (NYSE: OSH) where she serves on the Compliance committee and chair of the Compensation committee; and MultiPlan Corporation (NYSE: MPLN) where she serves on the Audit committee. She also currently serves on the board of directors for two private companies, including eSolutions, Inc., which specializes in revenue cycle management solutions, and Revecore, specializing in complex claims for hospitals. Ms. Klapstein previously was a director for two public companies, Annie’s Homegrown/Annies, Inc. from January 2012 to September 2014, where she served on the Governance, Compensation, and Audit committees, and Standard Register Inc. from April 2011 to November 2014, where she served on the Governance, Compensation, and Audit committees. She also has been a director for multiple private companies. Ms. Klapstein earned her bachelor’s degree from Portland State University in Portland, Oregon. Our Board has concluded that Ms. Klapstein should serve on our Board based on her extensive knowledge of the healthcare industry including healthcare information technology, relevant executive and management experience, and public company board experience. Ms. Klapstein has been a director since 2017.

James C. Malone, age 72, is a director. Mr. Malone has more than 35 years of financial leadership experience, having held the Chief Financial Officer position at several global healthcare companies.  Mr. Malone is the Executive Vice President and Chief Financial Officer of XIFIN, Inc. a financial cloud computing company dedicated to optimizing the economics of healthcare, since February 2015 and resigned August 3, 2020 (following the resignation he is providing consulting services to XIFIN, Inc.). Mr. Malone served as the Chief Financial Officer and Executive Vice President of American Well Inc., a software technology and services company that brings healthcare into the homes and workplaces of patients, from September 2010 to January 2015. He served as Chief Financial Officer of Misys PLC, a multinational software company, from June 2007 to January 2009 and served as its Executive Vice President until January 2009. He joined Misys from The TriZetto Group, Inc., a provider of healthcare IT solutions and services to payers and providers, where he served as Chief Financial Officer from March 2004 to June 2007, Vice President of Finance from January 2004 until his appointment as Chief Financial Officer, Executive Vice President of Finance from January 2006 to June 2007, Senior Vice President of Finance from January 2004 until January 2006 and also served as its Principal Accounting Officer. Prior to this, he served as Chief Financial Officer, Senior Vice President and Chief Administrative Officer of IMS Health Inc., a provider of information, services and technology for the healthcare industry. He served as Senior Vice President and Controller of Cognizant Corporation from 1995 to 1997. Mr. Malone also held management positions at Dun & Bradstreet, Reuben H. Donnelley, and Siemens AG and served as audit manager at Price Waterhouse. He also served as an executive director of Misys PLC from June 2007 to January 2009 and served as director of Allscripts Healthcare Solutions, Inc. (alternate name, Allscripts-Misys Healthcare Solutions, Inc.), which provides practice management and electronic health record technology to healthcare providers, from October 2008 to January 2009. He also served as a director of Cognizant Technology Solutions, Inc. Mr. Malone received his BS in Accounting from St. Francis College in 1973 and attended Pace University for graduate work in tax. He received his Certified Public Accountant certification from the State of New York in 1975. Mr. Malone’s qualifications as a director include his experience as a Chief Financial Officer in the technology industry (including in the health care technology sector) and his experience as an executive officer and director of various companies. Mr. Malone has been a director since 2013.

Jeffrey H. Margolis, age 58, is a director and has served as the Chair of our Board since November 2015. Currently, Mr. Margolis is Chairman of Welltok, Inc., a data-driven, enterprise SaaS company that develops and delivers a consumer activation platform to the healthcare industry. Mr. Margolis served as Welltok’s CEO from April 2013 through April 2020. Mr. Margolis is Chairman Emeritus of TriZetto Corporation, a recognized leader of in the provision of health information technology for payers and providers and the originator of the industry-vertical SaaS model, where he served as the founding CEO beginning in 1997, served as Chairman and CEO until 2010 (publicly traded on NASDAQ from October 1999 - August 2008), and continued as Chairman until October 2011. Mr. Margolis also served as Senior Executive Advisor to the Oliver Wyman Health Innovation Center, an organization that identifies and disseminates ideas and best practices that aim to transform healthcare, during 2012 and 2013. From 1989 to 1997, Mr. Margolis served as Senior Vice President and Chief Information Officer of FHP International Corp. and its predecessors, a publicly-traded company that focused on the delivery of managed group and individual health care insurance and hospital and ambulatory-based clinical services along with a broad array of healthcare ancillary services. Earlier in his career, Mr. Margolis served in various positions with Andersen Consulting including his final position as Manager, Healthcare Consulting. Mr. Margolis currently serves on the board of directors of Alignment Healthcare, Inc. (NASDAQ: ALHC), a publicly-traded population health management company, TriNetX, Inc., a private, for-profit data and software-as-a-service entity that supports clinical trials, and Hydrogen Health Management Feeder, LLC. He has previously served on a variety of other for-profit boards. He also has served on a number of not-for-profit boards of directors. Mr. Margolis is currently a director of Hoag Hospital and Chair of the Hoag Clinic in Newport Beach, California. He is a member of the board of governors at Cedars-Sinai in Los Angeles, California and is on the Advisory Boards of the University of California at Irvine’s Center for Healthcare Management & Policy and Center for Digital Transformation. Mr. Margolis also serves as a Senior Advisor to Blackstone (NYSE: BX), one of the world’s largest investment firms. A published author of several books on the topics of healthcare information technology and systems, Mr. Margolis earned a bachelor’s degree in business administration/management information systems with high honors from the University of Illinois in 1984 and holds CPA certificates (currently inactive) in Colorado and Illinois. Mr. Margolis has been a director since 2014.

Morris Panner, age 58, is a director. Mr. Panner is a long tenured executive with expertise in both healthcare software companies, including SaaS capabilities, and the law. Currently, Mr. Panner is the Chief Executive Officer of Ambra Health (formerly DICOM Grid), a cloud-based healthcare software company that manages diagnostic imaging and related healthcare data. Prior to joining Ambra Health in September 2011, Mr. Panner was the Chief Executive Officer of Townflier, Inc. and related affiliates that provide group communications services, from May 2010 to August 2011. Previously, from April 2000 to May 2010, he was Chief Executive Officer of OpenAir, Inc., a SaaS project management company, which he led from start-up to its successful acquisition by NetSuite Inc., a provider of an integrated web-based business software suite, in 2008. Following the acquisition, Panner led the OpenAir division of NetSuite, during which time he oversaw the acquisition and integration of OpenAir’s nearest competitor, QuickArrow, Inc., as well as the expansion of OpenAir internationally. Mr. Panner served as a board member and as Chair of the Board of the Software Division of the Software and Information Industry Association. Mr. Panner is a lawyer who served as an Assistant United States Attorney, the Resident Legal Advisor in Bogota, Columbia for the U.S. Department of Justice and as the Principal, Deputy Chief of the Narcotics and Dangerous Drug Section of the U.S. Department of Justice. He served on the board of directors of Unanet Technologies, Inc., a software development company specializing in services automation solutions for project-based companies.  He currently serves on the External Advisory Board for the Imaging Data Commons of the National Cancer Institute (NCI) at the National Institutes of Health (NIH), and on the board of Drug Strategies, a non-profit research institution on issues of drug addiction and treatment. Mr. Panner was previously a director of the Washington Office on Latin America, a not-for-profit organization, from 2003 to 2009. Mr. Panner graduated from Yale College with a BA in History in 1984 and from the Harvard Law School with a JD in 1988. Mr. Panner’s qualifications as a director include his executive experience at software companies, including at health care software companies, and his legal training. Mr. Panner has been a director since 2013.

Sheldon Razin, age 83, is a director and our Chair Emeritus. He is the founder of our Company and served as our Chair of the Board from our incorporation in 1974 until his retirement as Chair and his appointment as Chair Emeritus in November 2015. Throughout his tenure as our Chair, Mr. Razin has received several awards recognizing his service and contributions as a director. Mr. Razin’s honors at the national level include: winner in the Software Category of TechAmerica’s 52nd Annual Innovator Awards in 2010 and Chairman of the Year in the 2009 American Business Awards. He was also honored as a Director of the Year in Orange County’s 16th Annual Forum for Corporate Directors Awards in 2011, as the 2009 Ernst & Young Entrepreneur of the Year in the Healthcare Category for the Orange County and Desert Cities region and as a Finalist at the national level, and with the Excellence in Entrepreneurship Award from the Orange County Business Journal in 2009. Mr. Razin served as our Chief Executive Officer from 1974 until April 2000. Since our incorporation until April 2000, he also served as our President, except for the period from August 1990 to August 1991. Additionally, Mr. Razin served as our Treasurer from our incorporation until October 1982. Prior to founding our Company, he held various technical and managerial positions with Rockwell International Corporation and was a founder of our predecessor, Quality Systems, a sole proprietorship engaged in the development of software for commercial and space applications and in management consulting work. Mr. Razin is also a co-founder and board chairman of SurePrep, LLC, a tax technology and service company. In addition, he is the board chairman and a member of the compensation committee of LoanBeam, a company spun-off from SurePrep, LLC that automates loan processing. Mr. Razin holds a B.S. degree in Mathematics from the Massachusetts Institute of Technology. Mr. Razin, as our founder, brings valuable knowledge to our Board regarding our history, operations, technology and marketplace. As evidenced by his awards, he has been and continues to be a technology and healthcare visionary as well as an outstanding entrepreneur whose insights and guidance are invaluable to our Company. Mr. Razin has been a director since 1974.

Lance E. Rosenzweig, age 58, is a director. Mr. Rosenzweig currently serves as President, CEO and a director of Support.com (NASDAQ: SPRT) and has been a director and Chair of the Board of Boingo Wireless (NASDAQ: WIFI) up until its successful acquisition by Digital Colony in 2021. From 2018 to 2020, Mr. Rosenzweig served as CEO of Startek (NYSE: SRT), a global business process outsourcing company with over 45,000 employees.  From 2015 through 2016, Mr. Rosenzweig served as Operating Executive of Marlin Operations Group, which works with Marlin Equity Partners, a global investment firm with over $7.4 billion capital under management.  At Marlin, Mr. Rosenzweig served as Chairman and CEO of Domo Tactical Communications, and as Chairman of two other portfolio companies. Mr. Rosenzweig served as Chief Executive Officer and President, Global Markets for Aegis USA, a leading business process outsourcing company with over 18,000 employees that services major corporations in the healthcare, financial services and other industries, from 2013 through the company’s sale to Teleperformance for $610 million in 2014. Mr. Rosenzweig served as founder and Chief Executive Officer of LibertadCard, a provider of pre-paid debit and remit cards, from 2010 through 2013. Mr. Rosenzweig has also co-founded and served as Chair of the Board of PeopleSupport, a business process outsourcing company with over 8,000 employees and operations in the US, the Philippines and Costa Rica, since its inception in 1998, and as PeopleSupport’s Chief Executive Officer from 2002 through the company’s sale in 2008 for $250 million. Under Mr. Rosenzweig’s leadership as CEO, PeopleSupport went public in an IPO, was ranked by Fortune as the 9th fastest growing small public company in the U.S. and was named employer of the year in the Philippines. Earlier in his career, Mr. Rosenzweig had a variety of leadership roles in operations, finance and investment banking. Mr. Rosenzweig has a BS in Industrial Engineering and an MBA with honors every term, both from Northwestern University. Mr. Rosenzweig brings significant experience as a successful public company CEO and board director of technology companies with domestic and global operations. Mr. Rosenzweig has been a director since 2012.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

James R. Arnold, Jr., age 65, was appointed our Executive Vice President and Chief Financial Officer in March of 2016. Prior to joining the Company, Mr. Arnold served as Chief Financial Officer and Executive Board member of Kofax Ltd., a publicly traded software company, from June 2010 to May 2015, where Mr. Arnold participated in and facilitated the strategic process that resulted in the sale of Kofax Ltd.’s enterprise software division. From 2004 to 2009, Mr. Arnold was Senior Vice President at Nuance Communications, Inc., a publicly traded software company, where he also served as Chief Financial Officer from 2004 to 2008. Previously, Mr. Arnold held numerous other senior-level finance positions at technology companies, to include roles as Vice President Corporate Controller at Cadence Design Systems, Inc., Chief Financial Officer at Informix Software, Inc., and Corporate Controller at Centura Software Corporation. Additionally, from 2003 to 2010 he served as a director and chair of the audit committee at Selectica, Inc., where he also was co-chairman of the board in 2010. Earlier in his career, Mr. Arnold provided consulting and auditing services to companies in diverse industries while at Price Waterhouse LLP. Mr. Arnold holds a Bachelor of Business Administration degree in Finance from Delta State University in Cleveland, Mississippi, and a Master’s degree in Business Administration from Loyola University in New Orleans, Louisiana.

David A. Metcalfe, age 58, was appointed our Executive Vice President and Chief Technology Officer in February 2016. Prior to joining the Company, Mr. Metcalfe served as Vice President of R&D at Becton, Dickinson & Company, a leading worldwide medical technology company, from March 2015 to January 2016. Previously, Mr. Metcalfe was Vice President of Product Development at CareFusion Corp., a global medical technology company servicing the critical care market, from September 2012 to March 2015, at which time CareFusion was acquired by Becton, Dickinson & Company. From 2008 to 2012, Mr. Metcalfe was Vice President of Development for Allscripts Healthcare Solutions, a provider of healthcare information technology solutions. Earlier in his career, Mr. Metcalfe held numerous other senior-level development positions at technology companies. Mr. Metcalfe holds a Bachelor of Science in Instrumentation and Control Engineering from Teesside University in Middlesbrough, England.

Jeffrey D. Linton, age 58, became our Executive Vice President, General Counsel and Secretary in December of 2017. Prior to joining the Company, Mr. Linton served as General Counsel and Secretary of Applied Proteomics, Inc. from November 2016 to November 2017.  Previously, Mr. Linton was Senior Vice President, General Counsel and Secretary of Sequenom, Inc. from September 2014 to October 2016.  Before joining Sequenom, Mr. Linton was Senior Vice President and General Counsel at Beckman Coulter, Inc. from July 2011 to September 2014 and, prior to that, was Vice President, Deputy General Counsel from September 2008 to July 2011. Before joining Beckman Coulter, Mr. Linton was President of the research products and services division of Serologicals Corporation, a company that developed, manufactured and sold life science research products and technologies, diagnostic kits and drug discovery services. Before that role, he served as Vice President, Law, Corporate Business Development and Public Affairs at Serologicals from October 2000 to April 2003. He has held various other positions in law, government and public affairs and human resources. Mr. Linton earned a B.A., magna cum laude, from Butler University and a J.D., cum laude, from the University of Notre Dame Law School.  He is a member of the Board of Directors of the Notre Dame Law Association.

Srinivas S. Velamoor, age 46, became our Chief Growth & Strategy Officer and Executive Vice President, in July 2021.  Mr. Velamoor brings two decades of experience in driving growth and performance at leading global healthcare, financial services and technology organizations.  Prior to joining the Company, Mr. Velamoor served as a partner and the health sector leader of McKinsey & Company’s North America digital analytics and ‘Leap’ business building practices. Over a decade at McKinsey, he orchestrated the growth and scale-up of the firm’s healthcare technology and digital health practices and led the creation, scaling and commercial acceleration of several new digital health businesses. Before joining McKinsey & Company, Velamoor was a principal at both PricewaterhouseCoopers and Diamond Management & Technology Consultants, where he advised industry leading firms in financial services and healthcare. Mr. Velamoor received an MBA in Finance from The Wharton School at The University of Pennsylvania, and a BSE in Biomedical Engineering, Electrical Engineering and Economics from Duke University.

Donna Greene, age 58, has been the Executive Vice President of Human Resources at the Company since December 2017. She joined the Company in 2011 as the Senior Director of Human Resources and served in that role until 2012. Greene also served as the Company’s Vice President of Human Resources from 2012 to 2013 and Senior Vice President of Human Resources from 2013 to 2017. Prior to her employment with the Company, Ms. Greene was the corporate director of Human Resources for Alliance Healthcare Services from 2007 to 2011. She graduated with a Bachelor of Science in Economics from the University of California, Los Angeles in 1984, and an advanced certification in Human Resources and Business Leadership from the University of California, Irvine in 2011.

Mitchell L. Waters, age 56, became our Executive Vice President of Commercial Growth in January 2021. Mr. Waters joined the Company in December 2016 as the Senior Vice President, Sales, and served in that role until 2021. Prior to joining the Company, Mr. Waters spent 28 years at McKesson Corporation in leadership roles within the technology, automation and pharmaceutical business units. While employed full-time at McKesson, Mr. Waters earned a Master of Business Administration from Auburn University. Mr. Waters earned his B.S. in Industrial Management from Georgia Institute of Technology, Atlanta, Georgia.

Lonnie Allen Plunk, age 50, became our Executive Vice President, Operations, in January 2021. Mr. Plunk joined the Company as Senior Vice President, Managed Services, in March 2017 and served in that role until 2021. Prior to joining the Company, Mr. Plunk served as the Chief Operating Officer and other executive roles for Optum360 for six years after the Company acquired CareMedic Systems in 2009. Mr. Plunk previously served as CareMedic’s Chief Financial Officer and Chief Operating Officer. Mr. Plunk began his career with Coopers & Lybrand, followed by various financial and operations leadership roles in start-up and venture-backed technology companies.

Delinquent Section 16(A) Reports

Under Section 16(a) of the Exchange Act, our directors and executive officers and any person who beneficially owns more than 10% of our outstanding common stock (“reporting persons”) are required to report their initial beneficial ownership of our common stock and any subsequent changes in that ownership to the SEC and Nasdaq. Reporting persons are required by SEC regulations to furnish to us copies of all reports they file in accordance with Section 16(a). Based solely upon our review of the copies of such reports received by us, or written representations from certain reporting persons that no other reports were required, we believe that during the fiscal year ended March 31, 2021, all Section 16(a) filing requirements applicable to our reporting persons were met.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or code of ethics, that applies to our Chief Executive Officer (principal executive officer), Chief Financial Officer (our principal financial officer), Chief Accounting Officer (principal accounting officer), as well as all directors, officers and employees of the Company. Our code of ethics is posted on our internet website located at www.nextgen.com and may be found as follows: From our main web page, click on “NXGN Investors”, then click on “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our code of ethics by posting such information on our website, at the address and location specified above.

Audit Committee

Our Board has an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that consists of Messrs. Bristol (Chair) and Rosenzweig and, effective July 29, 2020, Ms. Klapstein. Prior to Ms. Klapstein’s appointment, the Audit Committee was comprised of Messrs. Bristol (Chair), Malone and Rosenzweig. Mr. Malone resigned from the Audit and Compensation Committees of the Company’s Board on July 29, 2020 because Mr. Malone does not qualify as an “Independent Director” under The Nasdaq Stock Market (“Nasdaq”) Rule 5605(a)(2)(F) due to his son’s promotion to partner at PricewaterhouseCoopers LLP (“PwC”). PwC serves as the Company’s independent registered public accounting firm.

Our Audit Committee is comprised entirely of independent directors under SEC and Nasdaq rules and operates under a written charter adopted by our Board. The duties of our Audit Committee include meeting with our independent public accountants to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. Our Audit Committee also evaluates the independent public accountants’ performance and determines whether the independent registered public accounting firm should be retained by us for the ensuing fiscal year. In addition, our Audit Committee reviews our internal accounting and financial controls and reporting systems practices and is responsible for reviewing, approving and ratifying all related party transactions. Our Audit Committee also exercises primary oversight, on behalf of the Board, over management’s execution of the Company’s cybersecurity and data privacy function.

During the fiscal year ended March 31, 2021, our Audit Committee held four (4) meetings. Our Audit Committee's current charter is posted on our internet website at www.nextgen.com. Our Audit Committee and our Board have confirmed that our Audit Committee does and will continue to include at least three independent members. Our Audit Committee and our Board have confirmed that Mr. Bristol met applicable Nasdaq listing standards for designation as an “Audit Committee Financial Expert” as set forth in Rule 5605 of the Nasdaq listing standards.

Item 11. EXECUTIVE AND DIRECTOR COMPENSATION AND RELATED INFORMATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section describes our executive compensation program for all of our named executive officers, or “NEOs”, for our fiscal year 2021 (which began on April 1, 2020 and ended on March 31, 2021). These four individuals were our executive officers and NEOs during fiscal year 2021.

•	John R. “Rusty” Frantz – Former President and Chief Executive Officer*
•	James R. Arnold – Executive Vice President and Chief Financial Officer
•	David A. Metcalfe – Executive Vice President and Chief Technology Officer
•	Jeffrey D. Linton – Executive Vice President, General Counsel and Secretary

* Effective June 18, 2021, Mr. Frantz ceased serving as our President and Chief Executive Officer and resigned as a member of our Board.

Executive Summary

NextGen Healthcare, Inc. is a leading provider of software and services that empower ambulatory healthcare practices to manage the risk and complexity of delivering care in the rapidly evolving U.S. healthcare system. Our combination of technological breadth, depth and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical, practice management and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives including: population health, care management, patient outreach, managed services, telemedicine and nationwide clinical information exchange. We compete for executive talent with a broad range of companies that are leaders in the software and healthcare information technology industries. Our compensation program is intended to:

•	align management’s interests with the interests of our clients and shareholders;
•	reward strong Company financial performance;
•	provide responsible and balanced incentives; and
•	allow us to attract and retain effective executive leadership.

Accomplishments Achieved by Executive Team During Fiscal Year 2021

We are continuing to transform the Company into a more nimble, client-focused organization under the leadership of our executive management team. The Company is continuing to enable more efficient, integrated, and client-centered delivery of software and services solutions, ultimately leading to improved growth, profit, and long-term shareholder value. The new strategic direction to date has improved product usability for customers, broadened our solution set, and produced noteworthy customer satisfaction results.  Some of the achievements in fiscal year 2021 include:

•	Increased cash flow from operations to $98.5 million, from $85.6 million for the previous fiscal year
•	Continued growth in client satisfaction, as evidenced by a 52% increase in our net promoter score over the prior year
•	Enabled over 1.5 million telehealth visits through our NextGen Virtual Visits™ (formerly OTTO Health which was acquired by NextGen Healthcare in December 2019)
•	Launched NextGen® Patient Experience Platform
•	Launched the NextGen® Behavioral Health Suite - the industry’s only platform that integrates comprehensive physical, behavioral and oral health in one software solution
•

Recognized by KLAS Research as Top Practice Management Solution and Top Ambulatory EMR (NextGen® Enterprise) in the 2021 Best in KLAS Report (11-75 physicians)Navigated the ongoing COVID-19 pandemic, including the migration to a majority remote workforce while supporting the nationwide vaccine rollout and administration through our platform

•

Entered into a $300 million second amended and restated revolving credit agreement facility that includes $150 million accordion feature, which could accommodate borrowing up to $450 million in the aggregate.

Shareholder Support for our Compensation Decisions

At our annual meeting of shareholders in August 2020, approximately 97% of the shares represented and voting on the “say-on-pay” proposal voted in favor of the compensation of our fiscal year 2020 NEOs. We believe the high level of say-on-pay vote support from our shareholders validates our executive compensation program and its underlying pay-for-performance design.

Overview of Executive Compensation Program

Over the past several years, the Compensation Committee revised the design and philosophy of our executive compensation program so that it more closely aligns with the Company’s strategy and market trends.  We believe a significant portion of our NEOs’ compensation should be variable, at risk and tied directly to measurable performance. Consistent with these principles, a significant portion of our NEOs’ compensation is in the form of performance-based incentives that are earned upon the attainment of pre-established financial goals.  The Company does not target a particular benchmark level, but actual total direct compensation of our CEO was below the median and CEO total compensation was ~7.5% lower than the prior year while TSR was 73% higher during the prior fiscal year.  Meanwhile, other NEOs were near the median, except for our CFO who was marginally above-median to reflect increased responsibilities and high personal performance. Also, in fiscal year 2021 we continued with performance-based equity awards for our NEOs that had been re-introduced in fiscal year 2019.

1. Base Salaries:  For fiscal year 2021, the Compensation Committee did not increase base salaries for our NEOs. In addition, in light of the uncertainty caused by the COVID-19 pandemic, our NEOs took a voluntary reduction in base salary from May 16, 2020 to September 30, 2020 with Messrs. Frantz and Arnold taking a 20% reduction and Messrs. Metcalfe and Linton taking a 10% reduction.

2. Cash Bonuses:  For fiscal year 2021, the Compensation Committee did not increase the target cash bonus of the NEOs. The fiscal year 2021 cash bonus program for the NEOs had two performance measures: Revenue and Non-GAAP earnings per share (“Non-GAAP EPS”).  Revenue and Non-GAAP EPS during the year were both higher than in fiscal year 2020 and NEO bonuses were funded formulaically based on results compared to the pre-established fiscal year 2021 bonus plan with discretionary adjustments based upon individual performance factors. For a reconciliation of non-GAAP performance measures to the more directly comparable GAAP measures, please see the section below captioned “Non-GAAP Financial Measure Reconciliation.”

3. Equity:  The Compensation Committee continued emphasizing equity compensation by granting awards in the form of restricted stock awards (“RSAs”) and performance stock units (“PSUs”). The PSUs are weighted 60% and the RSAs 40% to ensure a performance-based orientation.  Fiscal year 2021 grant values were generally equal to or lower than fiscal year 2020, except that the CFO was higher to reflect increased responsibility and high performance. The Compensation Committee has adopted a practice of making executive officer equity awards during the second half of the fiscal year. This equity award timing pattern enables the Compensation Committee to make award decisions based on a clearer sense of the Company’s and the NEOs’ performance throughout the fiscal year and to allow increased opportunities for performance feedback throughout the year.

CEO Compensation

Our CEO’s actual total direct compensation for fiscal year 2021was approximately 7.5% lower than the prior fiscal year, and his equity compensation grant for fiscal year 2021 was approximately 18.5% lower than during fiscal year 2020.

Compensation Philosophy and Objectives

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by executive officers and places in perspective the data presented in the tables and narratives that follow.

The Compensation Committee regularly assesses the Company’s compensation philosophy as well as target and actual compensation. The Compensation Committee is comprised solely of independent directors and has responsibility for overseeing the Company’s overall compensation program, designing and managing our executive compensation program and making recommendations to the Board concerning compensation matters for our employees and directors. The Compensation Committee attempts to create compensation paid to our executive officers that is responsible, balanced, performance-based, and competitive. Our executive compensation program is designed to reward achievement of specific performance goals. By rewarding strong management performance in the achievement of these established goals, our executive compensation program helps to ensure that management’s interests are aligned with our shareholders’ interests, with the ultimate objective of improving shareholder value.

The Compensation Committee designs compensation packages for our executive officers that include equity-based compensation as a key component to further align the interests of our executive officers with those of our shareholders by encouraging long-term performance. The Compensation Committee strives for the program to enable us to recruit, retain and develop effective executive talent by creating compensation opportunities that are fair in light of the Company’s performance and market position.

The Compensation Committee holds meetings following the end of the fiscal year without any members of management present to deliberate on and approve executive officer bonuses earned under the prior fiscal year’s compensation program and approve the salary and cash bonus compensation program for the next fiscal year. The Compensation Committee meets approximately mid-way through each fiscal year to determine executive officer equity awards.  During the process, the Compensation Committee discusses the performance of the executive officers as well as market and industry data on compensation metrics and best practices. The Compensation Committee met nine (9) times during fiscal year 2021.

The Compensation Committee assesses our Company-wide compensation structure, program and practices annually. Pursuant to this assessment, the Compensation Committee believes that the market level, the balance of cash and equity compensation, and the performance measures used in our compensation program are effective, and that our compensation program does not encourage excessive risk taking.

The Compensation Committee has the authority, in its sole discretion, to retain or obtain the advice of an independent compensation consultant, legal counsel or other advisers to assist in carrying out the Compensation Committee’s duties and responsibilities. Prior to selecting a compensation adviser, the Compensation Committee assesses whether work performed or advice rendered by such compensation adviser would raise any conflicts of interest. From time to time, the Compensation Committee has engaged independent compensation consultants to advise it on matters of Board and executive compensation. In each case, the Compensation Committee has utilized these compensation consultants to compile and present Peer Group compensation data to the Compensation Committee. For fiscal year 2021, our Compensation Committee engaged Frederic W. Cook & Co., Inc. as its independent compensation consultant, and there were no conflicts of interest with respect to this adviser. The Compensation Committee also consults publicly available compensation data from time to time as part of its executive compensation decisions.

Components of Compensation

Key components of the 2021 executive compensation program were base salary in the form of cash, a cash incentive bonus program based on Revenue and Non-GAAP EPS performance measures and individual performance and equity awards in the form of RSAs and PSUs. The Compensation Committee views the various components of compensation as related, but distinct, and believes that a significant percentage of total compensation should be allocated to performance incentives. The Compensation Committee determines the appropriate level for each compensation component based in part, but not exclusively, on performance, internal equity, stability and other considerations the Compensation Committee deems relevant. The Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

The Compensation Committee provides NEOs with base salaries to compensate them for services rendered during the fiscal year. The use of base salaries provides stable compensation to officers, allows us to attract high caliber executive talent and provides a base upon which officers may be rewarded for individual performance. Base salaries for NEOs are determined based on positions and responsibilities using market data and considering individual performance, company-wide performance, future contribution potential, peer compensation levels and internal equity issues. The weight given to each of these factors can vary from individual to individual and from period to period. The Compensation Committee does not allocate specific, predetermined weighting to individual factors. Base salaries are intended to be set at levels that, in combination with other forms of compensation, offer the potential to attract, retain, and motivate qualified individuals. Base salaries are targeted to be moderate yet competitive.

Peer Group

When evaluating the future contribution potential of an executive officer, the Compensation Committee considers both past contribution and anticipated contributions to our future success. To a lesser extent, the Compensation Committee takes note, on an informal basis, of the competitive rates of pay in the corporate community, generally, and the relative standing of our compensatory practices in a peer group of similarly sized business software and healthcare information technology companies. The composition of this peer group is based on revenue, market capitalization, number of employees and other available data. For setting fiscal year 2021 compensation the following peer group (“Peer Group”) was used:

•	ACI Worldwide, Inc.
•	Allscripts Healthcare Solutions, Inc.
•	Aspen Technology, Inc.
•	Blackbaud, Inc.
•	Castlight Health, Inc.
•	CommVault Systems, Inc.
•	Computer Programs & Systems, Inc.
•	Fair Isaac Corporation
•	HMS Holdings Corp.
•	Manhattan Associates Inc.
•	MicroStrategy Incorporated
•	Omnicell, Inc.
•	Progress Software Corporation
•	PROS Holdings
•	SPS Commerce, Inc.

The Peer Group companies all have similarly-sized revenue and employee count range as our Company at the time data were reviewed for fiscal year 2021 compensation decisions, with the Peer Group companies’ revenue ranging between approximately 0.2 times and 3.3 times our Company’s estimated fiscal year 2021 revenue

The Compensation Committee does not rely solely on benchmark data and does not target a specific percentile, although our CEO’s actual total direct compensation value was about 7% below the median.

Balanced Pay Opportunities

The Compensation Committee evaluates our compensation program annually to ensure it provides balanced and reasonable pay opportunities. In designing our compensation program, our Compensation Committee is guided by the following compensation principles:

•

Performance-based equity awards.  During fiscal year 2021, our Compensation Committee continued the practice of making performance-based equity awards to our NEOs.  The PSUs were ~60% of the NEO equity value in fiscal year 2021 and vest after three years upon the achievement of specified long-term performance goals, including increasing fiscal year 2022 and fiscal year 2023 revenue goals, subject to modification up or down based on cumulative 3-year total shareholder return.

•

Total direct compensation value for CEO below the peer group median. We believe this compensation value constitutes a restrained compensation philosophy in the midst of effecting a corporate transformation.

•

Selective use of employment agreements and severance arrangements. Our former President and Chief Executive Officer, Mr. Frantz, was the only NEO that was party to an employment agreement. All of our other NEOs are subject to change of control severance agreements that provide severance payments and other benefits in connection with a change of control of the Company, but only if the NEO is terminated by the Company without “cause”, or terminates his or her employment for “good reason” within the two month period before or 18 month period after a “change in control” of the Company.

•

Limited perquisites; no tax gross-ups. We do not provide any significant perquisites to our NEOs, other than gym membership reimbursement, as well as an allowance to our Chief Financial Officer pursuant to his employment offer letter for a corporate apartment that was shared with another member of our leadership team, as detailed in the Summary Compensation Table. We do not provide tax gross-ups to our NEOs in connection with perquisites or benefits.

•	No corporate aircraft. We do not provide a corporate aircraft for personal travel to any of our NEOs.
•

Executive stock ownership policy. We have an executive stock ownership policy designed to align our NEOs’ long-term interests with those of our shareholders and to discourage excessive risk taking. The policy requires our CEO to achieve a stock ownership level of six times base salary, while the other NEOs must achieve stock ownership levels of two times base salary. Executive officers who have not achieved the ownership requirements within five years are required to hold 100% of their after-tax profit shares acquired upon option exercises or following the vesting of other shares.

•

Executive compensation recovery policy (“clawback”).  Our incentive recoupment policy provides that all cash and equity incentive compensation awarded to our NEOs may be recovered in the event of a financial restatement or intentional misconduct by the NEO.

Commitment to Strong Governance Standards

We are committed to maintaining good corporate governance standards with respect to our compensation program, procedures and practices. As such, our Company’s and Compensation Committee’s practices include the following:

•	Independent compensation committee. Our Compensation Committee designs and oversees our executive compensation program. The Compensation Committee is comprised entirely of independent directors.
•	Annual say-on-pay advisory vote. Since 2011, we have held annual say-on-pay advisory votes in accordance with good governance practices and to maintain accountability to our shareholders.
•

Performance goals. A significant portion of our NEOs’ compensation is in the form of performance-based annual cash and equity incentives that are earned upon the attainment of pre-established financial goals. These goals are tied directly to the Company’s measurable performance and designed to align the interests of our executives with those of our shareholders. All goals reflected growth over prior year performance.

•

Risk oversight. Our Compensation Committee oversees and periodically assesses the risks associated with our compensation structure, program and practices to ensure they do not encourage excessive risk-taking.

•

Authority to engage independent consultants. Our Compensation Committee has the authority to engage its own independent compensation consultants, legal counsel or other advisers to assist in designing and assessing our executive compensation program and pay practices. For fiscal year 2021, our Compensation Committee engaged Frederic W. Cook & Co., Inc. as its independent compensation consultant.

•

Prohibition on speculative trading. Board members, officers and employees are prohibited under the Company’s insider trading policy from engaging in short-term or speculative transactions in our Company’s shares.  This includes a prohibition on pledging and hedging transactions.

Base Salary

Salary levels are considered annually as part of our Compensation Committee’s performance review process. Fiscal year 2021 salaries were not increased from fiscal year 2020 levels. Fiscal year 2021 base salaries were as follows:

•	John R. Frantz - $675,000
•	James R. Arnold - $500,000
•	David A. Metcalfe - $475,000
•	Jeffrey D. Linton - $385,000

In light of the uncertainty caused by the COVID-19 pandemic, the NEOs reduced their base salary from May 16, 2020 to September 30, 2020 with Messrs. Frantz and Arnold reducing salary by 20% and Messrs. Metcalfe and Linton reducing their salaries by 10%.

Cash Bonuses

The cash incentive bonus compensation component of the fiscal year 2021 executive compensation program was based on two performance measures: Revenue and Non-GAAP EPS. For a reconciliation of non-GAAP performance measures to the more directly comparable GAAP measures, see the section below captioned “Non-GAAP Financial Measure Reconciliation.”

Bonus Metrics and Goals

Under our fiscal year 2021 executive compensation program cash incentive bonus program, each of our NEOs was eligible for a cash incentive bonus based on two performance measures, weighted equally: (i) Revenue for fiscal year 2021, and (ii) Non-GAAP EPS for fiscal year 2021. The metrics are the same as in fiscal year 2020 and were used because the Company believes that it is critical to both increase top-line contribution and that the revenue should be profitable for shareholders.  These annual performance metrics are the same measures of financial performance that the Company reports to its shareholders on a quarterly basis, except that all expenses and dilutive shares associated with acquisitions or divestitures that close during the fiscal year are not included in the calculation of these performance measures for purposes of executive compensation.  These performance measures recognize success on execution of our business plan, which is focused on increasing long-term revenue growth and operating margin, and which we believe will create long-term value for our shareholders.

The following table sets forth the potential cash incentive bonuses payable to each of our NEOs under the fiscal year 2021 executive compensation program. Each NEOs’ target cash bonus opportunity level for fiscal year 2021 remained at the same level as in fiscal year 2020.

Name	Target Cash Bonus as % of Base Salary	Target Cash Bonus Amount
Rusty Frantz	110%	$742,500
James R. Arnold	80%	400,000
David A. Metcalfe	75%	356,250
Jeffrey D. Linton	70%	269,500

For each of our executive officers, (i) 50% of the potential cash incentive bonus was based on the Revenue performance measure, and (ii) 50% of the potential cash incentive bonus was based on the Non-GAAP EPS performance measure. They are weighted equally because they are viewed as equally important.  Each executive officer was able to earn 100% of their bonus target relating to Revenue for achieving $538.0 million of annual revenue. The Revenue goal was based on the annual budget, which includes the Company’s transformation strategy. The plan pays 100% of the target bonus relating to the Non-GAAP EPS performance measure for achieving $0.84 in Non-GAAP EPS, which was viewed as quite challenging as the Company works to shift its business mix while investing in future growth opportunities.  The Revenue goal reflected a slight reduction over fiscal year 2020 performance in light of the uncertainty caused by the COVID-19 pandemic while the Non-GAAP EPS goal reflected a slight increase over the prior year.

The table below depicts the performance schedule and payout range of the Revenue and Non-GAAP EPS performance measures for the fiscal year 2021 cash incentive bonus program. For fiscal year 2021, the maximum payout was reduced from 150% of the target amount to 120% of the target amount in light of the revenue goal being less than prior year because of COVID uncertainty.

					Corresponding Payout
			Performance Schedule		Range (% of Target)
	Weight	Thresh.	Goal	Max.	Thresh.	Goal	Max.
Revenue ($M)	50%	$525.0	$538.0	$544.0	0%	100%	120%
Non-GAAP EPS	50%	$0.756	$0.84	$0.88	0%	100%	120%

Outcomes

Cash incentives that could be earned in fiscal year 2021 were calculated according to formula-based outcomes based on pre-established goals that were set by the Compensation Committee with discretionary adjustments based upon individual performance factors. Our Revenue for fiscal year 2021 was $556.8 million, compared with $540.2 million for fiscal year 2020. Our Non-GAAP EPS for fiscal year 2021 was $0.98, compared to $0.83 for fiscal year 2020. Accordingly, the Revenue performance measure and the adjusted Non-GAAP EPS performance measure exceeded the maximum of the funding schedule.  Based on the combined achievements of the performance measures, the NEOs earned cash incentive bonus payments at 120% of the applicable combined target levels.  Taking into account individual performance factors, the Compensation Committee increased Mr. Metcalfe’s cash incentive to 126% and decreased Mr. Linton’s cash incentive to 118%.

The cash incentive bonus payment outcomes for our NEOs are set forth in the table below.

Name	Target Cash Bonus	Cash Bonus Earned
Rusty Frantz	$742,500	$891,000
James R. Arnold	400,000	480,000
David A. Metcalfe	356,250	448,875
Jeffrey D. Linton	269,500	316,932

Equity Compensation

Equity-based compensation aligns the interests of our management team with those of our shareholders by encouraging long-term performance. During the second half of fiscal year 2021, following its assessment of our executive compensation program and competitive market practice, the Compensation Committee approved the equity component of our fiscal year 2021 executive compensation program. The Compensation Committee granted our NEOs equity awards in the form of (i) of restricted stock awards (“RSAs”), with strictly time-based vesting, and (ii) performance stock units (“PSUs”), with three-year cliff vesting dependent on long-term performance criteria including fiscal year 2022 and fiscal year 2023 revenue performance as modified by three-year total shareholder return.  These awards were granted in October 2020.  The RSAs align our NEOs to our shareholders’ interests and foster our NEOs’ long-term retention.  The PSUs, with their performance-based three-year vesting features based on fiscal year 2022 and 2023 revenue and modified by three-year total shareholder return, provide an incentive to execute on the Company’s long-term strategy in a manner that drives total shareholder return. For the fiscal year 2021 executive compensation program, forty percent (40%) of the total equity granted was in the form of RSAs and sixty (60%) was in the form of PSUs as opposed to fifty percent (50%) each in the fiscal year 2020 executive compensation program reflecting the Compensation Committee’s emphasis on long-term performance. Multi-year vesting schedules create incentives for our NEOs to sustain performance over the long term and to encourage retention as the Company executes its business strategy. We anticipate continuing this second half of the fiscal year timing pattern for our fiscal year 2022 executive equity awards, which we anticipate making in late calendar year 2021.

Restricted Stock Awards

Under our fiscal year 2021 executive compensation program, the restricted stock awards made in October 2020 vest over three years from October 27, 2020 in annual increments (i.e., 1/3 vest on the first anniversary of the date of grant, 1/3 vest on the second anniversary of the date of grant, and 1/3 vest on the third anniversary of the date of grant), subject to continued service through each vesting date. The number of shares of restricted stock granted to each NEO under the fiscal year 2021 executive compensation program is set forth in the table below:

Name	RSAs	Stock Price	Aggregate Grant Value
Rusty Frantz	111,429	$14.13	$1,574,492
James R. Arnold	60,000	$14.13	$847,800
David A. Metcalfe	36,858	$14.13	$520,804
Jeffrey D. Linton	22,286	$14.13	$314,901

Performance Stock Units

Under our fiscal year 2021 executive compensation program, the PSUs awarded in October 2020 to our NEOs vest only in the event certain performance goals are achieved and there is continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance are then subject to modification for cumulative three-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved.  The PSU revenue goals require growth over fiscal year 2021 revenue.

The goals used for the PSUs differ from the goals used for the cash bonus program because the Company desires to focus management’s short-term incentives on both growth and on cost containment, while it wants to focus long-term rewards on revenue growth that drives total shareholder return.  The goals used for the PSUs emphasize the Company’s long-term strategic plan and require robust ongoing growth to be achieved.

Name	PSUs (target number)	Per Share Grant Date Fair Value	Aggregate Grant Date Fair Value
Rusty Frantz	167,143	$16.25	$2,716,074
James R. Arnold	90,000	$16.25	$1,462,500
David A. Metcalfe	55,287	$16.25	$898,414
Jeffrey D. Linton	33,429	$16.25	$543,221

Non-GAAP Financial Measure Reconciliation

Under our fiscal year 2021 executive compensation program, the cash incentive bonus performance measures are Revenue and Non-GAAP EPS. These performance measures recognize both long-term value creation and short-term success on execution of our business plan. For these reasons, we believe these are appropriate performance measures for our executive cash incentive bonus plan.

Non-GAAP EPS is a non-GAAP (Generally Accepted Accounting Principles) performance measure. A reconciliation of this performance measure to its most directly comparable financial measures prepared in accordance with GAAP is provided below. A presentation of our reconciliation of non-GAAP performance measures with their most directly comparable GAAP financial measures is also available in our press release issued on May 26, 2021 and attached as an exhibit to our current report on Form 8-K filed with the SEC on May 26, 2021.

Non-GAAP financial measures are provided only as supplemental information. Investors should consider these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. These non-GAAP measures are not in accordance with or a substitute for United States GAAP. Pursuant to the requirements of Regulation G, we have provided a reconciliation of non-GAAP financial measures to the most directly comparable financial measure in the accompanying financial tables. Other companies may calculate non-GAAP measures differently than we do, which limits comparability between companies. We believe that our presentation of non-GAAP diluted earnings per share provides useful supplemental information to investors and management regarding our financial condition and results. The presentation of non-GAAP financial information is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with GAAP. We calculate non-GAAP diluted earnings per share by excluding net acquisition costs, amortization of acquired intangible assets, amortization of deferred debt issuance costs, impairment of assets, restructuring costs, net securities litigation defense costs and settlement, share-based compensation, and other non-run-rate expenses from GAAP income before provision for income taxes.  We utilize a normalized non-GAAP tax rate to provide better consistency across the interim reporting periods within a given fiscal year by eliminating the effects of non-recurring and period-specific items, which can vary in size and frequency, and which are not necessarily reflective of the Company’s longer-term operations.

The normalized non-GAAP tax rate applied to each quarter of fiscal year 2021 was 20%. The determination of this rate is based on the consideration of both historic and projected financial results. The Company may adjust its non-GAAP tax rate as additional information becomes available and in conjunction with any other significant events occur that may materially affect this rate, such as merger and acquisition activity, changes in business outlook, or other changes in expectations regarding tax regulations.

A reconciliation of Non-GAAP EPS with GAAP financial measures (in thousands, except per share data) is set forth in the table below:

	Fiscal Year Ended March 31,
	2021	2020
Income (loss) before benefit of income taxes - GAAP	$9,275	$4,259
Non-GAAP adjustments:
Acquisition costs, net	(1,029)	2,112
Amortization of acquired intangible assets	21,109	22,536
Amortization of deferred debt issuance costs	1,026	710
Impairment of assets	5,539	12,571
Restructuring costs	2,562	2,505
Securities litigation defense costs, net of insurance	16,274	2,426
Share-based compensation	22,710	19,694
Other non-run-rate expenses*	4,754	3,226
Total adjustments to GAAP income before provision for income taxes:	72,945	65,780
Income before provision for income taxes - Non-GAAP	82,220	70,039
Provision for income taxes	16,444	15,409
Net income - Non-GAAP	$65,776	$54,630
Diluted net income per share - Non-GAAP	$0.98	$0.83
Weighted-average shares outstanding (diluted):	66,885	65,612

*

Other non-run-rate expenses for the year ended March 31, 2021 consist primarily of $3,183 excess lease-related expense for vacated facilities, lease termination costs, and other costs, including retention bonuses and severance expense, related to the restructuring plan, $1,472 of professional services costs not related to core operations, and $99 of incremental costs and penalties primarily due to the cancellation of certain events directly associated with the COVID-19 pandemic.

Other non-run-rate expenses for the year ended March 31, 2020 consist primarily of $2,411 excess lease-related expense for vacated facilities and other costs, including retention bonuses, related to the restructuring plan, $554 of professional services costs not related to core operations, and $261 of incremental costs and penalties primarily due to the cancellation of certain events directly associated with the COVID-19 pandemic.

Other Executive Compensation Matters

Separation, Termination, and Change of Control Payments

We have entered into change of control severance agreements with our NEOs that take effect if the Company terminates the NEO’s employment without “cause” or if the NEO resigns from employment for “good reason,” and in each case within two months prior to and ending 18 months following a “change of control”.  Also, the equity awards to our NEOs have various vesting acceleration provisions that may be triggered in the event of a qualifying termination of employment and/or a change in control.

For additional details concerning these matters, please see the section of this Form 10-K/A captioned “Potential Payments Upon Termination of Employment or Change-in-Control”.

Other Benefits

We have a 401(k) plan available to substantially all of our employees. Participating employees may defer each year up to the limit set in the Internal Revenue Code of 1986, as amended (the “Code”). The annual company contribution is determined by a formula set by our Board and may include matching and/or discretionary contributions. Matching contributions for the NEOs are included in the “All Other Compensation” column of the Summary Compensation Table for Fiscal Year Ended March 31, 2021.

We have a deferred compensation plan available for the benefit of officers and employees who qualify for inclusion. The plan is described below in connection with the Nonqualified Deferred Compensation Table for Fiscal Year ended March 31, 2021.

These retirement plans may be amended or discontinued at the discretion of our Board.

Perquisites and Other Personal Benefits

We do not provide meaningful perquisites to our NEOs, other than gym membership reimbursement and an allowance to our Chief Financial Officer, pursuant to his employment offer letter, for a corporate apartment that was shared with another member of our leadership team, as detailed in the Summary Compensation Table for Fiscal Year Ended March 31, 2021. We do not provide tax gross-ups to our NEOs in connection with perquisites or benefits.

Executive Stock Ownership Policy

Our executive stock ownership policy requires all executive officers to acquire within five years, and retain for the full duration of their tenure as executive officers, shares of the Company’s common stock with a value of at least six times annual base salary for our Chief Executive Officer and two times annual base salary for our other executive officers. Executive officers who have not achieved the policy requirements within five years are required to hold all of their after-tax profit shares acquired upon option exercises or the vesting of other equity awards.

Insider Trading Policy

We have an insider trading policy that prohibits Board members, officers and employees from transacting in our Company's shares while in the possession of material nonpublic information.  Our policy also prohibits these individuals from engaging in short-term or speculative transactions in our Company’s shares, including short sales, publicly traded options, hedging transactions, holding Company shares in a margin account, pledging Company shares as collateral and standing and limit orders.

Clawback Policy for Compensation Recovery

We have an executive compensation recovery policy that claws back cash and equity incentive compensation awarded to an executive officer if the result of a performance measure upon which such award was based is subsequently restated or otherwise adjusted in a manner that would reduce the size of the award. If the result of a performance measure was considered in determining the award, but the award was not made on a formulaic basis, the Compensation Committee will determine the appropriate amount of the recovery. In addition, the Compensation Committee has the authority to recover cash and equity incentive compensation if an executive officer engaged in intentional misconduct that contributed to an award of incentive compensation that was greater than would have been awarded in the absence of such misconduct.  The purpose of this policy is to ensure that actual awards earned match actual performance achieved.

Tax Implications – Deductibility of Executive Compensation

Section 162(m) of the Code disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year to its Chief Executive Officer and to its current and former NEOs.  For tax years prior to 2018 Section 162(m) did not apply to the Chief Financial Officer, former NEOs or to certain performance-based compensation.  Although the Compensation Committee intends to continue emphasizing performance-based compensation as a means of motivating and aligning or executive’s interests with those of our shareholders, it expects in future to approve and pay compensation that is not tax deductible.

Accounting Implications - Accounting for Stock-Based Compensation

We account for stock-based payments in accordance with Accounting Standard Codification Topic 718, Compensation-Stock Compensation. For further information regarding our accounting for stock-based payments, refer to Note 15 to the Financial Statements contained in our Original Form 10-K.

for which authority to vote has not been withheld, in accordance with the instruction of the Board of Directors or an authorized committee thereof. If any nominee named on the reverse side declines or is unable to serve as a director, the persons named as proxies shall have the authority to vote for any other person who may be nominated at the instruction and discretion of the Board of Directors or an authorized committee thereof. Continued and to be signed on reverse side for which authority to vote has not been withheld, in accordance with the instruction of the Board of Directors or an authorized committee thereof. If any nominee named on the reverse side declines or is unable to serve as a director, the persons named as proxies shall have the authority to vote for any other person who may be nominated at the instruction and discretion of the Board of Directors or an authorized committee thereof. Continued and to be signed on reverse side

Summary Compensation Table for Fiscal Year Ended March 31, 2021

The following table provides certain summary information concerning the compensation for the fiscal years ended March 31, 2021, 2020 and 2019 for the individuals who served as our principal executive officer (i.e., Mr. Frantz), our principal financial officer (i.e., Mr. Arnold), and the other individuals who were serving as executive officers at the end of fiscal year 2021 (i.e., Messrs. Metcalfe and Linton) (collectively, the “NEOs”). These are the only four individuals who served as executive officers during our fiscal year 2021.  No executive officers who would otherwise have been includable in the table on the basis of total compensation for fiscal year 2021 have been excluded by reason of their termination of employment or change in officer status during that year.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Title	Fiscal Year	($)(1)	($)	($) (2)	($) (2)	($)	($) (3)	($) (4)	($)
Rusty Frantz	2021	$624,388	$—	$4,290,566	$—	$891,000	$—	$25,768	$5,831,722
President and	2020	675,022	—	5,261,126	—	344,038	—	26,681	6,306,867
Chief Executive Officer	2019	675,013	—	5,669,504	—	461,093	—	28,346	6,833,956
James R. Arnold, Jr.	2021	462,506	—	2,310,300	—	480,000	—	50,489	3,303,295
Executive Vice President and	2020	498,862	—	1,933,332	—	193,000	—	61,870	2,687,064
Chief Financial Officer	2019	440,008	—	1,676,017	—	191,268	—	63,198	2,370,491
David A. Metcalfe	2021	457,193	—	1,419,217	—	448,875	—	12,984	2,338,269
Executive Vice President and	2020	468,403	—	1,504,991	—	180,094	—	19,295	2,172,783
Chief Technology Officer	2019	425,005	—	1,287,458	—	184,748	—	18,446	1,915,657
Jeffrey D. Linton	2021	370,567	—	858,122	—	316,932	—	14,215	1,559,836
Executive Vice President and	2020	380,383	—	945,687	—	129,503	—	16,733	1,472,306
General Counsel and Secretary	2019	347,312	—	781,056	—	152,145	—	17,383	1,297,896

(1)

Salaries for fiscal year 2021 reflect our NEOs taking a voluntary reduction in base salary from May 16, 2020 to September 30, 2020 in light of the uncertainty caused by the COVID-19 pandemic with Messrs. Frantz and Arnold taking a 20% reduction and Messrs. Metcalfe and Linton taking a 10% reduction.

(2)	The amounts in the Stock Awards and Option Awards columns reflect the aggregate grant date fair value of such awards computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.

The grant date fair value of the PSUs granted in fiscal year 2021 was estimated based on a probability-adjusted achievement rate of fiscal year 2022 and fiscal year 2023 revenue performance targets combined with a modifier based on cumulative 3-year total shareholder return on the three-year grant anniversary, which is also the cliff vest date. The grant date fair value of the PSUs granted in fiscal year 2021 that vest based on the performance goals was determined utilizing a Monte Carlo simulation using the assumptions in the table below:

Grant Date	October 27, 2020
Expected term	3.0 years
Expected volatility	62.7%
Expected dividends	—%
Risk-free rate	0.19%

Amounts shown in the Stock Awards column for fiscal year 2021 include the grant date fair value of the PSUs granted in fiscal year 2021 based on the probable outcome of the applicable performance conditions, assuming a 100% achievement rate, as of the grant date. These values and the value of the PSUs assuming maximum achievement of the performance conditions are set forth in the table below:

Name	Grant Date Fair Value Assuming Probable Achievement ($)	Grant Date Fair Value Assuming Maximum Achievement ($)
Rusty Frantz	$2,716,074	$5,418,563
James R. Arnold, Jr.	1,462,500	2,917,688
David A. Metcalfe	898,414	1,792,343
Jeffrey D. Linton	543,221	1,083,729

The grant date fair value of the PSUs granted in fiscal year 2020 was estimated based on a probability-adjusted achievement rate of fiscal year 2021 and fiscal year 2022 revenue performance targets combined with a modifier based on cumulative 3-year total shareholder return on the three-year grant anniversary, which is also the cliff vest date. The grant date fair value of the PSUs granted in fiscal year 2020 that vest based on the performance goals was determined utilizing a Monte Carlo simulation using the assumptions in the table below:

Grant Date	December 26, 2019	January 27, 2020
Expected term	3.0 years	2.9 years
Expected volatility	38.4%	39.0%
Expected dividends	—%	—%
Risk-free rate	1.64%	1.40%

See Note 15 of our audited financial statements for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on May 26, 2021, for additional assumptions used in calculating the amounts on the Stock Awards and Option Awards columns.

(3)	The amounts reflected in this column represent the amount earned as cash incentive compensation in the fiscal year.
(4)

The amounts reflected in this column represent our Company’s contributions to the 401(k) plan, health savings account, long-term disability insurance, gym membership reimbursement and for Mr. Frantz, the nonqualified deferred compensation plan. The 401(k) plan contribution amounts for fiscal year 2021 were: Mr. Frantz - $7,500; Mr. Arnold - $6,250; Mr. Metcalfe - $3,811; Mr. Linton - $6,016. The health savings account Company contribution amounts for fiscal year 2021 were: Mr. Frantz - $1,000; Mr. Arnold - $1,000; Mr. Metcalfe - $0; Mr. Linton - $1,500. The long-term disability insurance Company contribution amounts for fiscal year 2021 were: Mr. Frantz - $7,584; Mr. Arnold - $9,752 Mr. Metcalfe - $9,068; Mr. Linton - $6,700. Gym membership reimbursement amounts for fiscal year 2021 were:  Mr. Frantz - $0; Mr. Arnold - $106; Mr. Metcalfe - $106; Mr. Linton - $0. The deferred compensation plan Company contribution amount for fiscal year 2021 for Mr. Frantz was $9,684. In addition, the amount reflected in this column for Mr. Arnold includes $33,381 in reimbursement in fiscal year 2021 for a corporate apartment, as provided for in Mr. Arnold’s employment arrangement, which Mr. Arnold shares with another member of our leadership team.

Grants of Plan-Based Awards for Fiscal Year Ended March 31, 2021

The following table sets forth information regarding plan-based awards granted to our NEOs during the fiscal year ended March 31, 2021.

								All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (4)
		Estimated Possible Payouts			Estimated Possible Payouts
		Under Non-Equity			Under Equity Incentive
		Incentive Plan Awards (1)			Plan Awards (1)
	Grant	Threshold	Target	Maximum	Threshold Performance Shares (3)	Target Performance Shares (3)	Maximum Performance Shares (3)
Name	Date (2)	($)	($)	($)				(#)	(#)
Rusty Frantz	10/27/20	$—	$742,500	$891,000	71,036	167,143	333,450	—	—	—	$2,716,074
	10/27/20	—	—	—	—	—	—	111,429	—	—	1,574,492
James R. Arnold, Jr.	10/27/20	—	400,000	480,000	38,250	90,000	179,550		—	—	1,462,500
	10/27/20	—	—	—	—	—	—	60,000	—	—	847,800
David A. Metcalfe	10/27/20	—	356,250	427,500	23,497	55,287	110,298		—	—	898,414
	10/27/20	—	—	—	—	—	—	36,858	—	—	520,804
Jeffrey D. Linton	10/27/20	—	269,500	323,400	14,207	33,429	66,691		—	—	543,221
	10/27/20	—	—	—	—	—	—	22,286	—	—	314,901

(1)

Amounts in these columns represents threshold, target, and maximum cash or share incentive awards possible based on fiscal year 2021 performance under our fiscal year 2021 cash incentive program and the PSUs granted in fiscal year 2021 as described in the “Compensation Discussion and Analysis” section of this Form 10-K/A . The actual cash incentive compensation paid is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)	All equity grants in fiscal year 2021 were made under our Amended 2015 Equity Incentive Plan.
(3)

The amounts set forth in these columns reflect the threshold, target and maximum number of shares that could be issued under the PSUs granted in fiscal year 2021, which may be earned based on the Company’s three-year TSR and fiscal year 2022 and 2023 revenue.

(4)

The amounts set forth in this column reflects the grant date fair value of the stock awards, computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The grant date fair value of the PSUs granted in fiscal year 2021 was estimated based on a probability-adjusted achievement rate of fiscal year 2022 and fiscal year 2023 revenue performance targets combined with a modifier based on cumulative 3-year total shareholder return on the three-year grant anniversary, which is also the cliff vest date. The grant date fair value of the PSUs granted in fiscal year 2021 that vest based on the performance goals was determined utilizing a Monte Carlo simulation using the assumptions in the table below:

Grant Date	October 27, 2020
Expected term	3.0 years
Expected volatility	62.7%
Expected dividends	—%
Risk-free rate	0.19%

For PSUs, the amount shown is based on the target achievement of the applicable performance goals.

Outstanding Equity Awards at Fiscal Year Ended March 31, 2021

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(13)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(13)
Rusty Frantz(14)	150,000	—		—	$12.80	08/17/23	—		$—	—		$—
	300,000	—		—	12.93	05/24/24	—		—	—		—
	80,000	20,000	(1)	—	12.71	05/31/24	—		—	—		—
	345,000	115,000	(2)	—	14.07	10/31/25	—		—	—		—
	—	—		—	—	—	76,000	(4)	1,375,600	—		—
	—	—		—	—	—	157,518	(6)	2,851,076	—		—
	—	—		—	—	—	111,429	(8)	2,016,865	—		—
	—	—		—	—	—	—		—	17,500	(9)	316,750
	—	—		—	—	—	—		—	119,559	(10)	2,164,018
	—	—		—	—	—	—		—	167,143	(12)	3,025,288
James R. Arnold, Jr.	250,000	—		—	15.60	03/01/24	—		—	—		—
	131,250	43,750	(2)	—	14.07	10/31/25	—		—	—		—
	—	—		—	—	—	21,500	(5)	389,150	—		—
	—	—		—	—	—	43,582	(7)	788,834	—		—
	—	—		—	—	—	60,000	(8)	1,086,000	—		—
	—	—		—	—	—	—		—	7,550	(9)	136,655
	—	—		—	—	—	—		—	51,503	(11)	932,204
										90,000	(12)	1,629,000
David A. Metcalfe	200,000	—		—	14.20	02/01/24	—		—	—		—
	105,000	35,000	(2)	—	14.07	10/31/25	—		—	—		—
	—	—		—	—	—	16,500	(5)	298,650	—		—
	—	—		—	—	—	34,300	(7)	620,830	—		—
	—	—		—	—	—	36,858	(8)	667,130	—		—
	—	—		—	—	—	—		—	5,800	(9)	104,980
	—	—		—	—	—	—		—	39,547	(11)	715,801
	—	—		—	—	—	—		—	55,287	(12)	1,000,695
Jeffrey D. Linton	101,250	33,750	(3)	—	14.38	12/04/25	—		—	—		—
	—	—		—	—	—	10,000	(5)	181,000	—		—
	—	—		—	—	—	22,199	(7)	401,802	—		—
	—	—		—	—	—	22,286	(8)	403,377	—		—
	—	—		—	—	—	—		—	3,500	(9)	63,350
	—	—		—	—	—	—		—	23,912	(11)	432,807
	—	—		—	—	—	—		—	33,429	(12)	605,065

(1)

Option was granted May 31, 2016 and vests in five equal, annual installments commencing one year after the grant date. Accordingly, the remaining unexercisable shares are scheduled to vest on May 31, 2021.

(2)

Option was granted October 31, 2017 and vests in four equal, annual installments commencing one year after the grant date.  Accordingly, the remaining unexercisable shares are scheduled to vest on October 31, 2021.

(3)

Option was granted December 4, 2017 and vests in four equal, annual installments commencing on one year after the grant date.  Accordingly, the remaining unexercisable shares are schedule to vest on December 4, 2021.

(4)

Restricted stock award was granted October 23, 2018. These shares of restricted stock vest over four years from the date of grant in semi-annual increments as follows: 15% vest at 6 months; 15% vest at 12 months; 15% vest at 18 months; 15% vest at 24 months; 15% vest at 30 months, 15% vest at 36 months; 5% vest at 42 months; and 5% vest at 48 months.

(5)

Restricted stock award was granted October 23, 2018. These shares vest in four equal, annual installments, with the first vesting on the one-year anniversary of the date of grant. Accordingly, the remaining unvested shares are scheduled to vest on October 23, 2021 and October 23, 2022.

(6)

Restricted stock award was granted January 27, 2020. These shares of restricted stock vest over three years from December 26, 2019 in semi-annual increments as follows: 16.66% vest at 6 months; 16.66% vest at 12 months; 16.66% vest at 18 months; 16.66% vest at 24 months; 16.66% vest at 30 months and 16.70% vest at 36 months.

(7)

Restricted stock award was granted December 26, 2019. These shares of restricted stock vest over three years from the date of grant in semi-annual increments as follows: 16.66% vest at 6 months; 16.66% vest at 12 months; 16.66% vest at 18 months; 16.66% vest at 24 months; 16.66% vest at 30 months and 16.70% vest at 36 months.

(8)

Restricted stock award was granted October 27, 2020. These shares vest in three equal, annual installments, with the first vesting on the one-year anniversary of the date of grant. Accordingly, the remaining unvested shares are scheduled to vest on October 26, 2021, October 26, 2022 and October 26, 2023.

(9)

Represent performance stock unit awards granted on October 23, 2018, which are tied to the Company’s cumulative 3-year TSR goals. The number of shares to be issued may vary between fifty percent and two hundred percent of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The number of shares shown in the table assumes the attainment of the goals at threshold or 50% of target, based on the Company’s life to date TSR from the award grant date through March 31, 2021, which fell below threshold. The performance stock unit awards granted on October 23, 2018, which were tied to the Company’s fiscal year 2021 adjusted revenues and adjusted EPS goals are not shown in this table as threshold performance was not achieved.

(10)

Represent performance stock unit awards granted on January 27, 2020, which are tied to the Company’s fiscal year 2021 and 2022 revenues and modified for cumulative 3-year total shareholder returns on the three-year anniversary. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The number of shares shown in the table assumes the attainment of the goals at 100% achievement of revenue and cumulative 3-year total shareholder return targets.

(11)

Represent performance stock unit awards granted on December 26, 2019, which are tied to the Company’s fiscal year 2021 and 2022 revenues and modified for cumulative 3-year TSR on the three-year anniversary. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The number of shares shown in the table assumes the attainment of the goals at 100% achievement of revenue and cumulative 3-year total shareholder return targets.

(12)

Represent performance stock unit awards granted on October 27, 2020, which are tied to the Company’s fiscal year 2022 and 2023 revenues and modified for cumulative 3-year TSR on the three-year anniversary. The number of shares to be issued may vary between 8.5% and 199.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The number of shares shown in the table assumes the attainment of the goals at 100% achievement of revenue and cumulative 3-year total shareholder return targets.

(13)	Calculated by multiplying $18.10, the closing price of a share of our common stock on March 31, 2021, the last trading day of the fiscal year, by the number of unvested shares subject to the award.
(14)	Mr. Frantz’s employment terminated on June 18, 2021 and on such date he forfeited all unvested equity awards.

Option Exercises and Stock Vested During Fiscal Year Ended March 31, 2021

The following table sets forth information regarding options exercised and stock awards vested during fiscal year 2021 for our NEOs. Value realized on option exercise is based on the difference between the per share exercise price and the closing sale price of a share of our common stock on the exercise date.  The value realized on vesting of stock awards is based on the closing sale price of a share of common stock on the vesting date.

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Rusty Frantz	—	$—	160,712	$2,304,842
James R. Arnold, Jr.	—	—	52,528	836,910
David A. Metcalfe	—	—	38,307	604,144
Jeffrey D. Linton	—	—	16,094	233,861

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of any NEO.

Nonqualified Deferred Compensation for Fiscal Year Ended March 31, 2021

The following table sets forth information regarding our defined contribution or other plan that provides for the deferral of compensation for any NEO on a basis that is not tax-qualified. Participating employees may defer between 5% and 50% of their compensation per plan year. In addition, we may, but are not required to, make contributions into the deferral plan on behalf of participating employees. Each employee’s deferrals together with earnings thereon are accrued as part of the long-term liabilities of our Company. Investment decisions are made by each participating employee from a family of mutual funds. To offset this liability, we have purchased life insurance policies on some of our participants. We are the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave our Company. Distributions will be paid out to participants either upon retirement, death, termination of employment or upon termination of the nonqualified deferred compensation plan. Distribution will generally equal the deferral amount plus or minus earnings or losses and will be in the form of a lump sum of five annual installments as elected by the participant should the account balance exceed $25,000.

Named Executive Officer	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Rusty Frantz	$7,494	$11,875	$86,502	$—	$597,330
James R. Arnold, Jr.	—	—	—	—	—
David A. Metcalfe	—	—	—	—	—
Jeffrey D. Linton	—	—	—	—	—

(1)

Represents amounts the NEO elected to defer in fiscal year 2021, which are deferred from compensation earned in fiscal year 2021 and therefore reported in the appropriate columns in the Summary Compensation Table.

(2)

Represents amounts credited in fiscal year 2021 as Company contributions to the deferred compensation plan and are also reported in the “All Other Compensation” column in the Summary Compensation Table.

(3)	These amounts do not represent above-market earnings and are therefore not reported in the Summary Compensation Table.
(4)	$23,871 of this amount was previously reported as compensation for Mr. Frantz in the Summary Compensation Table for fiscal years prior to fiscal year 2021.

Potential Payments Upon Termination of Employment or Change-in-Control

The following discussion describes and illustrates potential payments to our NEOs under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change-in-control or termination of employment, assuming a March 31, 2021 termination date.

CEO Executive Employment Agreement Addendum – Rusty Frantz – Severance Benefits Outside Change of Control

Effective January 22, 2019, the Company and Mr. Frantz entered into an addendum of Mr. Frantz’s employment agreement effective July 1, 2015.  The addendum provides Mr. Frantz with certain severance benefits, under certain circumstances, in the event that his employment is terminated outside the context of a “change of control” of the Company. Under the terms of the addendum, if the Company terminates Mr. Frantz’s employment without “cause” or if Mr. Frantz resigns from employment for “good reason,” and in each case such termination does not occur during the period commencing two months prior to and ending 18 months following a “change of control”, then subject to Mr. Frantz signing a release and various other customary conditions, Mr. Frantz will receive the following:

•

Accrued compensation, including all accrued but unpaid vacation, expense reimbursements, wages, earned but unpaid cash bonus for any completed performance period, and other benefits due under any Company-provided plans, policies and arrangements.

•	Severance payment (less applicable holdings) equal to 150% of Mr. Frantz’s annual base salary, plus target bonus, paid in a lump sum on the 60th day following the termination date.
•

Pro-rated bonus, paid in a lump sum within 30 days after the date on which Mr. Frantz’s bonus would otherwise have been payable, in an amount equal to the product of (a) the annual bonus, if any, that Mr. Frantz would have earned for the entire fiscal year in which the termination occurs, based on the level of achievement of the applicable performance goals for such year, as determined in good faith by the Company’s compensation committee (or, in the discretion of the Company, Mr. Frantz’s target annual bonus for the fiscal year in which the termination occurs), multiplied by (b) a fraction, the numerator of which is the number of days Mr. Frantz was employed by the Company during the fiscal year in which the termination occurs and the denominator of which is the number of days in such fiscal year.

•	Vesting of the portion of unvested equity awards (but not of any awards subject to performance conditions) that would have vested within eighteen months of the termination date.
•	Continuation of benefits coverage pursuant to COBRA if Mr. Frantz and his eligible dependents for a period of up to eighteen months from the termination date.

Assuming a qualifying termination as of March 31, 2021, Mr. Frantz would have been eligible for the following payments under the employment agreement addendum.

				Estimated Benefit of Unvested Equity Awards Subject to Vesting
Named Executive Officer	Severance	Continuation of Health Benefits	Cash Bonus	Number of Unvested Stock Options Subject to Vesting	Estimated Benefit of Unvested Stock Options Subject to Vesting (1)	Number of Unvested Restricted Stock Awards Subject to Vesting	Estimated Benefit of Unvested Restricted Stock Awards Subject to Vesting (2)
Rusty Frantz	$2,126,250	$39,774	$891,000	135,000	$571,250	221,711	$4,012,969

(1)

The estimated benefit was calculated by multiplying the number of unvested stock options subject to accelerated vesting by any positive difference between the closing price of our common stock on March 31, 2021, the last trading day of the fiscal year, which was $18.10, and the exercise price of the option.

(2)

The estimated benefit was calculated by multiplying the number of unvested restricted stock awards subject to accelerated vesting multiplied by the closing share price of our common stock on March 31, 2021, the last trading day of the fiscal year, which was $18.10.

Change in Control Severance Agreements

Effective December 27, 2016, the Company entered into change of control severance agreements with each of the NEOs, except Mr. Linton whose severance agreement became effective soon after his appointment to the Company in December 2017. Additional information on these agreements can be found in the Compensation Discussion and Analysis section of this Form 10-K/A. Under the change in control severance agreements, if the NEO is terminated by the Company without “cause”, or terminates his or her employment for “good reason” within the two-month period before or 18-month period after a “change in control” of the Company, he or she is entitled to the following benefits:

•

Mr. Frantz: (i) a lump sum severance payment equal to 150% of base salary and target bonus, (ii) 18 months of Company-paid continuation health benefits, (iii) prorated current year cash bonus based on actual performance (or, in the discretion of the Company, prorated target bonus) and (iv) certain other limited benefits, including outplacement services and legal fee reimbursement.

•

Other NEOs: (i) a lump sum severance payment equal to 100% of base salary and target bonus, (ii) 12 months of Company-paid continuation health benefits, (iii) prorated current year cash bonus based on actual performance (or, in the discretion of the Company, prorated target bonus) and (iv) certain other limited benefits, including outplacement services and legal fee reimbursement.

Assuming a change in control followed by a qualifying termination as of March 31, 2021, our NEOs would have been eligible for the following payments under the change of control severance agreements.

Named Executive Officer	Severance (1)	Continuation of Health Benefits (2)	Cash Bonus (3)	Outplacement Services (4)	Legal Fee Reimbursement (4)	Total
Rusty Frantz(5)	$2,126,250	$39,774	$891,000	$42,000	$5,000	$3,104,024
James R. Arnold, Jr.	900,000	26,516	480,000	42,000	5,000	1,453,516
David A. Metcalfe	831,250	19,728	448,875	42,000	5,000	1,346,853
Jeffrey D. Linton	654,500	24,630	316,932	42,000	5,000	1,043,062

(1)	These amounts are calculated based on fiscal year 2021 salary and target bonus amounts, both at 100%, with the exception for Mr. Frantz as his salary amount is calculated at 150%.
(2)

These amounts are calculated based on actual average monthly health coverage costs for each respective NEO for fiscal year 2021 and multiplied by 18 months for Mr. Frantz and 12 months for the other NEOs.

(3)	These amounts are actual cash bonus earned for fiscal year 2021, which ended on March 31, 2021.
(4)	The amounts in these columns represent the maximum amount of benefits that would be reimbursed to each respective NEO upon a qualifying termination in connection with a change in control.
(5)	Mr. Frantz’s employment terminated on June 18, 2021

Performance Stock Unit Awards Granted in October 2018

Effective October 23, 2018, the Company granted performance stock units (“PSUs”) to Messrs. Frantz, Arnold, Metcalfe, and Linton. Pursuant to the terms of the PSUs, the PSUs subject to vesting based on the Company’s achievement of EPS and revenue will accelerate immediately prior to a change in control based on the greater of (i) target or (ii) the Company’s achievement of the applicable performance goals during the 12 months prior to such change in control, and the PSUs subject to vesting based on the Company’s TSR will accelerate immediately prior to a change in control based on the Company’s actual achievement of the CAGR TSR through the date of the change in control.

Acceleration of October 2018 PSUs - Upon a Change in Control

Assuming a change of control as of March 31, 2021, our NEOs would no have been eligible to receive the value of accelerated vesting under the PSUs granted in October 2018 because the financial metrics had not been met for either fiscal year 2020 or fiscal year 2021.

Performance Stock Unit Awards Granted in December 2019/January 2020

The Company granted PSUs to Messrs. Arnold, Metcalfe, and Linton effective December 26, 2019 and to Mr. Frantz, effective January 27, 2020. Pursuant to the terms of the PSUs, the PSUs are subject to vesting based on the Company’s achievement of fiscal year 2021 and 2022 revenue goals and will accelerate immediately prior to a change in control based on the greater of (i) target or (ii) the Company’s achievement of the applicable revenue goals during the 12 months prior to such change in control, and based on the Company’s actual achievement of the TSR through the date of the change in control.

Acceleration of December 2019/January 2020 PSUs - Upon a Change in Control

Assuming a change of control as of March 31, 2021, our NEOs would have been eligible to receive the value of accelerated vesting under the PSUs granted in December 2019 and January 2020 as follows.

Named Executive Officer	Value of Accelerated PSAs (1)
Rusty Frantz	$2,164,018	(2)
James R. Arnold, Jr.	932,204	(3)
David A. Metcalfe	715,801	(4)
Jeffrey D. Linton	432,807	(5)

(1)	Monetary value is calculated based on the estimated earned shares and our $18.10 market close stock price as of March 31, 2021, the last trading day of the fiscal year.
(2)	Value consists of PSUs granted on January 27, 2020 with 119,559 shares eligible for acceleration as of March 31, 2021 based on target achievement.
(3)	Value consists of PSUs granted on December 26, 2019 with 51,503 shares eligible for acceleration as of March 31, 2021based on target achievement.
(4)	Value consists of PSUs granted on December 26, 2019 with 39,547 shares eligible for acceleration as of March 31, 2021based on target achievement.
(5)	Value consists of PSUs granted on December 26, 2019 with 23,912 shares eligible for acceleration as of March 31, 2021 based on target achievement.

Performance Stock Unit Awards Granted in October 2020

The Company granted PSUs to Messrs. Frantz, Arnold, Metcalfe, and Linton effective October 27, 2020. Pursuant to the terms of the PSUs, the PSUs are subject to vesting based on the Company’s achievement of fiscal year 2022 and 2023 revenue goals and will accelerate immediately prior to a change in control based on the greater of (i) target or (ii) the Company’s achievement of the applicable revenue goals during the 12 months prior to such change in control, and based on the Company’s actual achievement of the TSR through the date of the change in control.

Acceleration of October 2020 PSUs - Upon a Change in Control

Assuming a change of control as of March 31, 2021, our NEOs would have been eligible to receive the value of accelerated vesting under the PSUs granted in October 2020 as follows.

Named Executive Officer	Value of Accelerated PSAs (1)
Rusty Frantz	$3,025,288	(2)
James R. Arnold, Jr.	1,629,000	(3)
David A. Metcalfe	1,000,695	(4)
Jeffrey D. Linton	605,065	(5)

(1)	Monetary value is calculated based on the estimated earned shares and our $18.10 market close stock price as of March 31, 2021, the last trading day of the fiscal year.
(2)	Value consists of PSUs granted on October 27, 2020 with 167,143 shares eligible for acceleration as of March 31, 2021 based on target achievement.
(3)	Value consists of PSUs granted on October 27, 2020 with 90,000 shares eligible for acceleration as of March 31, 2021 based on target achievement.
(4)	Value consists of PSUs granted on October 27, 2020 with 55,287 shares eligible for acceleration as of March 31, 2021 based on target achievement.
(5)	Value consists of PSUs granted on October 27, 2020 with 33,429 shares eligible for acceleration as of March 31, 2021 based on target achievement.

Stock Award Exercisability Upon Termination or Change of Control – Amended 2015 Equity Incentive Plan General Provisions

Types of Awards: Our Amended 2015 Equity Incentive Plan (our “2015 Plan”) provides for the issuance of numerous types of stock-based awards, including without limitation, incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, other stock awards, and performance awards that may be settled in cash, stock, or other property.

Termination of Employment: Under our 2015 Plan, vesting and exercisability of restricted stock awards and restricted stock unit awards generally terminates upon termination of employment, except as may be provided in the applicable award agreements or other agreements between the Company and the participation. Under our 2015 Plan vesting and exercisability of stock options and stock appreciation rights upon termination of employment, outside of a change of control context as discussed under “Termination Following Change of Control” below, generally has the consequences set forth in the table below, except as may be provided in the applicable award agreements or other agreements between the Company and the participant.

Reason for Termination of Employment	Stock Option and Stock Appreciation Right Exercisability Consequences Under 2015 Plan
Voluntary resignation by employee or termination without cause by us

Unvested options and stock appreciation rights terminate immediately upon termination of employment. Options and stock appreciation rights (to the extent vested prior to termination) remain exercisable until the earlier of the expiration of the award term or three months after termination of employment.

Termination for cause by us	Unvested and vested options and stock appreciation rights terminate and become unexercisable upon termination of employment.
Disability

Options and stock appreciation rights (to the extent vested prior to termination) remain exercisable until the earlier of the expiration of the award term or twelve months after termination of employment.

Death

Options and stock appreciation rights (to the extent vested prior to termination) remain exercisable until the earlier of the expiration of the award term or eighteen months after termination of employment.

Board Powers: Under our 2015 Plan, our Board has the power to accelerate, in whole or in part, the time at which an award may be exercised or vest, and to amend the terms of any award in any way that does not impair a participant’s rights under the award.

Change in Control: Under our 2015 Plan, in the event of a change of control or corporate transaction as defined in our 2015 Plan, awards do not automatically vest; however, and unless otherwise provided for in the award agreement or otherwise expressly provided for at the time of grant, the Board in its discretion may take any of the following actions with respect to any award: (i) arrange for the surviving or acquiring corporation to assume or substitute the award; (ii) arrange for the assignment or lapse of any reacquisition or repurchase rights pertaining to the award; (iii) accelerate the award’s vesting in whole or in part; (iv) cancel any unvested or unexercised award in exchange for cash; or (v) pay the award holder the value of the excess of the award’s value in the transaction over the award’s exercise price.

Termination Following Change of Control:  Our 2015 Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability in the event of a qualifying termination that occurs in connection with a change of control as may be provided in the stock award agreement or other written agreement with the participant, but in the absence of such provision, no such acceleration will occur. However, our form stock option and restricted stock award agreements under our 2015 Plan used for all grants to our employees, including our NEOs, state that the vesting and exercisability of awards granted thereunder will be accelerated in full if a grantee experiences a qualifying termination (i.e., an involuntary termination without cause or a voluntary termination with good reason) within twelve months of a change in control, as such terms are defined in the award agreements.

Acceleration Upon Termination in Connection with a Change of Control - 2015 Plan Awards (Not Including PSUs Awarded in October 2018, PSUs Awarded in December 2019/January 2020, or PSUs Awarded in October 2020 Which are Discussed Above)

Assuming a qualifying termination in connection with a change in control on March 31, 2021, our NEOs would have been eligible for the following payments based on accelerated vesting of stock awards issued under our 2015 Plan. The table below does not include information concerning the PSUs awarded in October 2018, PSUs Awarded in December 2019/January 2020 or PSUs Awarded in October 2020 which are covered above.

Named Executive Officer	Value of Accelerated Plan Awards (1)
Rusty Frantz	$8,687,041	(2)
James R. Arnold, Jr.	3,055,859	(3)
David A. Metcalfe	2,220,110	(4)
Jeffrey D. Linton	1,597,054	(5)

(1)

Monetary value is calculated based on the unvested outstanding awards and our $18.10 market close stock price as of March 31, 2021 (the last trading day of the fiscal year), excluding the December 2016 RSA and PSA awards, the October 2018 PSU awards, the December 2019/January 2020 PSU awards, and the October 2020 PSU awards discussed above.

(2)

Value consists of 20,000 unvested options granted on May 31, 2016 with an exercise price of $12.71, 115,000 unvested options granted on October 31, 2017 with an exercise price of $14.07, restricted stock awards granted on October 23, 2018 with 76,000 shares, restricted stock awards granted on January 27, 2020 with 157,518 shares and restricted stock awards granted on October 27, 2020 with 111,429 shares.

(3)

Value consists of 43,750 unvested options granted on October 31, 2017 with an exercise price of $14.07 and restricted stock awards granted on October 23, 2018 with 21,500 shares, restricted stock awards granted on December 26, 2019 with 43,582 shares and restricted stock awards granted on October 27, 2020 with 60,000 shares.

(4)

Value consists of 35,000 unvested options granted on October 31, 2017 with an exercise price of $14.07 and restricted stock awards granted on October 23, 2018 with 16,500 shares, restricted stock awards granted on December 26, 2019 with 34,300 shares and restricted stock awards granted on October 27, 2020 with 36,858 shares.

(5)

Value consists of 33,750 unvested options granted on December 4, 2017 with an exercise price of $14.38 and restricted stock awards granted on October 23, 2018 with 10,000 shares, restricted stock awards granted on December 26, 2019 with 22,199 shares and restricted stock awards granted on October 27, 2020 with 22,286 shares.

Separation Agreement with Frantz

Effective June 19, 2021, the Company and Mr. Frantz entered into a separation agreement (the “Separation Agreement”) pursuant to which Mr. Frantz, in exchange for a general release of claims and his agreement to various other customary restrictive covenants, will be eligible to receive the benefits provided for under the addendum to Mr. Frantz’s employment agreement dated January 22, 2019, consisting of a lump sum severance payment of $2,126,250 (representing 150% of Mr. Frantz’s annual base salary plus target bonus as currently in effect), continued health coverage at Company expense for up to 18 months, and the accelerated vesting of those time-based equity awards that would have vested within 18 months of his last day of employment. Mr. Frantz will not, however, receive a prorated target bonus for fiscal year 2022. All of Mr. Frantz’s other equity awards, including any performance-based equity awards, were cancelled on his last day of employment.

Director Compensation for Fiscal Year Ended March 31, 2021

In July 2020, our Compensation Committee recommended, and in August 2020, our Board approved, our fiscal year 2021 Director Compensation Program. Under the program, each non-employee director is paid an annual cash retainer fee and Board and committee chairs are paid additional fees according to the chart below. Nominating & Governance Committee, Compensation Committee, and Audit Committee members receive $2,000 for each meeting attended. The Company has a Special Transactions Committee that meets only on an as-needed basis, with the chairperson (Mr. Margolis) receiving a $5,000 cash fee per meeting attended and other members receiving a $3,000 cash fee per meeting attended. Under the director compensation program, each non-employee director is awarded shares of restricted common stock upon election or re-election to the Board in the amounts set forth in the chart below. The shares are valued at the price of the Company’s common stock at the close of trading on the date of the director’s election or re-election to the Board. The restricted shares are issued according to the standard form award agreement pursuant to the Company’s then-current equity incentive plan and carry a restriction requiring that the shares vest on the date of the earlier of (a) one year from the date of grant, or (b) the date of the Company’s next annual meeting of shareholders following the director’s election or re-election to the Board. Vesting of the restricted shares will be accelerated in the event of the director’s death or disability, or upon a change of control of the Company. The restricted shares will be granted on a pro-rata basis for directors appointed to serve less than a full year. Additionally, the program requires that each director must own a minimum number of shares of the Company’s common stock (to include common stock purchased on the open market, unvested restricted stock, and deferred shares) valued in an amount equal to at least four times the value of the director’s annual cash retainer compensation. Directors who were on our Board at the time the Company’s fiscal year 2017 Director Compensation Plan was adopted must satisfy this ownership requirement within five years of adoption of the Company’s fiscal year 2017 Director Compensation Plan. New directors who joined our Board following the adoption of the Company’s fiscal year 2017 Director Compensation Plan must satisfy this ownership requirement within five years of their election to the Board. For fiscal year 2021, all directors were in compliance with the ownership requirements. Our non-employee directors are eligible for Company provided COBRA health insurance coverage, for which they are required to pay the full fair market value. For fiscal year 2021, only Mr. Razin elected to receive coverage. The elements of the 2021 Director Compensation Program are set forth in the table below.

Director Compensation Program Category of Director	Employee Director (Tier 0)	Non- Employee Director – Base Compensation (Tier 1)	Nominating & Governance Committee Chairperson Additional Compensation (Tier 2)	Compensation Committee Chairperson Additional Compensation (Tier 3)	Audit Committee Chairman - Additional Compensation (Tier 4)	Vice Chairman – Additional Compensation (Tier 5)	Board Chairperson and Chairman Emeritus - Additional Compensation (Tier 6)
Annual Base Compensation	$—	$90,000	$12,000	$15,000	$20,000	$35,000	$40,000
Value of Restricted Shares	$—	$165,000	$—	$—	$—	$40,000	$40,000

Fiscal Year 2021 Director Compensation Program Terms:

(a)	Meeting attendance is expected to be at or near a 100% level.
(b)

In addition to annual cash retainer compensation, each non-employee director is to be paid a $2,000 cash fee each Nominating & Governance Committee, Compensation Committee and Audit Committee meeting attended.

(c)

Pay Tiers: Tier 0 is for directors who are full-time employees of the Company. Tier 1 is the base compensation for non-employee directors. Tier 2 is additional compensation for the Nominating and Governance Committee Chairperson. Tier 3 is additional compensation for the Compensation Committee Chairperson. Tier 4 is additional compensation for the Audit Committee Chairperson. Tier 5 is additional compensation for the Board Vice Chairperson. Tier 6 is additional compensation for the Board Chairperson and Chairman Emeritus.

(d)

In addition to the Company’s standing committees (i.e., Nominating and Governance, Compensation, and Audit) that meet on a regularly scheduled basis, the Company has a Special Transaction Committee that meets only as needed. Special Transaction Committee members receive no additional annual cash retainer compensation. The Special Transaction Committee chairperson receives a $5,000 cash fee per meeting attended, and other members receive a $3,000 cash fee per meeting attended.

(e)

Each director is to be awarded restricted shares of the Company’s common stock (“Restricted Stock”) upon the effective date of the director’s election, re-election, or appointment to the Board and equivalent to the value amounts set forth in the table above. The shares of Restricted Stock will be valued at the price of the Company’s common stock at the close of trading on the effective date of the director’s election, re-election, or appointment to the Board. Grants to new directors appointed other than at the Company’s annual shareholder meeting will have value prorated based on the lesser of (a) time until the next annual shareholder meeting, or (b) time until the anniversary of the preceding annual shareholder meeting.  The Restricted Stock will be issued according to the standard form of the Company’s approved stock agreement and pursuant to the Company’s then-current equity incentive plan and will carry a restriction requiring that the Restricted Stock vest on the date that is the earlier of (a) one year from the date of grant, or (b) the date of the Company’s next annual meeting of shareholders following the director’s election or re-election to the Board. Prorated grants made to directors appointed other than at the Company’s annual shareholder meeting will vest upon the sooner to occur of (a) the next annual shareholder meeting, or (b) the anniversary of the prior annual shareholder meeting.  Vesting of the Restricted Stock will be accelerated in the event of the director’s death or disability, or upon a change of control of the Company.

(f)

Directors are subject to a stock ownership guideline to hold shares of the Company’s common stock (to include common stock purchased on the open market, unvested Restricted Stock, vested or unvested deferred shares, and shares owned by immediate family members or trusts) valued in an amount equal to at least four times the value of the director’s annual cash retainer compensation. Current directors are expected to satisfy this ownership guideline within five years of adoption of the Company’s fiscal year 2017 Director Compensation Plan or within five years of any increase to the annual director cash retainer amount. New directors are expected to satisfy this ownership guideline by the fifth annual shareholder meeting after they join the Board.  Compliance with the stock ownership guideline shall be measured annually on a date determined in the Board’s discretion.  Noncompliance with the guideline within a specified period will not result in sanctions; however, in such cases, a director is expected to hold all after-tax profit shares after the vesting of equity awards until the director has achieved compliance (i.e., share sales by a director who is not in compliance with the guidelines at the end of a compliance period shall be limited to sales necessary for tax purposes).

(g)	Base compensation shall be paid quarterly.

Director Compensation

The following table provides information concerning compensation for our non-employee directors for the fiscal year ended March 31, 2021. Mr. Frantz was an employee while he served as director during the fiscal year ended March 31, 2021 and thus received no additional compensation for his service as a director. The compensation received by Mr. Frantz as an employee is described elsewhere in this filing.

Director Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Craig A. Barbarosh	$194,000	$205,002	$—	$—	$—	$—	$399,002
George H. Bristol	156,000	165,008	—	—	—	—	321,008
Julie D. Klapstein	112,000	165,008	—	—	—	—	277,008
James C. Malone	94,000	165,008	—	—	—	—	259,008
Jeffrey H. Margolis	130,000	205,002	—	—	—	—	335,002
Morris Panner	154,000	165,008	—	—	—	—	319,008
Sheldon Razin	130,000	205,002	—	—	—	—	335,002
Lance E. Rosenzweig	98,000	165,008	—	—	—	—	263,008

(1)

The amounts reflected in this column represents the grant date fair value of the equity awards made in fiscal year 2021, computed in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. The grant date fair value was calculated by multiplying the closing share price of our stock on the grant date, which was $13.94 on August 18, 2020, by the number of shares awarded.

At March 31, 2021, the aggregate number of option awards and shares of restricted stock awards outstanding for each of the directors named in the table was as follows:

Director Name	Total Option Awards Outstanding	Total Unvested Restricted Shares as of March 31, 2021
Craig A. Barbarosh	—	14,706
George H. Bristol	—	11,837
Julie D. Klapstein	—	11,837
James C. Malone	—	11,837
Jeffrey H. Margolis	—	14,706
Morris Panner	—	11,837
Sheldon Razin	—	14,706
Lance E. Rosenzweig	—	11,837

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of Mr. Barbarosh (Chair), Klapstein, and effective July 29, 2020, Mr. Panner. Prior to Mr. Panner’s appointment, the Compensation Committee was comprised of Messrs. Barbarosh (Chair) and Malone, and Ms. Klapstein. None of these individuals was, during the fiscal year ended March 31, 2021, an officer or employee of the Company, and none of these individuals ever formerly served as an officer of the Company. No member of our Board has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Compensation Committee Report

The following Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulations 14A or 14C of the Exchange Act, or the liabilities of Section 18 of the Exchange Act. The Compensation Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

Our Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis. Based on such review and discussion, our Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2021.

COMPENSATION COMMITTEE

Craig A. Barbarosh, Chairman

Julie D. Klapstein	Morris Panner

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable SEC rules, we have prepared the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our other employees. We chose March 31, 2021 as the date for establishing the employee population used in identifying the median employee and determined our median employee based on our employees’ actual base salaries for fiscal year 2021, provided that regularly scheduled, permanent employees who were newly hired during fiscal year 2021 or on leave for a portion of the fiscal year were assumed to have worked for the entire fiscal year 2021 measurement period. We included all employees as of March 31, 2021, consisting of approximately 1,857 individuals located in the U.S. and 714 individuals located in India. We then determined the annual total compensation of our median employee, which includes base salary for fiscal year 2021, annual cash bonus for fiscal year 2021, the grant date fair value of equity awards granted during the fiscal year 2021 measurement period, 401(k) matching contributions, and the cost of long-term disability insurance paid by the Company. The annual total compensation for our median employee for fiscal year 2021 was $64,147. Our Chief Executive Officer’s annual total compensation for fiscal year 2021 was $5,831,722, which includes compensation as disclosed in the Summary Compensation Table in this Form 10-K/A.  Based on the foregoing, our estimate of the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee was 91 to 1.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of the record date of July 15, 2021, by:

•	each of our directors;
•	each of our named executive officers (“NEOs”);
•	each person known by us to beneficially own more than 5% of the outstanding shares of our common stock; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. To our knowledge, unless indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying options, if any, that currently are exercisable or are scheduled to become exercisable for shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 67,362,384 shares of common stock outstanding as of July 15, 2021.

Unless otherwise indicated, the address of each of the beneficial owners named in the table is c/o NextGen Healthcare, Inc., 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia. Messrs. Barbarosh, Bristol, Malone, Margolis, Panner, Razin, Rosenzweig and Ms. Klapstein are current directors. Our NEOs for our fiscal year 2021 were Messrs. Frantz, Arnold, Metcalfe and Linton, each of whom is included in the table below.

Name of Beneficial Owner **	Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned
Sheldon Razin	9,889,827		14.7%
Craig A. Barbarosh	81,946		*
George H. Bristol	51,861		*
Julie D. Klapstein	39,076		*
James C. Malone	70,490		*
Jeffrey H. Margolis	110,810		*
Morris Panner	69,015		*
Lance E. Rosenzweig	35,782		*
John R. “Rusty” Frantz	1,676,160	(1)	2.4%
James R. Arnold, Jr.	758,371	(2)	1.1%
David A. Metcalfe	436,469	(3)	*
Jeffrey D. Linton	168,879	(4)	*
BlackRock, Inc.	9,001,803	(5)	13.4%
Brown Capital Management, LLC and affiliates	8,496,002	(6)	12.6%
The Vanguard Group	5,553,557	(7)	8.2%
All directors, director nominees and executive officers as a group	13,388,686	(8)	19.3%

*	Represents less than 1.0%.
**

The table does not include beneficial ownership information for Ahmed Hussein, a former director of the Company who resigned on May 14, 2013 and who in prior years reported a beneficial ownership level over 5 percent. According to a Schedule 13G/A filed on April 10, 2020, Mr. Hussein now has beneficial ownership of 1,145,828 shares, which falls below the 5 percent reporting threshold.

(1)	Includes 1,249,854 shares underlying options vested as of the record date or within 60 days thereafter.
(2)	Includes 381,250 shares underlying options vested as of the record date or within 60 days thereafter.
(3)	Includes 305,000 shares underlying options vested as of the record date or within 60 days thereafter.
(4)	Includes 101,250 shares underlying options vested as of the record date or within 60 days thereafter.

(5)

This information is derived from a Schedule 13G filed by BlackRock, Inc. on January 26, 2021. According to the Schedule 13G, BlackRock, Inc. had sole power to vote 8,852,698 shares, sole power to dispose of 9,001,803 shares, and no shared power to vote or dispose of shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(6)

This information is derived from a Schedule 13G/A filed by Brown Capital Management, LLC as primary filer on February 12, 2021. Brown Capital Management, LLC beneficially owned 8,496,002 shares.  Within those shares are 4,323,754 shares beneficially owned by The Brown Capital Management Small Company Fund, a series portfolio of Brown Capital Management Mutual Funds, a Delaware statutory trust, which is managed by Brown Capital Management, LLC. According to the Schedule 13G/A, Brown Capital Management, LLC had sole power to vote 5,037,591 shares, sole power to dispose of 8,496,002 shares, and no shared power to vote or dispose of shares. The Brown Capital Management Small Company Fund had sole power to vote 4,323,754 shares, sole power to dispose of 4,323,754 shares, and no shared power to vote or dispose of shares. The address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 N. Calvert Street, Baltimore, MD 21202.

(7)

This information is derived from a Schedule 13G/A filed by The Vanguard Group on February 10, 2021. According to the Schedule 13G/A, The Vanguard Group had no shares with sole voting power, shared power to vote 56,701 shares, sole power to dispose of 5,455,269 shares, and shared power to dispose of 98,288 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(8)	Includes 2,037,354 shares underlying options vested as of the record date or within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about our common stock that may be issued pursuant to awards under all of our equity compensation plans as of March 31, 2021.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,727,672	(1)	$14.47	(2)	4,789,716	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	3,727,672	(1)	$14.47	(2)	4,789,716	(3)

(1)

Represents 2,791,084 shares of common stock underlying outstanding options and 936,588 shares issuable pursuant to outstanding performance stock units at target under our Amended 2015 Equity Incentive Plan.

(2)

Represents the weighted average exercise price of options and is calculated without taking into account the 936,588 shares of common stock issuable pursuant to outstanding performance stock units at target.

(3)

Represents 1,538,544 shares of common stock available for issuance under options or awards that may be issued under our Amended 2015 Equity Incentive Plan and 3,251,172 shares of common stock available for issuance under our 2014 Employee Share Purchase Plan (the “ESPP”).

Item 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

During fiscal year 2021, our Audit Committee was responsible for reviewing and approving transactions with related persons. Our Board and Audit Committee have adopted written related party transaction policies and procedures relating to approval or ratification of transactions with related persons. Under the policies and procedures, our Audit Committee is to review the material facts of all related party transactions that require our Audit Committee’s approval and either approve or disapprove of our entry into the related party transactions, subject to certain exceptions, by taking into account, among other factors the committee deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in any discussion or approval of a related party transaction for which he or she is a related party. If an interested transaction will be ongoing, the Committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then at least annually must review and assess ongoing relationships with the related party.

Under the policies and procedures, a “related party transaction” is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which the aggregate amount involved will or may be expected to exceed $30,000 in any calendar year, we are a participant, and any related party has or will have a direct or indirect interest. A “related party” is any person who is or was since the beginning of our last fiscal year an executive officer, director or Board-approved nominee for election as a director and inclusion in our proxy statement at our next annual shareholders’ meeting, any greater than 5% beneficial owner of our common stock known to us through filings with the SEC, any immediate family member of any of the foregoing, or any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or holds a similar position or in which such person has a 5% or greater beneficial ownership interest. “Immediate family member” includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person's home (other than a tenant or employee).

Our Audit Committee has reviewed and pre-approved certain types of related party transactions described below. In addition, our Board has delegated to the Chair of our Audit Committee the authority to pre-approve or ratify (as applicable) any related party transaction in which the aggregate amount involved is expected to be less than $15,000. Pre-approved interested transactions include:

•

Employment of executive officers if the related compensation is required to be reported in our proxy statement or if the executive officer is not an immediate family member of another executive officer or a director of our Company, the related compensation would be reported in our proxy statement if the executive officer was an “NEO,” and our Compensation Committee approved (or recommended that our Board approve) the compensation.

•	Any compensation paid to a director if the compensation is required to be reported in our proxy statement.
•

Any transaction with another enterprise at which a related party’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 5% of that enterprise, if the aggregate amount involved does not exceed the greater of $30,000 or 5% of that enterprise's total annual revenues.

•

Any charitable contribution, grant or endowment by use to a charitable organization, foundation or university at which a related party's only relationship is as an employee (other than an executive officer) or a director, if the aggregate amount involved does not exceed the lesser of $10,000 or 5% of the charitable organization’s total annual receipts.

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

Board of Directors

General

Our business, property and affairs are managed under the direction of our Board of Directors. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our Board and its committees. For the fiscal year ended March 31, 2021, our Board consisted of nine directors who are elected to serve until the election and qualification of their respective successors.

Director Independence

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed Company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in Nasdaq listing standards, as in effect from time to time. Based on definitions of independence established by Nasdaq, SEC rules and regulations, guidelines established in our Bylaws, and the determinations of our Nominating and Governance Committee and our Board, Messrs. Barbarosh, Bristol, Margolis, Panner, Razin and Rosenzweig and Ms. Klapstein are independent. Messrs. Frantz and Malone have been determined to be non-independent directors. Mr. Frantz, our former President and Chief Executive Officer, was a member of our management team until he his separation on June 18, 2021, and Mr. Malone is a non-independent director under Nasdaq Rule 5605(a)(2)(F) due to his son’s promotion to partner at PricewaterhouseCoopers LLP (“PwC”), the Company’s outside auditing firm, on July 1, 2020.

The Nasdaq independence definition includes a series of objective tests, such as that the director or director nominee is not and has not been for the past three years an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the Nasdaq rules, our Board has made a subjective determination as to each independent director and director nominee that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment of such director or director nominee in carrying out his or her responsibilities as a director. In making these determinations, our Board reviewed and discussed information provided by our directors, director nominees and management with regard to each director’s and director nominee’s business and personal activities as they may relate to our management and us. The independent members of our Board meet periodically in executive session without management.

Appointment of Interim Principal Executive Officer

On July 28, 2021, the Board appointed James Arnold, Jr. the Company’s current Chief Financial Officer and Executive Vice President to serve as the interim principal executive officer.  As previously disclosed, effective June 18, 2021, the Board established an Executive Leadership Committee (the “Leadership Committee”) to lead the Company on an interim basis. The Board appointed Mr. Arnold, David A. Metcalfe, the Company’s Executive Vice President and Chief Technology Officer, Donna Greene, the Company’s Executive Vice President of Human Resources, and Srinivas (Sri) Velamoor, the Company’s Executive Vice President, Chief Growth and Strategy Officer, to collectively serve as members on the Leadership Committee. The Leadership Committee reports directly to and works with the Board Oversight Committee consisting of directors Jeff Margolis and Craig Barbarosh, non-Executive Chairman and Vice Chairman of the Board, respectively.

Biographical information for Mr. Arnold is provided in Item 10 (“Directors, Executive Officers and Corporate Governance”) above.

Board Committees and Charters

Our Board has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. In addition, our Board currently has a Special Transactions Committee that meets only on an as-needed basis, as further described below.

Audit Committee

Our Board has an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), that consists of Messrs. Bristol (Chair) and Rosenzweig, and, effective July 29, 2020, Ms. Klapstein. Prior to Ms. Klapstein’s appointment, the Audit Committee was comprised of Messrs. Bristol (Chair), Malone and Rosenzweig. Mr. Malone resigned from the Audit and Compensation Committees of the Company’s Board on July 29, 2020 because Mr. Malone does not qualify as an “Independent Director” under The Nasdaq Stock Market (“Nasdaq”) Rule 5605(a)(2)(F) due to his son’s promotion to partner at PricewaterhouseCoopers LLP (“PwC”). PwC serves as the Company’s independent registered public accounting firm.

Our Audit Committee is comprised entirely of independent directors under SEC and Nasdaq rules and operates under a written charter adopted by our Board. The duties of our Audit Committee include meeting with our independent public accountants to review the scope of the annual audit and to review our quarterly and annual financial statements before the statements are released to our shareholders. Our Audit Committee also evaluates the independent public accountants’ performance and determines whether the independent registered public accounting firm should be retained by us for the ensuing fiscal year. In addition, our Audit Committee reviews our internal accounting and financial controls and reporting systems practices and is responsible for reviewing, approving and ratifying all related party transactions. Our Audit Committee also exercises primary oversight, on behalf of the Board, over management’s execution of the Company’s cybersecurity and data privacy function.

During the fiscal year ended March 31, 2021, our Audit Committee held four (4) meetings. Our Audit Committee's current charter is posted on our internet website at www.nextgen.com. Our Audit Committee and our Board have confirmed that our Audit Committee does and will continue to include at least three independent members. Our Audit Committee and our Board have confirmed that Mr. Bristol met applicable Nasdaq listing standards for designation as an “Audit Committee Financial Expert”.

Nominating and Governance Committee

Our Board has a Nominating and Governance Committee that consists of Messrs. Panner (Chair), Barbarosh, and Bristol, each of whom is deemed independent under Nasdaq rules. Our Nominating and Governance Committee is responsible for identifying and recommending nominee candidates to our Board, and is required to be composed entirely of independent directors. Our Nominating and Governance Committee may receive suggestions from current Board members, our executive officers or other sources, which may be either unsolicited or in response to requests from our Nominating and Governance Committee for such candidates. Our Nominating and Governance Committee may also, from time to time, engage firms that specialize in identifying director candidates.

Our Nominating and Governance Committee will also consider on the same basis nominees recommended by shareholders for election as a director. Recommendations should be sent to our Secretary and should include the candidate's name and qualifications and a statement from the candidate that he or she consents to being named in our proxy statement and will serve as a director if elected. In order for any candidate to be considered by our Nominating and Governance Committee and, if nominated, to be included in our proxy statement, such recommendation must be received by the Secretary within the time period set forth under “Proposals of Shareholders,” below.

Our Nominating and Governance Committee works with our Board to determine the appropriate characteristics, skills, and experiences for the Board as a whole and its individual members with the objective of having a Board with diverse backgrounds and experience. Characteristics expected of all directors include independence, integrity, high personal and professional ethics, sound business judgment, and the ability and willingness to commit sufficient time to our Board. In evaluating the suitability of individual candidates, our Nominating and Governance Committee takes into account many factors, including general understanding of marketing, finance, and other disciplines relevant to the success of a large publicly traded company in today's business environment; understanding of our business; educational and professional background; personal accomplishment; and geographic, gender, age, and ethnic diversity. Our Nominating and Governance Committee evaluates each individual in the context of our Board as a whole, with the objective of recommending a group that can best perpetuate the success of our business and represent shareholder interests through the exercise of sound judgment using its diversity of experience. Our Nominating and Governance Committee evaluates each incumbent director to determine whether he or she should be nominated to stand for re-election, based on the types of criteria outlined above as well as the director's contributions to our Board during their current term.

Once a person has been identified by our Nominating and Governance Committee as a potential candidate, our Nominating and Governance Committee may collect and review publicly available information regarding the person to assess whether the person should be considered further. If our Nominating and Governance Committee determines that the candidate warrants further consideration, the Chairman of the Committee or another member of our Nominating and Governance Committee may contact the person. Generally, if the person expresses a willingness to be considered and to serve on our Board, our Nominating and Governance Committee may request information from the candidate, review the person's accomplishments and qualifications and may conduct one or more interviews with the candidate. Our Nominating and Governance Committee may consider all such information in light of information regarding any other candidates that our Nominating and Governance Committee might be evaluating for nomination to our Board. Nominating and Governance Committee members may contact one or more references provided by the candidate or may contact other members of the business community or other persons that may have greater firsthand knowledge of the candidate's accomplishments. Our Nominating and Governance Committee may also engage an outside firm to conduct background checks on candidates as part of the nominee evaluation process. Our Nominating and Governance Committee’s evaluation process does not vary based on the source of the recommendation, though in the case of a shareholder nominee, our Nominating and Governance Committee and/or our Board may take into consideration the number of shares held by the recommending shareholder and the length of time that such shares have been held.

Our Nominating and Governance Committee also has authority to develop and recommend to the Board a set of corporate governance principles, to evaluate the nature, structure and operations of the Board and its committees and to make recommendations to address issues raised by such evaluations.

During the fiscal year ended March 31, 2021, our Nominating and Governance Committee held eleven (11) meetings. Our Nominating and Governance Committee's current charter is posted on our internet website at www.nextgen.com.

Compensation Committee

Our Board has a Compensation Committee that consists of Mr. Barbarosh (Chair), Ms. Klapstein, and, effective July 29, 2020, Mr. Panner. Prior to Mr. Panner’s appointment, the Compensation Committee was comprised of Messrs. Bristol (Chair) and Malone and Ms. Klapstein. Mr. Malone resigned from the Audit and Compensation Committees of the Company’s Board on July 29, 2020 because Mr. Malone does not qualify as an “Independent Director” under The Nasdaq Stock Market (“Nasdaq”) Rule 5605(a)(2)(F) due to his son’s promotion to partner at PricewaterhouseCoopers LLP (“PwC”). PwC serves as the Company’s independent registered public accounting firm.

Our Compensation Committee is composed entirely of independent directors under Nasdaq rules, and is responsible for (i) ensuring that senior management will be accountable to our Board through the effective application of compensation policies, (ii) monitoring the effectiveness of our compensation plans applicable to senior management and our Board (including committees thereof) and (iii) approving the compensation plans applicable to senior management. Our Compensation Committee establishes and approves compensation policies applicable to our executive officers. During the fiscal year ended March 31, 2021, our Compensation Committee held nine (9) meetings. Our Compensation Committee's current charter is posted on our internet website at www.nextgen.com.

Our executive officers have played no role in determining the amount or form of director compensation. At the request of the Compensation Committee, our executives provide information from time to time to our Compensation Committee about certain accomplishments, recommendations, qualitative assessments or other metrics regarding the NEOs to assist our Compensation Committee in making compensation decisions for the NEOs. We also have conducted discussions with our NEOs concerning information regarding their performance and prospects.

The Compensation Committee has the authority, in its sole discretion, to retain or obtain the advice of an independent compensation consultant, legal counsel or other advisers to assist in carrying out the Compensation Committee’s duties and responsibilities. Prior to selecting a compensation adviser, the Compensation Committee shall assess whether work performed or advice rendered by such compensation adviser would raise any conflicts of interest. From time to time, the Compensation Committee has engaged independent compensation consultants to advise it on matters of Board and executive compensation. In each case, the Compensation Committee has utilized these compensation consultants to compile and present peer-group compensation data to the Compensation Committee, but did not delegate any authority to the consultants to determine or recommend the amount or form of executive compensation. The Compensation Committee also consults publicly available compensation data from time to time as part of its Board and executive compensation decisions. For fiscal year 2021, there were no conflicts of interest with respect to any compensation advisers.

Special Transactions Committee

Pursuant to its charter, our Special Transactions Committee shall consist of a minimum of three members, all of whom must be independent directors. The Special Transactions Committee currently consists of Messrs. Margolis (Chair), Barbarosh, Bristol, and Rosenzweig. The Special Transactions Committee is responsible for reviewing, considering and making recommendations to our Board with respect to all proposals involving a material and substantial transaction, which generally means a change in more than 10% of the voting power of our Company’s stock or the purchase or sale of assets constituting more than 10% of our total assets, or other transactions that the Board determines are material and substantial. The Special Transactions Committee does not have the authority to, without the Board’s approval, directly negotiate with representatives of any party to a material and substantial transaction, approve any material and substantial transaction, or enter into contracts on behalf of the Company. The Special Transactions Committee is composed entirely of independent directors. Unlike our standing Audit, Compensation, and Nominating & Governance committees, the Special Transactions Committee does not hold scheduled meetings but instead meets on an as-needed basis. The Special Transactions Committee did not hold any meetings during fiscal year 2021.

Executive Leadership Committee

Effective June 18, 2021, the Board established an Executive Leadership Committee (the “Leadership Committee”) to lead the Company on an interim basis. The Board has appointed James Arnold, Jr., the Company’s current Chief Financial Officer and Executive Vice President, David A. Metcalfe, the Company’s current Executive Vice President and Chief Technology Officer and Donna Greene, the Company’s current Executive Vice President of Human Resources, along with Srinivas (Sri) Velamoor upon, and contingent with, his expected July employment with the Company as Executive Vice President, Chief Growth and Strategy Officer, to collectively serve as members on the Leadership Committee. The Leadership Committee will report directly to and work with the Board Oversight Committee consisting of directors Jeff Margolis and Craig Barbarosh, non-Executive Chairman and Vice Chairman of the Board, respectively.

Board Oversight Committee

Effective June 18, 2021, the Board established the Board Oversight Committee, consisting of Messrs. Margolis and Barbarosh, to work with and oversee the work of the newly-appointed Leadership Committee formed following the departure of Mr. Frantz. The Leadership Committee will report directly to and work with a Board Oversight Committee consisting of directors Jeff Margolis and Craig Barbarosh, non-Executive Chairman and Vice Chairman of the Board, respectively.

Lead Director

Under our Bylaws, if at any time our Chairman of the Board is an executive officer of our Company, or for any other reason is not an independent director, a non-executive Lead Director must be selected by our independent directors. The Lead Director must be one of our independent directors, must be a member of our Audit Committee and of our Executive Committee, if we have such a committee, and is responsible for coordinating the activities of our independent directors. The Lead Director assists our Board in assuring compliance with our corporate governance procedures and policies, and coordinates, develops the agenda for, and moderates executive sessions of our Board’s independent directors. Executive sessions are typically held immediately following each regular meeting of our Board, and/or at other times as designated by the Lead Director. The Lead Director approves, in consultation with our other independent directors, the retention of consultants who report directly to our Board. If at any time our Chairman of the Board is one of our independent directors, then he or she will perform the duties of the Lead Director.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the aggregate fees billed to us by PricewaterhouseCoopers LLP, our principal accountant for professional services rendered in the audit of our consolidated financial statements for the years ended March 31, 2021 and 2020.

	2021	2020
Audit fees	$1,649,679	$2,063,470
Audit-related fees	—	—
Tax fees	163,095	153,000
All other fees	4,500	4,500

Audit Fees. Audit fees consist of fees billed for professional services for audit of our consolidated financial statements and review of the interim consolidated financial statements included in our quarterly reports and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. No audit-related fees were incurred for fiscal years 2021 and 2020.

Tax Fees. Tax fees for fiscal years 2021 and 2020 consist of fees billed for tax planning and advice services.

All Other Fees. All other fees for fiscal years 2021 and 2020 incurred is due to the use of subscription-based accounting research and disclosure checklist tools.

Auditor Independence

Pursuant to its charter and the policy described further below, our Audit Committee pre-approves audit and non-audit services rendered by our independent public accounting firm, PricewaterhouseCoopers LLP. Our Audit Committee has determined that the rendering of non-audit services for tax compliance, tax planning and tax consulting advice by PricewaterhouseCoopers LLP is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services

Our Audit Committee’s policy is to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by our Audit Committee prior to the completion of the audit.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A:

(1) Separation Agreement, dated as of June 19, 2021, by and between NextGen Healthcare, Inc. and John R. Frantz
(2) Form of PSU Agreement
(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	11-Jan-96

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	14-Jun-05

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	11-Oct-05

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	6-Mar-06

3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	6-Oct-11

3.6	Restated Articles of Incorporation of NextGen Healthcare, Inc., filed with the Secretary of State of California effective September 6, 2018		8-K	3.1	10-Sep-18

3.7	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	31-Oct-08

3.8	Amended and Restated Bylaws of NextGen Healthcare, Inc., effective September 6, 2018		8-K	3.2	10-Sep-18

3.9	Second Amended and Restated Bylaws of NextGen Healthcare, Inc., effective January 26, 2021		8-K	3.1	27-Jan-21

3.10	Third Amended and Restated Bylaws of the Company, effective June 18, 2021		8-K	3.1	18-Jun-21

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.1	27-May-21

10.1	Agreement and Plan of Merger, dated September 6, 2018, to change the name of Quality Systems, Inc. to NextGen Healthcare, Inc.		8-K	2.1	10-Sep-18

10.2	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	30-Oct-15

10.3	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	12-Apr-17

10.4	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis	8-K	2.1	1-Aug-17

10.5	Agreement and Plan of Merger, dated November 12, 2019, by and among NextGen Healthcare, Inc., Renegade Merger Sub, Inc., MedFusion, Inc., and Project Renegade LLC, as the Equityholders Representative	8-K	2.1	18-Nov-19

10.6	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents	10-Q	10.1	29-Jan-16

10.7	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents	8-K	10.1	4-Apr-18

10.8	Second Amended and Restated Credit Agreement, dated as of March 12, 2021, among NextGen, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders	8-K	10.1	16-Mar-21

10.9*	Second Amended and Restated 2005 Stock Option and Incentive Plan	DEF14A	Appendix I	1-Jul-11

10.10*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	8-K	10.3	5-Jun-07

10.11*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan	8-K	10.2	5-Jun-07

10.12*	Form of Outside Director's Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan	8-K	10.1	15-Aug-11

10.13*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan	8-K	10.2	28-May-13

10.14*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan	10-K	10.17	29-May-14

10.15*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program	8-K	10.2	2-Feb-10

10.16*	Quality Systems, Inc. 2015 Equity Incentive Plan	8-K	10.1	14-Aug-15

10.17*	Quality Systems, Inc. Amended 2015 Equity Incentive Plan	8-K	10.1	23-Aug-17

10.18*	NextGen Healthcare, Inc. 2015 Equity Incentive Plan, as amended	8-K	10.2	16-Aug-19

10.19*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan	8-K	10.4	14-Aug-15

10.20*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	14-Aug-15

10.21*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	14-Aug-15

10.22*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.3	16-Aug-19

10.23*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.4	16-Aug-19

10.24*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan, as amended.		8-K	10.5	16-Aug-19

10.25*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	3-Jan-17

10.26*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	3-Jan-17

10.27*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	27-Jun-14

10.28*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	4-Jun-15

10.29*	Executive Employment Agreement Addendum, dated as of January 22, 2019, between NextGen Healthcare, Inc. and John R. Frantz		8-K	10.1	23-Jan-19

10.30*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	28-Jan-16

10.31*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	18-Feb-16

10.32*	Employment Offer Letter, dated November 27, 2017, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	1-Dec-17

10.33*	NextGen Healthcare, Inc, FY2021 Director Compensation Plan		8-K	10.1	18-Aug-20

10.34*	Form of Indemnification Agreement (Directors and Officers)		8-K	10.1	28-Jan-13

10.35*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	30-May-13

10.36*	Agreement by and among Quality Systems, Inc., the Clinton Group, Inc. and certain of its affiliates, dated as of July 17, 2013		8-K	10.1	17-Jul-13

10.37*	Separation Agreement, dated as of June 19, 2021, by and between NextGen Healthcare, Inc. and John R. Frantz	X

10.38*	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement for 2015 Equity Incentive Plan, as amended	X

21	List of subsidiaries.		10-K	21	27-May-21

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.		10-K	23.1	27-May-21

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-K	32.1	27-May-21

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Amendment No. 1 on Form 10K/A to the Annual Report on Form 10-K for the year ended March 31, 2021, has been formatted in Inline XBRL.

*	This exhibit is a management contract or a compensatory plan or arrangement.
*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of
*

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
Chief Financial Officer (Interim Principal Executive Officer)
By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
By:	/s/ David Ahmadzai
David Ahmadzai Chief Accounting Officer (Principal Accounting Officer)

Date: July 29, 2021

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints James R. Arnold, Jr. and David Ahmadzai, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	July 29, 2021
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	July 29, 2021
Craig A. Barbarosh

/s/ James R. Arnold, Jr.	Chief Financial Officer (Interim Principal Executive Officer and Principal Financial Officer)	July 29, 2021
James R. Arnold, Jr.

/s/ David Ahmadzai	Chief Accounting Officer (Principal Accounting Officer)	July 29, 2021
David Ahmadzai

/s/ George H. Bristol	Director	July 29, 2021
George H. Bristol

/s/ Julie D. Klapstein	Director	July 29, 2021
Julie D. Klapstein

/s/ James C. Malone	Director	July 29, 2021
James C. Malone

/s/ Morris Panner	Director	July 29, 2021
Morris Panner

/s/ Sheldon Razin	Chairman Emeritus and Director	July 29, 2021
Sheldon Razin

/s/ Lance E. Rosenzweig	Director	July 29, 2021
Lance E. Rosenzweig