Form 10-Q
period 2021-06-30
NEXTGEN HEALTHCARE, INC.
filed 2021-07-30
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

NEXTGEN HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)

3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, GA (Address of principal executive offices)	30305 (Zip Code)

(404) 467-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NXGN	NASDAQ Global Select Market

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

The number of outstanding shares of the Registrant’s common stock as of July 27, 2021 was 67,265,545 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$63,002	$73,295
Restricted cash and cash equivalents	7,048	5,280
Accounts receivable, net	73,495	77,541
Contract assets	20,446	19,481
Income taxes receivable	765	765
Prepaid expenses and other current assets	29,434	31,282
Total current assets	194,190	207,644
Equipment and improvements, net	13,476	14,539
Capitalized software costs, net	41,146	41,474
Operating lease assets	16,442	18,446
Deferred income taxes, net	19,446	19,474
Contract assets, net of current	1,930	1,976
Intangibles, net	33,601	36,700
Goodwill	267,212	267,212
Other assets	37,121	37,021
Total assets	$624,564	$644,486
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,213	$11,378
Contract liabilities	52,281	52,863
Accrued compensation and related benefits	28,410	50,374
Income taxes payable	872	584
Operating lease liabilities	12,002	12,735
Other current liabilities	54,284	52,699
Total current liabilities	155,062	180,633
Deferred compensation	7,363	6,620
Operating lease liabilities, net of current	16,423	18,453
Other noncurrent liabilities	7,148	7,136
Total liabilities	185,996	212,842
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 67,362 and 67,069 shares at June 30, 2021 and March 31, 2021, respectively	674	671
Additional paid-in capital	308,374	304,263
Accumulated other comprehensive loss	(1,962)	(1,924)
Retained earnings	131,482	128,634
Total shareholders' equity	438,568	431,644
Total liabilities and shareholders' equity	$624,564	$644,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues:
Recurring	$132,381	$119,522
Software, hardware, and other non-recurring	13,703	11,357
Total revenues	146,084	130,879
Cost of revenue:
Recurring	57,160	50,429
Software, hardware, and other non-recurring	7,497	6,041
Amortization of capitalized software costs and acquired intangible assets	8,084	9,899
Total cost of revenue	72,741	66,369
Gross profit	73,343	64,510
Operating expenses:
Selling, general and administrative	48,486	40,737
Research and development costs, net	19,321	18,222
Amortization of acquired intangible assets	881	1,112
Impairment of assets	382	—
Restructuring costs	539	2,562
Total operating expenses	69,609	62,633
Income from operations	3,734	1,877
Interest income	12	6
Interest expense	(317)	(1,107)
Other income (expense), net	(22)	16
Income before provision for income taxes	3,407	792
Provision for income taxes	559	1,616
Net income (loss)	$2,848	$(824)
Other comprehensive income:
Foreign currency translation, net of tax	(38)	(13)
Comprehensive income (loss)	$2,810	$(837)
Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)
Weighted-average shares outstanding:
Basic	67,175	66,296
Diluted	67,799	66,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2021
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2021	67,069	671	304,263	128,634	(1,924)	431,644
Common stock issued under stock plans, net of shares withheld for taxes	293	3	(2,301)	—	—	(2,298)
Stock-based compensation	—	—	6,412	—	—	6,412
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(38)	(38)
Net income	—	—	—	2,848	—	2,848
Balance, June 30, 2021	67,362	674	308,374	131,482	(1,962)	438,568

	Three Months Ended June 30, 2020
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	661	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	535	6	(1,414)	—	—	(1,408)
Stock-based compensation	—	—	5,393	—	—	5,393
Components of other comprehensive income (loss):
Translation adjustments	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	(824)	—	(824)
Balance, June 30, 2020	66,669	667	286,836	118,295	(2,156)	403,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,848	$(824)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	5,866	4,763
Amortization of debt issuance costs	127	177
Amortization of other intangibles	3,099	6,248
Change in fair value of contingent consideration	—	25
Deferred income taxes	28	16
Depreciation	2,108	1,996
Excess tax deficiency (benefit) from share-based compensation	(176)	867
Impairment of assets	382	—
Loss on disposal of equipment and improvements	38	—
Non-cash operating lease costs	1,628	1,683
Provision for bad debts	639	869
Share-based compensation	6,412	5,393
Changes in assets and liabilities:
Accounts receivable	3,407	2,286
Contract assets	(919)	(1,082)
Accounts payable	(4,334)	(1,391)
Contract liabilities	(582)	(5,626)
Accrued compensation and related benefits	(21,964)	(1,338)
Income taxes	464	635
Deferred compensation	743	688
Operating lease liabilities	(2,676)	(2,596)
Other assets and liabilities	3,175	4,883
Net cash provided by operating activities	313	17,672
Cash flows from investing activities:
Additions to capitalized software costs	(5,538)	(5,612)
Additions to equipment and improvements	(1,002)	(616)
Net cash used in investing activities	(6,540)	(6,228)
Cash flows from financing activities:
Proceeds from line of credit	—	50,000
Proceeds from issuance of shares under employee plans	671	426
Payments for taxes related to net share settlement of equity awards	(2,969)	(1,834)
Net cash provided by (used in) financing activities	(2,298)	48,592
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,525)	60,036
Cash, cash equivalents, and restricted cash at beginning of period	78,575	140,319
Cash, cash equivalents, and restricted cash at end of period	$70,050	$200,355

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$294	$206
Cash refunds from income taxes	19	91
Cash paid for interest	—	947
Cash paid for amounts included in the measurement of operating lease liabilities	2,964	3,133
Accrued purchases of equipment and improvements	169	69

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three months ended June 30, 2021 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of comprehensive income for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Costs and expenses:
Cost of revenue	$504	$424
Research and development costs	1,043	917
Selling, general and administrative	4,865	4,052
Total share-based compensation	6,412	5,393
Income tax benefit	(1,582)	(1,264)
Decrease in net income	$4,830	$4,129

Recently Adopted Accounting Pronouncements.  Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2019-12 on April 1, 2021 did not have a material impact on our condensed consolidated financial statements.

Recent Accounting Standards Not Yet Adopted.   Recent accounting pronouncements requiring implementation in current or future periods are discussed below or in the notes, where applicable.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies the application of certain optional expedients and exceptions.  Topic 848 may be applied prospectively through December 31, 2022. We are currently evaluating the effect that ASU 2020-04 may have on our contracts that reference LIBOR, such as our amended and restated revolving credit agreement (see Note 9). We have not elected to apply any of the provisions of Topic 848, and we are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our condensed consolidated financial statements. We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended June 30,
	2021	2020
Recurring revenues:
Subscription services	$38,284	$35,360
Support and maintenance	38,486	38,547
Managed services	29,431	22,493
Electronic data interchange and data services	26,180	23,122
Total recurring revenues	132,381	119,522

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,214	4,740
Other non-recurring services	6,489	6,617
Total software, hardware and other non-recurring revenues	13,703	11,357

Total revenues	$146,084	$130,879

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $551,200, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 54% over the next 12 months, and the remainder thereafter.

As of June 30, 2020, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $505,700, of which we expect to recognize approximately 8% as services are rendered or goods are delivered, 54% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets, consisting of unbilled receivables, include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our condensed consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our condensed consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the three months ended June 30, 2021 and 2020, we recognized $17,781 and $20,826, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $29,092 as of June 30, 2021, of which $9,941 is classified as current and included as prepaid expenses and other current assets and $19,151 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended June 30, 2021 and 2020, we recognized $2,926 and $2,240, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	June 30, 2021	March 31, 2021
Accounts receivable, gross	$77,594	$81,746
Allowance for doubtful accounts	(4,099)	(4,205)
Accounts receivable, net	$73,495	$77,541

The following table represents the changes in the allowance for doubtful accounts, as of and for the three months ended June 30, 2021:

Balance as of March 31, 2021	$(4,205)
Additions charged to costs and expenses	(639)
Deductions	745
Balance as of June 30, 2021	$(4,099)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2021 and March 31, 2021:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$63,002	$63,002	$—	$—
Restricted cash and cash equivalents	7,048	7,048	—	—
	$70,050	$70,050	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$73,295	$73,295	$—	$—
Restricted cash and cash equivalents	5,280	5,280	—	—
	$78,575	$78,575	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

(1)	Cash equivalents consist primarily of money market funds.

We believe that the fair value of our other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

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

 Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of comprehensive income. Total operating lease costs were $1,864 and $2,270 for the three months ended June 30, 2021 and 2020, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended June 30,
	2021	2020
Operating lease costs	$1,833	$2,098
Short-term lease costs	6	—
Variable lease costs	157	297
Less: Sublease income	(132)	(125)
Total operating lease costs	$1,864	$2,270

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,964	$3,133

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2021 and 2026. As of June 30, 2021, our operating leases had a weighted average remaining lease term of 2.9 years and a weighted average discount rate of 3.5%. Future minimum aggregate lease payments under operating leases as of June 30, 2021 are summarized as follows:

For the year ended March 31,
2022 (remaining nine months)	$10,761
2023	8,220
2024	6,272
2025	3,790
2026	1,257
Total future lease payments	30,300
Less interest	(1,875)
Total lease liabilities	$28,425

During the three months ended June 30, 2021, we vacated our Fairport, NY office and recorded impairments of $382 to our operating right-of-use assets and certain related fixed assets based on projected sublease rental income and the estimated sublease commencement date. The impairment analysis was performed by operating right-of-use asset and the impairment charge was estimated by comparing the fair value of the operating right-of-use asset based on the expected cash flows to its respective book value. We determined the discount rate for the lease based on the approximate interest rate on a collateralized basis with a similar remaining term and payments as of the impairment date. Significant judgment was required to estimate the fair value of the operating right-of-use asset and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

6. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). We operate as one segment and have a single reporting unit. The measures evaluated by our chief operating decision maker ("CODM") to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results. In June 2021, upon the departure of the former CODM (Chief Executive Officer), the role of the CODM was assumed by our Chief Financial Officer.

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

During the quarter ended June 30, 2021, we performed a qualitative assessment, which indicated that it was more likely than not that the fair value of goodwill exceeded its net carrying value and, therefore, additional impairment testing was not deemed necessary.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2021 and March 31, 2021 was $267,212.

7. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(27,218)	(79)	(27,552)	(54,849)
Net intangible assets	$11,982	$171	$21,448	$33,601

	March 31, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$91,500	$130,950
Accumulated amortization	(26,349)	(67)	(67,834)	(94,250)
Net intangible assets	$12,851	$183	$23,666	$36,700

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $881 and $1,112 for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to software technology recorded as cost of revenue was $2,218 and $5,136 for the three months ended June 30, 2021 and 2020, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of June 30, 2021:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2022 (remaining nine months)	$2,643	$6,655	$9,298
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027 and beyond	1,188	242	1,430
Total	$12,153	$21,448	$33,601

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2021	March 31, 2021
Gross carrying amount	$101,290	$96,908
Accumulated amortization	(60,144)	(55,434)
Net capitalized software costs	$41,146	$41,474

Amortization expense related to capitalized software costs was $5,866 and $4,763 for the three months ended June 30, 2021 and 2020, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2021. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2022 (remaining nine months)	$19,500
2023	14,300
2024	6,300
2025	1,000
2026	46
Total	$41,146

9. Line of Credit

On March 12, 2021, we entered into a $300,000 second amended and restated revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders. The Credit Agreement replaces our prior $300,000 amended and restated revolving credit agreement, originally entered into on January 4, 2016 and amended on March 29, 2018 (“Original Credit Agreement”). The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement also provides us with the ability to obtain up to $150,000 in the aggregate of additional revolving credit commitments and/or term loans thereunder (i.e., in excess of $300,000) upon satisfaction of certain conditions, including receipt of commitments from new or existing lenders to provide such additional revolving credit commitments and/or term loans.

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2021.

As of both June 30, 2021 and March 31, 2021, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $190 and $928 for the three months ended June 30, 2021 and 2020, respectively. Amortization of deferred debt issuance costs was $127 and $177 for the three months ended June 30, 2021 and 2020, respectively.

10. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$63,002	$73,295
Restricted cash and cash equivalents	7,048	5,280
Cash, cash equivalents, and restricted cash	$70,050	$78,575

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2021	March 31, 2021
Prepaid expenses	$18,125	$20,679
Capitalized commissions costs	9,941	9,399
Other current assets	1,368	1,204
Prepaid expenses and other current assets	$29,434	$31,282

Equipment and improvements are summarized as follows:

	June 30, 2021	March 31, 2021
Computer equipment	$35,563	$35,244
Internal-use software	18,699	18,174
Furniture and fixtures	11,182	11,555
Leasehold improvements	14,716	14,418
Equipment and improvements, gross	80,160	79,391
Accumulated depreciation and amortization	(66,684)	(64,852)
Equipment and improvements, net	$13,476	$14,539

Other assets are summarized as follows:

	June 30, 2021	March 31, 2021
Capitalized commission costs	$19,151	$19,104
Deposits	5,554	5,505
Debt issuance costs	2,387	2,521
Other noncurrent assets	10,029	9,891
Other assets	$37,121	$37,021

Accrued compensation and related benefits are summarized as follows:

	June 30, 2021	March 31, 2021
Accrued bonus	$8,524	$29,382
Accrued vacation	12,242	12,038
Accrued commissions	3,302	4,628
Deferred payroll taxes	3,817	3,817
Accrued payroll and other	525	509
Accrued compensation and related benefits	$28,410	$50,374

Other current liabilities are summarized as follows:

	June 30, 2021	March 31, 2021
Accrued legal expense	$9,186	$6,302
Accrued hosting costs	8,006	6,158
Care services liabilities	7,048	5,280
Sales returns reserves and other customer liabilities	6,813	9,449
Customer credit balances and deposits	4,870	4,638
Accrued employee benefits and withholdings	4,448	4,649
Accrued consulting and outside services	2,428	3,002
Accrued outsourcing costs	2,302	2,266
Accrued EDI expense	1,996	2,020
Accrued self insurance expense	1,954	1,737
Accrued taxes payable	696	586
Contingent consideration related to acquisitions	533	533
Accrued royalties	484	3,125
Other accrued expenses	3,520	2,954
Other current liabilities	$54,284	$52,699

Deferred payroll taxes	$3,817	3,817
Uncertain tax positions	3,175	3,175
Other liabilities	156	144
Other noncurrent liabilities	$7,148	$7,136

11. Income Taxes

The provision for income taxes in the three months ended June 30, 2021 was $559, reflecting an effective tax rate of 16.4%. The provision for income taxes in the three months ended June 30, 2020 was $1,616, reflecting an effective tax rate of 204.0%. The decrease in the effective tax rate for the three months ended June 30, 2021 compared to the prior year period was primarily due to the annualized projected loss before taxes in the prior year, which caused the rate reconciling items to have a more significant impact on the effective tax rate. The decrease in the effective tax rate was also driven from the net benefit of discrete items in the current period compared to the prior year net expense for discrete items.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

We had unrecognized tax benefits of $4,518 and $4,426 related to various federal, state, and local income tax matters as of June 30, 2021 and March 31, 2021. The unrecognized benefits consisted of liabilities of $3,225 and $3,175 and reserves as of June 30, 2021 and March 31, 2021, against deferred tax assets of $1,293 and $1,251 as of June 30, 2021 and March 31, 2021. If recognized, this amount would reduce our effective tax rate.

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

12. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2021	2020
Earnings per share — Basic:
Net income (loss)	$2,848	$(824)
Weighted-average shares outstanding — Basic	67,175	66,296
Net income (loss) per common share — Basic	$0.04	$(0.01)

Earnings per share — Diluted:
Net income (loss)	$2,848	$(824)
Weighted-average shares outstanding	67,175	66,296
Effect of potentially dilutive securities	624	—
Weighted-average shares outstanding — Diluted	67,799	66,296
Net income (loss) per common share — Diluted	$0.04	$(0.01)

The computation of diluted net income (loss) per share does not include 238 and 2,979 options to acquire shares of common stock for the three months ended June 30, 2021 and June 30, 2020, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

13. Share-Based Awards

Employee Stock Option and Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2021, there were 102,520 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of June 30, 2021, there were 2,638,864 outstanding options, 2,172,959 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 1,592,107 shares available for future grant under the Amended 2015 Plan.

The following table summarizes the stock option transactions during the three months ended June 30, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2021	2,791,084	$14.47	3.70	$10,303
Exercised	(700)	15.99	0.93	$—
Forfeited/Canceled	(10,000)	21.27	5.09
Expired	(39,000)	17.95
Outstanding, June 30, 2021	2,741,384	$14.40	3.54	$6,270
Vested and expected to vest, June 30, 2021	2,688,422	$14.39	3.52	$6,165
Exercisable, June 30, 2021	2,421,002	$14.34	3.41	$5,636

Share-based compensation expense related to stock options was $709 and $732 for the three months ended June 30, 2021 and 2020, respectively.

Non-vested stock option award activity during the three months ended June 30, 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2021	459,339	$5.96
Vested	(128,957)	6.21
Forfeited/Canceled	(10,000)	8.74
Outstanding, June 30, 2021	320,382	$5.78

As of June 30, 2021, $677 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.5 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2021 and 2020 was $800 and $1,378, respectively.

Restricted Stock Awards

Restricted stock awards activity during the three months ended June 30, 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2021	2,263,569	$14.58
Granted	548,768	16.59
Vested	(518,519)	14.92
Canceled	(120,859)	14.69
Outstanding, June 30, 2021	2,172,959	$15.00

Share-based compensation expense related to restricted stock awards was $6,458 for the three months ended June 30, 2021 and includes the impact of incremental expense incurred from the accelerated vesting of certain equity awards associated with the departure of our Chief Executive Officer. Share-based compensation expense related to restricted stock awards was $4,039 for the three months ended June 30, 2020.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of June 30, 2021, $24,148 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

Performance Stock Units and Awards

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards was a benefit of $438 for the three months ended June 30, 2021 primarily due to cancellation of awards associated with the departure of our Chief Executive Officer. Share-based compensation expense related to the performance stock unit awards was $114 for the three months ended June 30, 2020.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was a benefit of $457 for the three months ended June 30, 2021 primarily due to cancellation of awards associated with the resignation of our Chief Executive Officer. Share-based compensation expense related to the performance stock unit awards was $281 for the three months ended June 30, 2020.

On October 26, 2020, the Compensation Committee of the Board approved 408,861 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified.  Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance will be modified for cumulative 3-year TSR on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.25 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was a benefit of $61 for the three months ended June 30, 2021 primarily due to cancellation of awards associated with the resignation of our Chief Executive Officer.

As of June 30, 2021, $5,223 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of June 30, 2021, we have issued 791,209 shares under the Purchase Plan and 3,208,791 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $201 and $164 for the three months ended June 30, 2021 and 2020, respectively.

14. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at June 30, 2021. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Trial commenced on July 6, 2021. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts.

Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. Following briefing and a hearing at the liability phase of the arbitration, the arbitrator held that Hussein is entitled to indemnification for “expenses” (as that term is defined in Hussein’s indemnification agreement with NextGen) incurred in defense of NextGen’s cross-complaint against him. The arbitrator reserved all other claims related to costs and damages for a second phase of the arbitration. On June 10, 2021, the arbitrator heard arguments on the quantum of indemnifiable expenses. The arbitrator has not yet issued a decision and the parties are submitting additional briefing on the remaining issues.  At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

16. Restructuring Plan

In the three months ended June 30, 2021 and 2020, we recorded restructuring costs of $539 and $2,562, respectively, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our condensed consolidated statements of net income and comprehensive income. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs for the three months ended June 30, 2021 have been substantially paid.

17. Subsequent Events

On July 29, 2021, a jury rendered a verdict in favor of the Company and the individual defendants on all counts in the Hussein Litigation, as described in Note 15, “Commitments, Guarantees and Contingencies.”

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our product development plans, business strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

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

Although the HITECH Act led to the meaningful adoption of electronic health records, many in the healthcare industry were dissatisfied with the level of exchange of health information between different providers and across different software platforms. With the passing of the MACRA law in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified electronic health records (“EHR”) technology. Then, in December 2016, the 21st Century Cures Act (“Cures Act”) was passed and signed into law. Among many other policies, the law includes numerous provisions intended to encourage nationwide interoperability.

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

The new regulations will require significant compliance efforts for not only healthcare information technology (“HIT”) companies, networks, and exchanges, but also for healthcare providers. However, the Cures Act also creates opportunities for improving care delivery and outcomes through increased data exchange between providers, and easier patient access to their own health information. Key to unlocking these benefits is the introduction of new Fast Healthcare Interoperability Resources (“FHIR”) standards, which ONC requires certified HIT companies to adopt through APIs. Meanwhile, CMS is requiring hospitals to provide electronic admission, discharge and transfer notification to other healthcare facilities, providers and designated care team members. All healthcare providers are required to comply with the information blocking rules as of the initial April 5, 2021 compliance date.  As of December 31, 2022, providers participating in federal programs that require the use of certified HIT will need to use the new “2015 Edition Cures Update” certified version of EHR software to comply with the Cures Act certification requirements. Through enhanced interoperability functionality and standardized APIs, the Spring ‘21 release of NextGen® Enterprise will help healthcare providers meet these dual mandates included in the Cures Act.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income (loss) for the three months ended June 30, 2021 and 2020 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2021	2020
Revenues:
Recurring	90.6%	91.3%
Software, hardware, and other non-recurring	9.4	8.7
Total revenues	100.0	100.0
Cost of revenue:
Recurring	39.1	38.5
Software, hardware, and other non-recurring	5.1	4.6
Amortization of capitalized software costs and acquired intangible assets	5.5	7.6
Total cost of revenue	49.8	50.7
Gross profit	50.2	49.3
Operating expenses:
Selling, general and administrative	33.2	31.1
Research and development costs, net	13.2	13.9
Amortization of acquired intangible assets	0.6	0.8
Impairment of assets	0.3	0.0
Restructuring costs	0.4	2.0
Total operating expenses	47.6	47.9
Income from operations	2.6	1.4
Interest income	0.0	0.0
Interest expense	(0.2)	(0.8)
Other income (expense), net	0.0	0.0
Income before provision for income taxes	2.3	0.6
Provision for income taxes	0.4	1.2
Net income (loss)	1.9%	(0.6)%

Revenues

The following table presents our disaggregated revenues for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Recurring revenues:
Subscription services	$38,284	$35,360
Support and maintenance	38,486	38,547
Managed services	29,431	22,493
Electronic data interchange and data services	26,180	23,122
Total recurring revenues	132,381	119,522

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,214	4,740
Other non-recurring services	6,489	6,617
Total software, hardware and other non-recurring revenues	13,703	11,357

Total revenues	$146,084	$130,879

Recurring revenues as a percentage of total revenues	90.6%	91.3%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended June 30, 2021 increased $15.2 million compared to the prior year period due to a $12.9 million increase in recurring revenues and a $2.3 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was due to a $6.9 million increase in managed services, $2.9 million increase in subscription services, and $3.1 million increase in EDI and data services. The increase in managed services revenue was primarily due to an increase in revenue cycle management (“RCM”) revenues as patient volumes have returned to more normalized levels after being negatively impacted by the COVID-19 pandemic in the prior year and an increase in managed cloud services revenue from higher recent bookings. The increase in subscription services was primarily due to growth in subscriptions associated with our virtual visits, which benefited from higher demand driven by the COVID-19 pandemic plus increases in revenue from our core NextGen, NextGen Office, and connected health cloud-based solutions associated with higher recent bookings. EDI and data services increased due to higher patient and transaction volumes compared to the prior year, which was negatively impacted by the COVID-19 pandemic. The increase in non-recurring services revenue was primarily driven by an increase in software license revenue due to higher bookings.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $34.3 million and $25.6 million for the three months ended June 30, 2021 and 2020, respectively. The increase is primarily due to higher bookings of software and other non-recurring services and higher managed cloud services bookings, partially offset lower bookings of virtual visits subscriptions as the prior year benefited from the onset of the COVID-19 pandemic.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Cost of revenue:
Recurring	$57,160	$50,429
Software, hardware, and other non-recurring	7,497	6,041
Amortization of capitalized software costs and acquired intangible assets	8,084	9,899
Total cost of revenue	$72,741	$66,369

Gross profit	$73,343	$64,510
Gross margin %	50.2%	49.3%

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

Share-based compensation expense included in cost of revenue was $0.5 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively.

Gross profit for the three months ended June 30, 2021 increased $8.8 million compared to the prior year due to a $15.2 million increase in revenues as discussed above, offset by a $6.4 million increase in cost of revenue associated with the higher revenues. Our gross margin increased to 50.2% for the three months ended June 30, 2021 compared to 49.3% in the prior year.

The $6.7 million increase in recurring cost of revenue for the three months ended June 30, 2021 compared to the prior year periods was due to higher cost of managed services directly associated with higher revenues as noted above, higher costs of subscription sales primarily due to higher salaries and benefits from increased employee headcount and third party costs needed to meet increased demand, and higher costs of EDI services due to higher transactional volume.  Software, hardware, and other non-recurring services revenue costs increased $1.5 million compared to the prior period primarily due to an increase in consulting costs associated with higher volume of professional services projects.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Selling, general and administrative	$48,486	$40,737
Selling, general and administrative, as a percentage of revenue	33.2%	31.1%

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

Share-based compensation expense included in selling, general and administrative expenses was $4.9 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase in share-based compensation for the three months ended June 30, 2021 compared to the same prior year period is primarily due to incremental expense incurred from the accelerated vesting of certain equity awards associated with the departure of our Chief Executive Officer. Refer to Note 13, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $7.7 million for the three months ended June 30, 2021, compared to the prior year period. These increases were primarily due to increased legal fees associated with our ongoing shareholder litigation matters, severance costs related to the departure of our Chief Executive Officer, increase in costs of our 401(k) employer match that was temporarily suspended in the prior year as a cost-savings measure after the onset of the COVID-19 pandemic, increase in stock based compensation expense as noted above, and increases in travel and conferences costs as these activities begin to resume at moderate levels.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Gross expenditures	$24,859	$23,834
Capitalized software costs	(5,538)	(5,612)
Research and development costs, net	$19,321	$18,222

Research and development costs, as a percentage of revenue	13.2%	13.9%
Capitalized software costs as a percentage of gross expenditures	22.3%	23.5%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our condensed consolidated statements of net income and comprehensive income, and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 8, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $1.0 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively.

Net research and development costs for the three months ended June 30, 2021 increased $1.1 million compared to the prior year period due to $1.1 million higher gross expenditures.  The increase in higher gross expenditures was primarily due to an increase in consulting services, partially offset by a decrease in employee compensation and benefits.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Amortization of acquired intangible assets	$881	$1,112

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

Amortization of acquired intangible assets for the three months ended June 30, 2021 decreased $0.2 million compared to the prior year periods due to lower amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion as these assets are amortized under the accelerated method of amortization.

Restructuring Costs and Impairment of Assets

In the three months ended June 30, 2021 and 2020, we recorded restructuring costs of $0.5 million and $2.6 million, respectively, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our condensed consolidated statements of net income and comprehensive income.

During the three months ended June 30, 2021, we vacated our Fairport, NY office and recorded impairments of $0.4 million to our operating right-of-use assets and certain related fixed assets based on projected sublease rental income and the estimated sublease commencement date.

Interest and Other Income and Expense

The following table presents our interest expense for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Interest income	$12	$6
Interest expense	(317)	(1,107)
Other income (expense), net	(22)	16

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of June 30, 2021, we had no outstanding balances under the revolving credit agreement, compared to $179.0 outstanding as of June 30, 2020. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for Income Taxes

The following table presents our provision for income taxes for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Provision for income taxes	$559	$1,616
Effective tax rate	16.4%	204.0%

The decrease in the effective tax rate for the three months ended June 30, 2021 compared to the prior year period was primarily due to the annualized projected loss before taxes in the prior year, which caused the rate reconciling items to have a more significant impact on the effective tax rate. The decrease in the effective tax rate was also driven from the net benefit of discrete items in the current period compared to the prior year net expense for discrete items.

Net Income (Loss)

The following table presents our net income and loss (in thousands) and net income (loss) per share and for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$2,848	$(824)
Net income (loss) per share:
Basic	$0.04	$(0.01)
Diluted	$0.04	$(0.01)

As a result of the foregoing changes in revenue and expense, net income (loss) for the three months ended June 30, 2021 increased $3.7 million compared to the prior year period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Cash and cash equivalents	$63,002	$192,323
Unused portion of revolving credit agreement (1)	300,000	121,000
Total liquidity	$363,002	$313,323

Net income (loss)	$2,848	$(824)
Net cash provided by operating activities	$313	$17,672

(1)	As of June 30, 2021, we had no outstanding borrowings under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of June 30, 2021 and March 31, 2021 and $179.0 million as of June 30, 2020.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at June 30, 2021, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. During the challenging and uncertain period brought on by the initial phases of the COVID-19 pandemic, we made some important decisions, including cost reduction activities with a primary goal of preserving cash and protecting the employee base. Most of these cost reductions were temporary as we believed that preserving our employee base, organizational momentum, and robust capabilities was the right decision for our Company and our shareholders. We had proactively strengthened our cash position by increasing the outstanding borrowings under our revolving credit agreement as of June 30, 2020, which was subsequently repaid based on the reassessment of our short-term cash flow and working capital requirements. We have no outstanding borrowings under our revolving credit agreement as of June 30, 2021. At present, we are conducting business as usual with certain modifications to employee travel, employee work locations, and marketing events, among other modifications. However, the extent to which COVID-19 may continue to impact our business, financial results, cash flows, and liquidity requirements depends on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; the extent to which it impacts worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed of the recovery; and governmental and business reactions to the pandemic. We will continue to assess the potential effects of the COVID-19 pandemic on our business and actively manage our response accordingly.

Cash and Cash Equivalents

As of June 30, 2021, our cash and cash equivalents balance of $63.0 million compares to $73.3 million as of March 31, 2021 and $192.3 million as of June 30, 2020. The cash and equivalents balance as of June 30, 2020 was impacted by additional borrowings under our revolving credit agreement, as noted above.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$2,848	$(824)
Non-cash expenses	20,151	22,037
Cash from net income, as adjusted	$22,999	$21,213
Change in contract assets and liabilities, net	(1,501)	(6,708)
Change in accounts receivable	3,407	2,286
Change in all other assets and liabilities	(24,592)	881
Net cash provided by operating activities	$313	$17,672

For the three months ended June 30, 2021, cash provided by operating activities decreased $17.4 million compared to the prior year period, primarily due to decreases of $25.4 million in changes in other assets and liabilities, partially offset by increases of $5.2 million due to net changes in contract assets and liabilities, $1.8 million higher cash from net income, as adjusted for non-cash expenses, and $1.1 million increases from change in accounts receivable.

The decrease in cash from net changes in other assets and liabilities is primarily due to higher payments of cash incentive bonuses compared to the prior year due to a higher rate of bonus achievement, decrease in cash from changes in accounts payable due to timing of invoice payments, and decreases in prepaid expenses, primarily prepaid insurance, third party annual licenses, and prepaid hosting and subscriptions. The increase in cash from changes in net contract assets and liabilities was primarily due to lower maintenance invoicing due to client attrition. Net income for the three months increased $3.7 million compared to the prior year period, as described in the “Net Income” section above. Non-cash expenses decreased primarily due to lower amortization of intangible assets. Accounts receivable balances continue to decrease from our efforts to collect and resolve aged balances, resulting in a corresponding increase in cash provided by operating activities of $3.4 million and $2.3 million in the three months ended June 30, 2021 and 2020, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2021 was $6.5 million compared with $6.2 million in the prior year period. The decrease in net cash used in investing activities is primarily due lower additions in equipment and improvements.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2021 was $2.3 million compared with $48.6 million cash provided by financing activities in the prior year period. The decrease in cash provided by financing activities is primarily due to borrowings of $50.0 million in the prior year period, compared to no borrowings in the current year period.

Contractual Obligations

We have minimum purchase commitments of $40.4 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at June 30, 2021 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2022 (remaining nine months)	2023	2024	2025	2026	2027 and beyond
Operating lease obligations	$18,654	$6,141	$4,954	$4,072	$2,453	$1,034	$—
Remaining lease obligations for vacated properties (1)	11,646	4,620	3,266	2,200	1,337	223	—
Total	$30,300	$10,761	$8,220	$6,272	$3,790	$1,257	$—

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Cary, Brentwood, Solana Beach, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, Fairport, and St. Louis, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 16, “Restructuring Plan” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.0 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of June 30, 2021 was $7.4 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

The impact of our uncertain tax positions is not included in the table above as the timing of expected payments is not determinable. Refer to Note 11, “Income Taxes” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

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

There have been no other material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2021, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of June 30, 2021, we had no outstanding loans under our revolving credit agreement. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of June 30, 2021, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Financial Officer (principal executive officer and principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The Chief Financial Officer has concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Financial Officer has concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. The Chief Financial Officer has also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Trial commenced on July 6, 2021. On July 29, 2021, a jury rendered a verdict in favor of the Company and the individual defendants on all counts.

Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. Following briefing and a hearing at the liability phase of the arbitration, the arbitrator held that Hussein is entitled to indemnification for “expenses” (as that term is defined in Hussein’s indemnification agreement with NextGen) incurred in defense of NextGen’s cross-complaint against him. The arbitrator reserved all other claims related to costs and damages for a second phase of the arbitration. On June 10, 2021, the arbitrator heard arguments on the quantum of indemnifiable expenses. The arbitrator has not yet issued a decision and the parties are submitting additional briefing on the remaining issues.  At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

3.1	Third Amended and Restated Bylaws of NextGen Healthcare, Inc., effective June 18, 2021.		8-K	3.1	21-Jun-21
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: July 30, 2021	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
(Interim Principal Executive Officer)
Date: July 30, 2021	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: July 30, 2021	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)