Form 10-Q
period 2021-09-30
NEXTGEN HEALTHCARE, INC.
filed 2021-10-29
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

NEXTGEN HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)

3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, GA (Address of principal executive offices)	30305 (Zip Code)

(404) 467-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NXGN	NASDAQ Global Select Market

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

The number of outstanding shares of the Registrant’s common stock as of October 26, 2021 was 68,387,405 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$75,303	$73,295
Restricted cash and cash equivalents	6,261	5,280
Accounts receivable, net	71,988	77,541
Contract assets	20,521	19,481
Income taxes receivable	9,066	765
Prepaid expenses and other current assets	27,574	31,282
Total current assets	210,713	207,644
Equipment and improvements, net	12,030	14,539
Capitalized software costs, net	41,570	41,474
Operating lease assets	14,431	18,446
Deferred income taxes, net	19,445	19,474
Contract assets, net of current	1,991	1,976
Intangibles, net	30,502	36,700
Goodwill	267,212	267,212
Other assets	37,628	37,021
Total assets	$635,522	$644,486
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,687	$11,378
Contract liabilities	53,506	52,863
Accrued compensation and related benefits	34,053	50,374
Income taxes payable	201	584
Operating lease liabilities	11,290	12,735
Other current liabilities	59,440	52,699
Total current liabilities	171,177	180,633
Deferred compensation	7,275	6,620
Operating lease liabilities, net of current	14,646	18,453
Other noncurrent liabilities	7,148	7,136
Total liabilities	200,246	212,842
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock
$0.01 par value; authorized 100,000 shares; issued and outstanding 68,394 and 67,069 shares at September 30, 2021 and March 31, 2021, respectively	684	671
Additional paid-in capital	311,793	304,263
Accumulated other comprehensive loss	(1,912)	(1,924)
Retained earnings	124,711	128,634
Total shareholders' equity	435,276	431,644
Total liabilities and shareholders' equity	$635,522	$644,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Recurring	$135,609	$125,691	$267,990	$245,213
Software, hardware, and other non-recurring	13,677	14,311	27,380	25,668
Total revenues	149,286	140,002	295,370	270,881
Cost of revenue:
Recurring	57,119	52,906	114,279	103,335
Software, hardware, and other non-recurring	7,610	6,083	15,107	12,124
Amortization of capitalized software costs and acquired intangible assets	7,969	9,961	16,053	19,860
Total cost of revenue	72,698	68,950	145,439	135,319
Gross profit	76,588	71,052	149,931	135,562
Operating expenses:
Selling, general and administrative	63,891	41,950	112,377	82,687
Research and development costs, net	18,518	17,692	37,839	35,914
Amortization of acquired intangible assets	881	1,112	1,762	2,224
Impairment of assets	1,195	—	1,577	—
Restructuring costs	—	—	539	2,562
Total operating expenses	84,485	60,754	154,094	123,387
Income (loss) from operations	(7,897)	10,298	(4,163)	12,175
Interest income	17	12	29	18
Interest expense	(320)	(1,135)	(637)	(2,242)
Other expense, net	(12)	(18)	(34)	(2)
Income (loss) before provision for (benefit of) income taxes	(8,212)	9,157	(4,805)	9,949
Provision for (benefit of) income taxes	(1,441)	(1,298)	(882)	318
Net income (loss)	$(6,771)	$10,455	$(3,923)	$9,631
Other comprehensive income:
Foreign currency translation, net of tax	50	102	12	89
Comprehensive income (loss)	$(6,721)	$10,557	$(3,911)	$9,720
Net income (loss) per share:
Basic	$(0.10)	$0.16	$(0.06)	$0.14
Diluted	$(0.10)	$0.16	$(0.06)	$0.14
Weighted-average shares outstanding:
Basic	67,406	66,688	67,291	66,493
Diluted	67,406	66,689	67,291	66,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended September 30, 2021
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2021	67,069	671	304,263	128,634	(1,924)	431,644
Common stock issued under stock plans, net of shares withheld for taxes	293	3	(2,301)	—	—	(2,298)
Stock-based compensation	—	—	6,412	—	—	6,412
Components of other comprehensive income:
Translation adjustments	—	—	—	—	(38)	(38)
Net income	—	—	—	2,848	—	2,848
Balance, June 30, 2021	67,362	674	308,374	131,482	(1,962)	438,568
Common stock issued under stock plans, net of shares withheld for taxes	1,032	10	(1,804)	—	—	(1,794)
Stock-based compensation	—	—	5,223	—	—	5,223
Components of other comprehensive income (loss):
Translation adjustments	—	—	—	—	50	50
Net income (loss)	—	—	—	(6,771)	—	(6,771)
Balance, September 30, 2021	68,394	684	311,793	124,711	(1,912)	435,276

	Six Months Ended September 30, 2020
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	661	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	535	6	(1,414)	—	—	(1,408)
Stock-based compensation	—	—	5,393	—	—	5,393
Components of other comprehensive income (loss):
Translation adjustments	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	(824)	—	(824)
Balance, June 30, 2020	66,669	667	286,836	118,295	(2,156)	403,642
Common stock issued under stock plans, net of shares withheld for taxes	65	—	(45)	—	—	(45)
Stock-based compensation	—	—	5,437	—	—	5,437
Components of other comprehensive income:
Translation adjustments	—	—	—	—	102	102
Net income	—	—	—	10,455	—	10,455
Balance, September 30, 2020	66,734	667	292,228	128,750	(2,054)	419,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(3,923)	$9,631
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	11,617	9,853
Amortization of debt issuance costs	254	355
Amortization of other intangibles	6,198	12,232
Change in fair value of contingent consideration	—	50
Deferred income taxes	29	(27)
Depreciation	3,781	3,937
Excess tax deficiency from share-based compensation	640	941
Impairment of assets	1,577	—
Loss on disposal of equipment and improvements	77	—
Non-cash operating lease costs	3,087	3,421
Provision for bad debts	679	1,399
Share-based compensation	11,635	10,830
Changes in assets and liabilities:
Accounts receivable	4,874	3,505
Contract assets	(1,055)	(2,481)
Accounts payable	1,108	(3,756)
Contract liabilities	643	(8,344)
Accrued compensation and related benefits	(16,321)	8,348
Income taxes	(9,324)	(2,083)
Deferred compensation	655	840
Operating lease liabilities	(5,360)	(5,224)
Other assets and liabilities	9,608	4,605
Net cash provided by operating activities	20,479	48,032
Cash flows from investing activities:
Additions to capitalized software costs	(11,713)	(12,083)
Additions to equipment and improvements	(1,685)	(764)
Acquisition related working capital adjustment payments	—	(206)
Net cash used in investing activities	(13,398)	(13,053)
Cash flows from financing activities:
Proceeds from line of credit	—	50,000
Repayments on line of credit	—	(115,000)
Proceeds from issuance of shares under employee plans	1,109	798
Payments for taxes related to net share settlement of equity awards	(5,201)	(2,251)
Net cash used in financing activities	(4,092)	(66,453)
Net increase (decrease) in cash, cash equivalents, and restricted cash	2,989	(31,474)
Cash, cash equivalents, and restricted cash at beginning of period	78,575	140,319
Cash, cash equivalents, and restricted cash at end of period	$81,564	$108,845

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,827	$1,566
Cash refunds from income taxes	19	107
Cash paid for interest	190	1,905
Cash paid for amounts included in the measurement of operating lease liabilities	5,914	6,264
Operating lease assets obtained in exchange for operating lease liabilities	197	3,107
Accrued purchases of equipment and improvements	201	57

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and six months ended September 30, 2021 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Share-Based Compensation. The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Costs and expenses:
Cost of revenue	$554	$589	$1,058	$1,013
Research and development costs	1,110	1,026	2,153	1,943
Selling, general and administrative	3,559	3,822	8,424	7,874
Total share-based compensation	5,223	5,437	11,635	10,830
Income tax benefit	(1,151)	(1,305)	(2,733)	(2,569)
Decrease in net income	$4,072	$4,132	$8,902	$8,261

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Recurring revenues:
Subscription services	$41,139	$36,867	$79,423	$72,227
Support and maintenance	39,004	38,076	77,490	76,623
Managed services	29,506	26,218	58,937	48,711
Electronic data interchange and data services	25,960	24,530	52,140	47,652
Total recurring revenues	135,609	125,691	267,990	245,213

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,068	8,014	15,282	12,754
Other non-recurring services	5,609	6,297	12,098	12,914
Total software, hardware and other non-recurring revenues	13,677	14,311	27,380	25,668

Total revenues	$149,286	$140,002	$295,370	$270,881

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $531,800, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 52% over the next 12 months, and the remainder thereafter.

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

During the three months ended September 30, 2021 and 2020, we recognized $17,607 and $19,319, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods. During the six months ended September 30, 2021 and 2020, we recognized $35,388 and $40,145, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $30,437 as of September 30, 2021, of which $10,880 is classified as current and included as prepaid expenses and other current assets and $19,557 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended September 30, 2021 and 2020, we recognized $3,056 and $2,636, respectively, of commissions expense. During the six months ended September 30, 2021 and 2020, we recognized $5,982 and $4,876, respectively, of commissions expense. Commissions expense primarily relate to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income (loss) and comprehensive income (loss).

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	September 30, 2021	March 31, 2021
Accounts receivable, gross	$75,641	$81,746
Allowance for doubtful accounts	(3,653)	(4,205)
Accounts receivable, net	$71,988	$77,541

The following table represents the changes in the allowance for doubtful accounts, as of and for the three months ended September 30, 2021:

Balance as of June 30, 2021	$(4,099)
Additions charged to costs and expenses	(40)
Deductions	486
Balance as of September 30, 2021	$(3,653)

The following table represents the changes in the allowance for doubtful accounts, as of and for the six months ended September 30, 2021:

Balance as of March 31, 2021	$(4,205)
Additions charged to costs and expenses	(679)
Deductions	1,231
Balance as of September 30, 2021	$(3,653)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2021 and March 31, 2021:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$75,303	$75,303	$—	$—
Restricted cash and cash equivalents	6,261	6,261	—	—
	$81,564	$81,564	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$73,295	$73,295	$—	$—
Restricted cash and cash equivalents	5,280	5,280	—	—
	$78,575	$78,575	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

(1)	Cash equivalents consist primarily of money market funds.

We believe that the fair value of our other financial assets and liabilities, including accounts receivable, accounts payable, and line of credit, approximate their respective carrying values due to their nominal credit risk.

As of September 30, 2021 and March 31, 2021, the contingent consideration liability balance of $533 relates to the acquisition of Topaz Information Systems, LLC, for which we may pay up to an additional $2,000 of cash contingent consideration in the form of an earnout, subject to the achievement of certain operational targets through April 2021.  The fair value of the contingent consideration liability was calculated based on actual earnout achievement through the end of the performance period.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income (loss) and comprehensive income (loss). Total operating lease costs were $1,685 and $2,265 for the three months ended September 30, 2021 and 2020, respectively. Total operating lease costs were $3,549 and $4,535 for the six months ended September 30, 2021 and 2020, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$1,602	$2,093	$3,435	$4,184
Short-term lease costs	2	6	8	13
Variable lease costs	204	289	361	586
Less: Sublease income	(123)	(123)	(255)	(248)
Total operating lease costs	$1,685	$2,265	$3,549	$4,535

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,950	$3,132	$5,914	$6,264
Operating lease assets obtained in exchange for operating lease liabilities	197	3,107	197	3,107

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2022 and 2026. As of September 30, 2021, our operating leases had a weighted average remaining lease term of 3.0 years and a weighted average discount rate of 3.6%. Future minimum aggregate lease payments under operating leases as of September 30, 2021 are summarized as follows:

For the year ended March 31,
2022 (remaining six months)	$7,853
2023	8,283
2024	6,337
2025	3,824
2026	1,257
Total future lease payments	27,554
Less interest	(1,618)
Total lease liabilities	$25,936

In the three and six months ended September 30, 2021, we vacated portions of certain leased locations and recorded impairments of $1,195 and $1,577, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine, CA and Fairport, NY based on projected sublease rental income and estimated sublease commencement dates. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

6. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). We operate as one segment and have a single reporting unit. The measures evaluated by our chief operating decision maker ("CODM"), consisting of the Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

We have not identified any events or circumstances as of September 30, 2021 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2021 and March 31, 2021 was $267,212.

7. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(28,086)	(92)	(29,770)	(57,948)
Net intangible assets	$11,114	$158	$19,230	$30,502

	March 31, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$91,500	$130,950
Accumulated amortization	(26,349)	(67)	(67,834)	(94,250)
Net intangible assets	$12,851	$183	$23,666	$36,700

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income (loss) and comprehensive income (loss) was $881 and $1,112 for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to software technology recorded as cost of revenue was $2,218 and $4,872 for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income (loss) and comprehensive income (loss) was $1,762 and $2,224 for the six months ended September 30, 2021 and 2020, respectively. Amortization expense related to software technology recorded as cost of revenue was $4,436 and $10,008 for the six months ended September 30, 2021 and 2020, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2021:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2022 (remaining six months)	$1,762	$4,436	$6,198
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027 and beyond	1,188	243	1,431
Total	$11,272	$19,230	$30,502

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2021	March 31, 2021
Gross carrying amount	$106,810	$96,908
Accumulated amortization	(65,240)	(55,434)
Net capitalized software costs	$41,570	$41,474

Amortization expense related to capitalized software costs was $5,751 and $5,090 for the three months ended September 30, 2021 and 2020, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Amortization expense related to capitalized software costs was $11,617 and $9,853 for the six months ended September 30, 2021 and 2020, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2021. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2022 (remaining six months)	$14,000
2023	17,400
2024	7,800
2025	2,200
2026	170
Total	$41,570

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

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2021.

As of September 30, 2021 and March 31, 2021, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $193 and $928 for the three months ended September 30, 2021 and 2020, respectively. Amortization of deferred debt issuance costs was $127 and $178 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense related to the Credit Agreement was $383 and $1,856 for the six months ended September 30, 2021 and 2020, respectively. Amortization of deferred debt issuance costs was $254 and $355 for the six months ended September 30, 2021 and 2020, respectively.

10. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$75,303	$73,295
Restricted cash and cash equivalents	6,261	5,280
Cash, cash equivalents, and restricted cash	$81,564	$78,575

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2021	March 31, 2021
Prepaid expenses	$15,969	$20,679
Capitalized commissions costs	10,880	9,399
Other current assets	725	1,204
Prepaid expenses and other current assets	$27,574	$31,282

Equipment and improvements are summarized as follows:

	September 30, 2021	March 31, 2021
Computer equipment	$35,977	$35,244
Internal-use software	18,828	18,174
Furniture and fixtures	10,720	11,555
Leasehold improvements	14,406	14,418
Equipment and improvements, gross	79,931	79,391
Accumulated depreciation and amortization	(67,901)	(64,852)
Equipment and improvements, net	$12,030	$14,539

Other assets are summarized as follows:

	September 30, 2021	March 31, 2021
Capitalized commission costs	$19,557	$19,104
Deposits	5,896	5,505
Debt issuance costs	2,260	2,521
Other noncurrent assets	9,915	9,891
Other assets	$37,628	$37,021

Accrued compensation and related benefits are summarized as follows:

	September 30, 2021	March 31, 2021
Accrued bonus	$14,377	$29,382
Accrued vacation	11,667	12,038
Accrued commissions	3,655	4,628
Deferred payroll taxes	3,817	3,817
Accrued payroll and other	537	509
Accrued compensation and related benefits	$34,053	$50,374

Other current and noncurrent liabilities are summarized as follows:

	September 30, 2021	March 31, 2021
Accrued legal expense	$8,501	$6,302
Accrued hosting costs	8,228	6,158
Care services liabilities	6,261	5,280
Sales returns reserves and other customer liabilities	6,016	9,449
Accrued proxy contest expense	5,873	—
Customer credit balances and deposits	4,917	4,638
Accrued consulting and outside services	3,972	3,002
Accrued employee benefits and withholdings	3,518	4,649
Accrued self insurance expense	2,468	1,737
Accrued outsourcing costs	2,234	2,266
Accrued EDI expense	1,927	2,020
Accrued royalties	829	3,125
Accrued taxes payable	640	586
Contingent consideration related to acquisitions	533	533
Other accrued expenses	3,523	2,954
Other current liabilities	$59,440	$52,699

Deferred payroll taxes	$3,817	3,817
Uncertain tax positions	3,175	3,175
Other liabilities	156	144
Other noncurrent liabilities	$7,148	$7,136

11. Income Taxes

The benefit of income taxes in the three months ended September 30, 2021 and 2020 was $1,441 and $1,298, respectively, reflecting an effective tax rate of 17.5% and an effective tax rate benefit of 14.2%, respectively.

The benefit of income taxes in the six months ended September 30, 2021 was $882, reflecting an effective tax rate benefit of 18.4%. The provision for income taxes in the six months ended September 30, 2020 was $318, reflecting an effective tax rate of 3.2%.

The increases in the effective tax rates for the three and six months ended September 30, 2021 compared to the prior period was primarily due to a net decrease of the research and development credit, foreign rate differential benefit, and higher nondeductible officer compensation.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

We had unrecognized tax benefits of $4,438 and $4,426 related to various federal, state, and local income tax matters as of September 30, 2021 and March 31, 2021, respectively. The unrecognized benefits consisted of liabilities of $3,164 and $3,175 and reserves as of September 30, 2021 and March 31, 2021, respectively, against deferred tax assets of $1,274 and $1,251 as of September 30, 2021 and March 31, 2021, respectively. If recognized, this amount would reduce our effective tax rate.

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

12. Earnings per Share

The dual presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Earnings per share — Basic:
Net income (loss)	$(6,771)	$10,455	$(3,923)	$9,631
Weighted-average shares outstanding — Basic	67,406	66,688	67,291	66,493
Net income (loss) per common share — Basic	$(0.10)	$0.16	$(0.06)	$0.14

Earnings per share — Diluted:
Net income (loss)	$(6,771)	$10,455	$(3,923)	$9,631
Weighted-average shares outstanding	67,406	66,688	67,291	66,493
Effect of potentially dilutive securities	—	1	—	—
Weighted-average shares outstanding — Diluted	67,406	66,689	67,291	66,493
Net income (loss) per common share — Diluted	$(0.10)	$0.16	$(0.06)	$0.14

The computation of diluted net income (loss) per share does not include 697 and 2,787 options to acquire shares of common stock for the three months ended September 30, 2021 and September 30, 2020, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

The computation of diluted net income (loss) per share does not include 254 and 2,954 options to acquire shares of common stock for the six months ended September 30, 2021 and September 30, 2020, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

13. Share-Based Awards

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2021, there were 84,200 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, (the “Amended 2015 Plan”), to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2021, there were 1,618,864 outstanding options, 1,815,406 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 1,506,567 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the board of directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of September 30, 2021, there were 1,037,614 outstanding shares of restricted stock awards, 450,000 outstanding performance stock unit awards, and 12,386 shares available for future grant under the Inducement Plan.

Stock Options

The following table summarizes the stock option transactions during the six months ended September 30, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2021	2,791,084	$14.47	3.7	$10,303
Exercised	(1,010,700)	13.41	3.2	1,618
Forfeited/Canceled	(20,820)	21.08	4.7
Expired	(56,500)	18.85
Outstanding, September 30, 2021	1,703,064	$14.88	3.4	$309
Vested and expected to vest, September 30, 2021	1,671,176	$14.87	3.4	$309
Exercisable, September 30, 2021	1,502,682	$14.85	3.2	$307

Share-based compensation expense related to stock options was $290 and $627 for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense related to stock options was $999 and $1,359 for the six months ended September 30, 2021 and 2020, respectively.

Non-vested stock option award activity during the six months ended September 30, 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2021	459,339	$5.96
Vested	(248,957)	5.87
Forfeited/Canceled	(10,000)	8.74
Outstanding, September 30, 2021	200,382	$5.94

As of September 30, 2021, $386 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.3 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the six months ended September 30, 2021 and 2020 was $1,461 and $1,771, respectively.

Restricted Stock Awards

Restricted stock awards activity during the six months ended September 30, 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2021	2,263,569	$14.58
Granted	1,605,649	15.46
Vested	(871,842)	14.98
Canceled	(144,356)	14.74
Outstanding, September 30, 2021	2,853,020	$14.95

Share-based compensation expense related to restricted stock awards was $3,889 and $4,150 for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense related to restricted stock awards was $10,347 and $8,189 for the six months ended September 30, 2021 and 2020, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of September 30, 2021, $35,632 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.3 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

Performance Stock Units and Awards

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards tied to the revenue and adjusted earnings per share goals was not significant. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $63 and $114 for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense related to the performance stock unit awards was a benefit of $375 for the six months ended September 30, 2021 primarily due to cancellation of awards associated with the departure of our former Chief Executive Officer. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $229 for the six months ended September 30, 2020.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $226 and $344 for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense related to the performance stock unit awards was a benefit of $231 for the six months ended September 30, 2021 primarily due to cancellation of awards associated with the resignation of our former Chief Executive Officer. Share-based compensation expense related to the performance stock unit awards was $625 for the six months ended September 30, 2020.

On October 26, 2020, the Compensation Committee of the Board approved 408,861 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified.  Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance will be modified for cumulative 3-year TSR on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.25 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $575 and $514 for the three and six months ended September 30, 2021, respectively.

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. Share-based compensation expense related to the performance stock unit award was $50 for the three months ended September 30, 2021.

As of September 30, 2021, $9,577 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.4 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of September 30, 2021, we have issued 824,267 shares under the Purchase Plan and 3,175,733 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $129 and $140 for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense recorded for the employee share purchase plan was $330 and $304 for the six months ended September 30, 2021 and 2020, respectively.

14. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at September 30, 2021. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Trial commenced on July 6, 2021. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein has filed a Motion for New Trial, which the Court has not yet addressed.

Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. Following briefing and a hearing at the liability phase of the arbitration, the arbitrator held that Hussein is entitled to indemnification for “expenses” (as that term is defined in Hussein’s indemnification agreement with NextGen) incurred in defense of NextGen’s cross-complaint against him. The arbitrator reserved all other claims related to costs and damages for a second phase of the arbitration. On June 10, 2021, the arbitrator heard arguments on the quantum of indemnifiable expenses. On September 2, 2021, the arbitrator awarded Hussein indemnification for fees and costs incurred defending the cross-complaint. After trebling the fees incurred pursuant to Hussein’s supplemental agreement with his attorneys, and adding in interest and costs, the arbitrator calculated that the Company owes Mr. Hussein $11,370 in indemnification, which we subsequently paid on September 30, 2021.

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, (c) the software code used in certifying our EHR software and information, and (d) payments provided for the referral of EHR business. We continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

16. Restructuring Plan

In the six months ended September 30, 2021 and 2020, we recorded restructuring costs of $539 and $2,562, respectively, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our condensed consolidated statements of net income (loss) and comprehensive income (loss). These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs for the three months ended September 30, 2021 have been substantially paid.

17. Subsequent Events

On October 13, 2021, we announced the results of our annual shareholders’ meeting, including the approval of, among other items, the amendment and restatement of the Amended 2015 Plan.

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

Our longstanding success in the ambulatory market has enabled us to build significant expertise across many relevant disciplines that our clients actively request. We partner with our clients to operate and optimize their IT systems and operations, enhance revenue cycle processes, service line expansion and operations, as well as advise on long-term strategy.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income for the three and six months ended September 30, 2021 and 2020 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Recurring	90.8%	89.8%	90.7%	90.5%
Software, hardware, and other non-recurring	9.2	10.2	9.3	9.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	38.3	37.8	38.7	38.1
Software, hardware, and other non-recurring	5.1	4.3	5.1	4.5
Amortization of capitalized software costs and acquired intangible assets	5.3	7.1	5.4	7.3
Total cost of revenue	48.7	49.2	49.2	50.0
Gross profit	51.3	50.8	50.8	50.0
Operating expenses:
Selling, general and administrative	42.8	30.0	38.0	30.5
Research and development costs, net	12.4	12.6	12.8	13.3
Amortization of acquired intangible assets	0.6	0.8	0.6	0.8
Impairment of assets	0.8	0.0	0.5	0.0
Restructuring costs	0.0	0.0	0.2	0.9
Total operating expenses	56.6	43.4	52.2	45.6
Income (loss) from operations	(5.3)	7.4	(1.4)	4.5
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.2)	(0.8)	(0.2)	(0.8)
Other expense, net	0.0	0.0	0.0	0.0
Income (loss) before provision for (benefit of) income taxes	(5.5)	6.5	(1.6)	3.7
Provision for (benefit of) income taxes	(1.0)	(0.9)	(0.3)	0.1
Net income (loss)	(4.5)%	7.5%	(1.3)%	3.6%

Revenues

The following table presents our disaggregated revenues for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Recurring revenues:
Subscription services	$41,139	$36,867	$79,423	$72,227
Support and maintenance	39,004	38,076	77,490	76,623
Managed services	29,506	26,218	58,937	48,711
Electronic data interchange and data services	25,960	24,530	52,140	47,652
Total recurring revenues	135,609	125,691	267,990	245,213

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,068	8,014	15,282	12,754
Other non-recurring services	5,609	6,297	12,098	12,914
Total software, hardware and other non-recurring revenues	13,677	14,311	27,380	25,668

Total revenues	$149,286	$140,002	$295,370	$270,881

Recurring revenues as a percentage of total revenues	90.8%	89.8%	90.7%	90.5%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended September 30, 2021 increased $9.3 million compared to the prior year period due to a $9.9 million increase in recurring revenues, partially offset by a $0.6 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $4.3 million increase in subscription services, $3.3 million increase in managed services, $1.4 million increase in EDI and data services, and a $0.9 million increase in support and maintenance. The increase in subscription services was primarily due to higher subscriptions of our mobile platform associated with higher recent bookings, growth in subscriptions of our telehealth solutions, which benefited from higher demand driven by the COVID-19 pandemic, plus increases in revenue from our core NextGen Enterprise, NextGen Office, financial analytics, and connected health and interoperability subscriptions due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in revenue cycle management revenues from higher patient volumes and billings compared to the prior year, which was negatively impacted by the COVID-19 pandemic, as well as an increase in hosting services associated with higher recent bookings. EDI and data services increased due to higher patient and transaction volumes compared to the prior year, which was also negatively impacted by the COVID-19 pandemic. Support and maintenance increased primarily due to annual CPI increases, partially offset by client attrition. The decrease in software, hardware, and other non-recurring revenues was primarily driven by lower professional services revenue as less professional services projects and hours were completed compared to the prior year.

Consolidated revenue for the six months ended September 30, 2021 increased $24.5 million compared to the prior year period due to a $22.8 million increase in recurring revenues, and a $1.7 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $10.2 million increase in managed services, $7.2 million increase in subscription services, $4.5 million in EDI and data services, and a $0.9 million increase in support and maintenance. The increase in managed services revenue was primarily due to an increase in revenue cycle management revenues from higher patient volumes and billings compared to the prior year, which was negatively impacted by the COVID-19 pandemic. The increase in subscription services was primarily due to growth in subscriptions associated with our telehealth platforms driven by the COVID-19 pandemic, increases in subscriptions of our mobile platform, NextGen Office solutions, connected health and interoperability solutions, and financial analytics revenues. EDI and data services increased due to higher patient and transaction volumes compared to the prior year, which was also negatively impacted by the COVID-19 pandemic. The increase in software, hardware, and other non-recurring services revenues was due to an increase of $2.5 million in software license and hardware revenue resulting from higher bookings and sales volume, partially offset by a $0.8 million decrease in other non-recurring services related to completion of less professional services projects and hours compared to the prior year.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings if applicable, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $39.1 million and $31.2 million for the three months ended September 30, 2021 and 2020, respectively. The increase is due to higher bookings of non-recurring services, higher RCM and managed cloud services bookings, and higher bookings of our mobile, transcription, and other recurring services, partially offset by lower bookings associated with our telehealth platform, which had benefited from the onset of the COVID-19 pandemic in the prior year.

Total bookings were $73.4 million and $56.8 million for the six months ended September 30, 2021 and 2020, respectively. The increase is due to higher bookings of software and non-recurring services, higher bookings of revenue cycle management, and higher bookings of our mobile, transcription, and other recurring services, partially offset by lower bookings associated with our telehealth platform, which had benefited from the onset of the COVID-19 pandemic in the prior year.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue:
Recurring	$57,119	$52,906	$114,279	$103,335
Software, hardware, and other non-recurring	7,610	6,083	15,107	12,124
Amortization of capitalized software costs and acquired intangible assets	7,969	9,961	16,053	19,860
Total cost of revenue	$72,698	$68,950	$145,439	$135,319

Gross profit	$76,588	$71,052	$149,931	$135,562
Gross margin %	51.3%	50.8%	50.8%	50.0%

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

Share-based compensation expense included in cost of revenue was $0.6 million for both the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense included in cost of revenue was $1.1 million and $1.0 million for the six months ended September 30, 2021 and 2020, respectively.

Gross profit for the three months ended September 30, 2021 increased $5.5 million compared to the prior year due to a $9.3 million increase in revenues as discussed above, offset by a $3.7 million increase in cost of revenue associated with the higher revenues. Our gross margin increased to 51.3% for the three months ended September 30, 2021 compared to 50.8% in the prior year driven largely by lower amortization of capitalized software costs and acquired intangible assets.

Gross profit for the six months ended September 30, 2021 increased $14.4 million compared to the prior year period due to a $24.5 million increase in revenues as discussed above, offset by a $10.1 million increase in cost of revenue associated with the higher revenues. Our gross margin increased to 50.8% for the six months ended September 30, 2021 compared to 50.0% in the prior year driven largely by lower amortization of capitalized software costs and acquired intangible assets.

The increase in cost of revenue for the three and six months ended September 30, 2021 compared to the prior year periods was due to higher cost of subscription services and managed services associated with higher revenues, higher salaries and benefits from increased employee headcount, and higher hosting costs. EDI costs also increased due to higher transaction volume. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated to the delivery of our professional services. These increases in cost of revenue was partially offset by lower amortization of capitalized software costs and acquired intangible assets, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Selling, general and administrative	$63,891	$41,950	$112,377	$82,687
Selling, general and administrative, as a percentage of revenue	42.8%	30.0%	38.0%	30.5%

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

Share-based compensation expense included in selling, general and administrative expenses was $3.6 million and $3.8 million for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense included in selling, general and administrative expenses was $8.4 million and $7.9 million for the six months ended September 30, 2021 and 2020, respectively. Refer to Note 13, "Share-Based Awards" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $21.9 million and $29.7 million for the three and six months ended September 30, 2021, respectively, compared to the prior year. These increases were primarily due to increased legal fees associated with our shareholder disputes and related matters, including the $11.4 million payment related to the indemnification of certain expenses as discussed in Note 15, “Commitments, Guarantees and Contingencies,” of which approximately $3.5 million was previously accrued in the prior quarter based on our best available information and $7.9 million recorded in the three months ended September 30, 2021 and approximately $7.4 million of incremental proxy contest expenses associated with our annual shareholders’ meeting as discussed further in Note 17, “Subsequent Events,” increases in annual bonus expense and other personnel costs, including costs of our 401(k) employer match that was temporarily suspended in the prior year as a cost-savings measure after the onset of the COVID-19 pandemic; increase in travel and conferences costs as these activities begin to resume at moderate levels; and higher consulting costs. These increases were partially offset by decreases in facilities and depreciation costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Gross expenditures	$24,693	$24,163	$49,552	$47,997
Capitalized software costs	(6,175)	(6,471)	(11,713)	(12,083)
Research and development costs, net	$18,518	$17,692	$37,839	$35,914

Research and development costs, as a percentage of revenue	12.4%	12.6%	12.8%	13.3%
Capitalized software costs as a percentage of gross expenditures	25.0%	26.8%	23.6%	25.2%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our condensed consolidated statements of net income (loss) and comprehensive income (loss), and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 8, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $1.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively. Share-based compensation expense included in research and development costs was $2.2 million and $1.9 million for the six months ended September 30, 2021 and 2020, respectively.

Net research and development costs for the three months ended September 30, 2021 increased $0.8 million compared to the prior year period due to $0.5 higher gross expenditures and $0.3 million lower capitalization of software costs.

Net research and development costs for the six months ended September 30, 2021 increased $1.9 million compared to the prior year period due to $1.5 million higher gross expenditures and $0.4 million lower capitalization of software costs.

The increase in gross expenditures in the three and six months ended September 30, 2021 compared to the prior year was primarily driven by higher consulting costs, increases in annual bonus expense and other personnel costs, including costs of our 401(k) employer match that was temporarily suspended in the prior year as a cost-savings measure after the onset of the COVID-19 pandemic, and higher internal hosting costs, partially offset by lower salaries and wages due to lower employee headcount. Capitalization of software costs decreased in the three and six months ended September 30, 2021 compared to the prior year periods due to several projects going live in the current period. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Amortization of acquired intangible assets	$881	$1,112	$1,762	$2,224

Amortization of acquired intangible assets included in operating expense consists of the amortization related to our customer relationships and trade names intangible assets acquired as part of our business combinations. Refer to Note 7, "Intangible Assets" of our notes to condensed consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the three and six months ended September 30, 2021 decreased $0.2 million and $0.5 million, respectively compared to the prior year periods due to lower amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion as these assets are amortized under the accelerated method of amortization.

Restructuring Costs and Impairment of Assets

In the six months ended September 30, 2021 and 2020, we recorded restructuring costs of $0.5 million and $2.6 million, respectively, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our condensed consolidated statements of net income (loss) and comprehensive income (loss).

In the three and six months ended September 30, 2021, we vacated portions of certain leased locations and recorded impairments of $1.2 million and $1.6 million, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine, CA and Fairport, NY based on projected sublease rental income and estimated sublease commencement dates.

Interest and Other Income and Expense

The following table presents our interest expense for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Interest income	$17	$12	$29	$18
Interest expense	(320)	(1,135)	(637)	(2,242)
Other expense, net	(12)	(18)	(34)	(2)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense is primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of September 30, 2021, we had no outstanding balances under the revolving credit agreement, compared to $64.0 million outstanding as of September 30, 2020. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three and six months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Provision for (benefit of) income taxes	(1,441)	$(1,298)	$(882)	$318
Effective tax rate	17.5%	(14.2)%	18.4%	3.2%

The increases in the effective tax rates for the three and six months ended September 30, 2021 compared to the prior period was primarily due to a net decrease of the research and development credit, foreign rate differential benefit, and higher nondeductible officer compensation.

Net Income

The following table presents our net income (in thousands) and net income per share and for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(6,771)	$10,455	$(3,923)	$9,631
Net income (loss) per share:
Basic	$(0.10)	$0.16	$(0.06)	$0.14
Diluted	$(0.10)	$0.16	$(0.06)	$0.14

As a result of the foregoing changes in revenue and expense, net income for the three months ended September 30, 2021 decreased $17.2 million compared to the prior year period.

As a result of the foregoing changes in revenue and expense, net income for the six months ended September 30, 2021 decreased $13.6 million compared to the prior period.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Cash and cash equivalents	$75,303	$103,440
Unused portion of revolving credit agreement (1)	300,000	236,000
Total liquidity	$375,303	$339,440

Net income (loss)	$(3,923)	$9,631
Net cash provided by operating activities	$20,479	$48,032

(1)	As of September 30, 2021, we had no outstanding loans under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of September 30, 2021 and March 31, 2021 compared to $64.0 million as of September 30, 2020. Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents balance as of September 30, 2021, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

During the challenging and uncertain period brought on by the initial phases of the COVID-19 pandemic in the prior year, we had proactively strengthened our cash position by increasing the outstanding borrowings under our revolving credit agreement as of September 30, 2020, which was subsequently repaid based on the reassessment of our short-term cash flow and working capital requirements. We have no outstanding borrowings under our revolving credit agreement as of September 30, 2021.

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

Cash and Cash Equivalents

As of September 30, 2021, our cash and cash equivalents balance of $75.3 million compares to $73.3 million as of March 31, 2021 and $103.4 million as of September 30, 2020.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Net income (loss)	$(3,923)	$9,631
Non-cash expenses	39,574	42,991
Cash from net income, as adjusted	$35,651	$52,622
Change in contract assets and liabilities, net	(412)	(10,825)
Change in accounts receivable	4,874	3,505
Change in all other assets and liabilities	(19,634)	2,730
Net cash provided by operating activities	$20,479	$48,032

For the six months ended September 30, 2021, cash provided by operating activities decreased $27.6 million compared to the prior year period, primarily due to decreases of $22.4 million in changes in other assets and liabilities and $17.0 million lower cash from net income, as adjusted for non-cash expenses, including the $11.4 million of incremental costs related to the indemnification of certain expenses as discussed in Note 15, “Commitments, Guarantees and Contingencies,” that was paid and impacted net income in the six months ended September 30, 2021 and the $7.4 million of incremental proxy contest expenses associated with our annual shareholders’ meeting as discussed further in Note 17, “Subsequent Events;” partially offset by increases of $10.4 million from net changes in contract assets and liabilities and $1.4 million increases from changes in accounts receivable.

The decrease in cash from net changes in other assets and liabilities is primarily due to higher payments of cash incentive bonuses compared to the prior year due to a higher rate of bonus achievement and an increase in income tax receivable.  These decreases were partially offset by an increase in accruals for proxy contest expenses and an increase in cash from changes in accounts payable due to timing of invoice payments. Net income for the six months decreased $13.6 million compared to the prior year period, as described in the “Net Income” section above. Non-cash expenses decreased primarily due to lower amortization of intangible assets. The increase in cash from changes in net contract assets and liabilities was primarily due to higher subscriptions invoicing associated with higher bookings and sales volume. Accounts receivable balances continue to decrease from our efforts to collect and resolve aged balances, resulting in a corresponding increase in cash provided by operating activities of $4.9 million and $3.5 million in the six months ended September 30, 2021 and 2020, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2021 was $13.4 million compared with $13.1 million in the prior year period. The increase in net cash used in investing activities is primarily due to higher additions in equipment and improvements, partially offset by lower additions to capitalized software and payments of acquisition related working capital adjustments in the prior period.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2021 was $4.1 million compared with $66.5 million cash used in financing activities in the prior year period. The decrease in cash used in financing activities is primarily due to net principal repayments of $65.0 million on our revolving credit agreement in six months ended September 30, 2020, partially offset by higher payments for taxes related to net share settlement of equity awards in the six months ended September 30, 2021.

Contractual Obligations

We have minimum purchase commitments of $36.2 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at September 30, 2021 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2022 (remaining six months)	2023	2024	2025	2026	2027 and beyond
Operating lease obligations	$16,216	$3,542	$5,017	$4,137	$2,486	$1,034	$—
Remaining lease obligations for vacated properties (1)	11,338	4,311	3,266	2,200	1,338	223	—
Total	$27,554	$7,853	$8,283	$6,337	$3,824	$1,257	$—

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Cary, Brentwood, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, St. Louis and Fairport, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 6, “Leases” and Note 17, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $0.9 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of September 30, 2021 was $7.3 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

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

As of September 30, 2021, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of September 30, 2021, we had no outstanding loans under our revolving credit agreement. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of September 30, 2021, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Separately, Hussein has issued an arbitration demand seeking indemnification for the fees he incurred defending against our cross-complaint. Following briefing and a hearing at the liability phase of the arbitration, the arbitrator held that Hussein is entitled to indemnification for “expenses” (as that term is defined in Hussein’s indemnification agreement with NextGen) incurred in defense of NextGen’s cross-complaint against him. The arbitrator reserved all other claims related to costs and damages for a second phase of the arbitration. On June 10, 2021, the arbitrator heard arguments on the quantum of indemnifiable expenses. On September 2, 2021, the arbitrator awarded Hussein indemnification for fees and costs incurred defending the cross-complaint. After trebling the fees incurred pursuant to Hussein’s supplemental agreement with his attorneys, and adding in interest and costs, the arbitrator calculated that the Company owes Mr. Hussein $11.4 million in indemnification, which we subsequently paid on September 30, 2021.

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, (c) the software code used in certifying our EHR software and information, and (d) payments provided for the referral of EHR business. We continue to cooperate in this investigation. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

ITEM 1A.	RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 13, 2021, by and between NextGen Healthcare, Inc., a California corporation, and NextGen Healthcare, Inc., a Delaware corporation.		8-K	2.1	19-Oct-21

3.1	Certificate of Incorporation of NextGen Healthcare, Inc., a Delaware corporation.		8-K	3.1	19-Oct-21

3.2	Bylaws of NextGen Healthcare, Inc., a Delaware corporation.		8-K	3.2	19-Oct-21

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	4.1	27-May-21

5.1	Opinion of Latham & Watkins LLP		S-8	5.1	21-Sept-21

10.1	NextGen Healthcare, Inc. Amended and Restated 2015 Equity Incentive Plan.		8-K	10.1	19-Oct-21

10.2	NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.1	21-Sept-21

10.3	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.2	21-Sept-21

10.4	Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement pursuant to the NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.3	21-Sept-21

10.5	Employment Agreement, dated as of September 18, 2021, between David Sides and NextGen Healthcare, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP		S-8	23.1	21-Sept-21

23.2	Consent of Latham & Watkins LLP (included in Exhibit 5.1 hereto)		S-8	23.3	21-Sept-21

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: October 28, 2021	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: October 28, 2021	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: October 28, 2021	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)