Form 10-Q
period 2021-12-31
NEXTGEN HEALTHCARE, INC.
filed 2022-01-26
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of outstanding shares of the Registrant’s common stock as of January 21, 2022 was 66,864,899 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,429	$73,295
Restricted cash and cash equivalents	4,921	5,280
Accounts receivable, net	70,080	77,541
Contract assets	24,246	19,481
Income taxes receivable	6,966	765
Prepaid expenses and other current assets	30,098	31,282
Total current assets	185,740	207,644
Equipment and improvements, net	10,818	14,539
Capitalized software costs, net	41,719	41,474
Operating lease assets	13,047	18,446
Deferred income taxes, net	19,439	19,474
Contract assets, net of current	1,997	1,976
Intangibles, net	27,402	36,700
Goodwill	267,212	267,212
Other assets	37,960	37,021
Total assets	$605,334	$644,486
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,232	$11,378
Contract liabilities	54,879	52,863
Accrued compensation and related benefits	42,019	50,374
Income taxes payable	405	584
Operating lease liabilities	8,437	12,735
Other current liabilities	49,436	52,699
Total current liabilities	170,408	180,633
Deferred compensation	7,671	6,620
Operating lease liabilities, net of current	12,781	18,453
Other noncurrent liabilities	3,331	7,136
Total liabilities	194,191	212,842
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; issued and outstanding 66,865 and 67,069 shares at December 31, 2021 and March 31, 2021, respectively	690	671
Treasury stock, at cost, 2,170 shares at December 31, 2021	(35,874)	—
Additional paid-in capital	318,356	304,263
Accumulated other comprehensive loss	(1,933)	(1,924)
Retained earnings	129,904	128,634
Total shareholders' equity	411,143	431,644
Total liabilities and shareholders' equity	$605,334	$644,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Recurring	$134,496	$128,243	$402,486	$373,456
Software, hardware, and other non-recurring	15,225	13,509	42,605	39,177
Total revenues	149,721	141,752	445,091	412,633
Cost of revenue:
Recurring	58,033	54,204	172,312	157,539
Software, hardware, and other non-recurring	7,978	6,800	23,085	18,924
Amortization of capitalized software costs and acquired intangible assets	8,193	9,320	24,246	29,180
Total cost of revenue	74,204	70,324	219,643	205,643
Gross profit	75,517	71,428	225,448	206,990
Operating expenses:
Selling, general and administrative	47,238	48,972	159,615	131,659
Research and development costs, net	19,390	18,197	57,229	54,111
Amortization of acquired intangible assets	881	1,112	2,643	3,336
Impairment of assets	—	2,215	1,577	2,215
Restructuring costs	—	—	539	2,562
Total operating expenses	67,509	70,496	221,603	193,883
Income from operations	8,008	932	3,845	13,107
Interest income	50	9	79	27
Interest expense	(321)	(631)	(958)	(2,873)
Other expense, net	(9)	(15)	(43)	(17)
Income before provision for (benefit of) income taxes	7,728	295	2,923	10,244
Provision for (benefit of) income taxes	2,535	(169)	1,653	149
Net income	$5,193	$464	$1,270	$10,095
Other comprehensive income:
Foreign currency translation, net of tax	(21)	171	(9)	260
Comprehensive income	$5,172	$635	$1,261	$10,355
Net income per share:
Basic	$0.08	$0.01	$0.02	$0.15
Diluted	$0.08	$0.01	$0.02	$0.15
Weighted-average shares outstanding:
Basic	67,958	66,943	67,514	66,644
Diluted	68,167	67,140	67,851	66,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended December 31, 2021
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, March 31, 2021	67,069	$671	$-	$304,263	$128,634	$(1,924)	$431,644
Common stock issued under stock plans, net of shares withheld for taxes	293	3	—	(2,301)	—	—	(2,298)
Stock-based compensation	—	—	—	6,412	—	—	6,412
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	2,848	—	2,848
Balance, June 30, 2021	67,362	674	—	308,374	131,482	(1,962)	438,568
Common stock issued under stock plans, net of shares withheld for taxes	1,032	10	—	(1,804)	—	—	(1,794)
Stock-based compensation	—	—	—	5,223	—	—	5,223
Components of other comprehensive income (loss):
Translation adjustments	—	—	—	—	—	50	50
Net income (loss)	—	—	—	—	(6,771)	—	(6,771)
Balance, September 30, 2021	68,394	684	—	311,793	124,711	(1,912)	435,276
Common stock issued under stock plans, net of shares withheld for taxes	641	6		(487)	—	—	(481)
Stock-based compensation	—	—	—	7,050	—	—	7,050
Repurchase of common stock(1)	(2,170)	—	(35,874)	—	—	—	(35,874)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(21)	(21)
Net income	—	—	—	—	5,193	—	5,193
Balance, December 31, 2021	66,865	$690	$(35,874)	$318,356	$129,904	$(1,933)	$411,143

(1)Weighted-average repurchase price (dollars per share) for the three months ended December 31, 2021 was $16.53.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended December 31, 2020
			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	$661	$282,857	$119,119	$(2,143)	$400,494
Common stock issued under stock plans, net of shares withheld for taxes	535	6	(1,414)	—	—	(1,408)
Stock-based compensation	—	—	5,393	—	—	5,393
Components of other comprehensive income (loss):
Translation adjustments	—	—	—	—	(13)	(13)
Net income (loss)	—	—	—	(824)	—	(824)
Balance, June 30, 2020	66,669	667	286,836	118,295	(2,156)	403,642
Common stock issued under stock plans, net of shares withheld for taxes	65	—	(45)	—	—	(45)
Stock-based compensation	—	—	5,437	—	—	5,437
Components of other comprehensive income:
Translation adjustments	—	—	—	—	102	102
Net income	—	—	—	10,455	—	10,455
Balance, September 30, 2020	66,734	667	292,228	128,750	(2,054)	419,591
Common stock issued under stock plans, net of shares withheld for taxes	268	3	(450)	—	—	(447)
Stock-based compensation	—	—	5,933	—	—	5,933
Components of other comprehensive income:
Translation adjustments	—	—	—	—	171	171
Net income	—	—	—	464	—	464
Balance, December 31, 2020	67,002	$670	$297,711	$129,214	$(1,883)	$425,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,270	$10,095
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	17,592	14,828
Amortization of debt issuance costs	381	532
Amortization of other intangibles	9,298	17,688
Change in fair value of contingent consideration	7	75
Deferred income taxes	35	(42)
Depreciation	5,406	6,088
Excess tax deficiency from share-based compensation	834	870
Impairment of assets	1,577	2,215
Loss on disposal of equipment and improvements	77	27
Non-cash operating lease costs	4,455	5,153
Provision for bad debts	1,142	2,044
Share-based compensation	18,685	16,763
Changes in assets and liabilities:
Accounts receivable	6,319	1,221
Contract assets	(4,786)	(4,058)
Accounts payable	3,592	(2,795)
Contract liabilities	2,016	(8,131)
Accrued compensation and related benefits	(8,355)	16,210
Income taxes	(7,214)	(3,494)
Deferred compensation	1,051	1,324
Operating lease liabilities	(10,062)	(10,043)
Other assets and liabilities	(6,684)	9,408
Net cash provided by operating activities	36,636	75,978
Cash flows from investing activities:
Additions to capitalized software costs	(17,837)	(18,914)
Additions to equipment and improvements	(2,037)	(1,546)
Acquisition related working capital adjustment payments	—	(206)
Net cash used in investing activities	(19,874)	(20,666)
Cash flows from financing activities:
Proceeds from line of credit	—	50,000
Repayments on line of credit	—	(150,000)
Proceeds from issuance of shares under employee plans	877	1,997
Repurchase of common stock	(35,874)	—
Payment of contingent consideration related to acquisitions	(540)	—
Payments for taxes related to net share settlement of equity awards	(5,450)	(3,897)
Net cash used in financing activities	(40,987)	(101,900)
Net decrease in cash, cash equivalents, and restricted cash	(24,225)	(46,588)
Cash, cash equivalents, and restricted cash at beginning of period	78,575	140,319
Cash, cash equivalents, and restricted cash at end of period	$54,350	$93,731

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,182	$2,896
Cash refunds from income taxes	119	129
Cash paid for interest	382	2,375
Cash paid for amounts included in the measurement of operating lease liabilities	10,861	11,561
Operating lease assets obtained in exchange for operating lease liabilities	197	3,107
Accrued purchases of equipment and improvements	262	91

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of December 31, 2021 and for the three and nine months ended December 31, 2021 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”).  Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU 2016-10, Revenue from Contracts with Customers (Topic 606), at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period.  ASU 2021-08 is effective for us in the first quarter of fiscal 2024. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our condensed consolidated financial statements, which will also depend on the magnitude of any potential future business combinations.

We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

2. Revenue from Contracts with Customers

Revenue Recognition and Performance Obligations

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, EDI and data services, and other non-recurring services, including implementation, training, and consulting services. Our contracts with customers may include multiple performance obligations that consist of various combinations of our software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Recurring revenues:
Subscription services	$41,158	$37,958	$120,581	$110,185
Support and maintenance	38,246	37,914	115,736	114,537
Managed services	28,861	27,395	87,798	76,106
Electronic data interchange and data services	26,231	24,976	78,371	72,628
Total recurring revenues	134,496	128,243	402,486	373,456

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,920	7,908	24,202	20,662
Other non-recurring services	6,305	5,601	18,403	18,515
Total software, hardware and other non-recurring revenues	15,225	13,509	42,605	39,177

Total revenues	$149,721	$141,752	$445,091	$412,633

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

Electronic data interchange and data services. Performance obligations related to EDI and data services and other transaction processing services are satisfied at the point in time the services are rendered or delivered. The transfer of control occurs when the data services and transaction processing services are delivered and the customer receives the benefits from the services provided.

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $563,000, of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 51% over the next 12 months, and the remainder thereafter.

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

During the three months ended December 31, 2021 and 2020, we recognized $17,672 and $17,469, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods. During the nine months ended December 31, 2021 and 2020, we recognized $53,060 and $57,614, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $30,746 as of December 31, 2021, of which $10,926 is classified as current and included as prepaid expenses and other current assets and $19,820 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended December 31, 2021 and 2020, we recognized $3,134 and $3,069, respectively, of commissions expense. During the nine months ended December 31, 2021 and 2020, we recognized $8,694 and $7,946, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for doubtful accounts are reported as a component of accounts receivable as summarized below:

	December 31, 2021	March 31, 2021
Accounts receivable, gross	$74,084	$81,746
Allowance for doubtful accounts	(4,004)	(4,205)
Accounts receivable, net	$70,080	$77,541

The following table represents the changes in the allowance for doubtful accounts, as of and for the three months ended December 31, 2021:

Balance as of September 30, 2021	$(3,653)
Additions charged to costs and expenses	(463)
Deductions	112
Balance as of December 31, 2021	$(4,004)

The following table represents the changes in the allowance for doubtful accounts, as of and for the nine months ended December 31, 2021:

Balance as of March 31, 2021	$(4,205)
Additions charged to costs and expenses	(1,142)
Deductions	1,343
Balance as of December 31, 2021	$(4,004)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021 and March 31, 2021:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$49,429	$49,429	$—	$—
Restricted cash and cash equivalents	4,921	4,921	—	—
	$54,350	$54,350	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$—	$—	$—	$—
	$—	$—	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$73,295	$73,295	$—	$—
Restricted cash and cash equivalents	5,280	5,280	—	—
	$78,575	$78,575	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

(1)	Cash equivalents consist primarily of money market funds.

There are no assets or liabilities accounted for utilizing unobservable inputs (Level 3).The following table presents activity in our financial assets and liabilities measured at fair value using significant other observable inputs (Level 2), as of December 31, 2021:

Balance at March 31, 2021	$533
Fair value adjustments	7
Payment of Topaz contingent consideration	(540)
Balance at December 31, 2021	$—

During the three months ended December 31, 2021, we recorded a fair value adjustment of $7 for the contingent consideration liability related to the acquisition of Topaz Information Systems, LLC based on actual earnout achievement. The contingent consideration liability of $540 was fully settled as of December 31, 2021.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income. Total operating lease costs were $1,590 and $2,568 for the three months ended December 31, 2021 and 2020, respectively. Total operating lease costs were $5,139 and $7,103 for the nine months ended December 31, 2021 and 2020, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease costs	$1,451	$2,118	$4,886	$6,302
Short-term lease costs	—	6	8	19
Variable lease costs	243	568	604	1,154
Less: Sublease income	(104)	(124)	(359)	(372)
Total operating lease costs	$1,590	$2,568	$5,139	$7,103

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,947	$5,297	$10,861	$11,561
Operating lease assets obtained in exchange for operating lease liabilities	—	—	197	3,107

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2022 and 2026. As of December 31, 2021, our operating leases had a weighted average remaining lease term of 2.8 years and a weighted average discount rate of 3.7%. Future minimum aggregate lease payments under operating leases as of December 31, 2021 are summarized as follows:

For the year ended March 31,
2022 (remaining three months)	$2,905
2023	8,283
2024	6,338
2025	3,824
2026	1,257
Total future lease payments	22,607
Less interest	(1,389)
Total lease liabilities	$21,218

In the nine months ended December 31, 2021, we vacated portions of certain leased locations and recorded impairments of $1,577 to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine, CA and Fairport, NY based on projected sublease rental income and estimated sublease commencement dates. The impairment analysis was performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

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

We have not identified any events or circumstances as of December 31, 2021 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of December 31, 2021 and March 31, 2021 was $267,212.

7. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(28,955)	(104)	(31,989)	(61,048)
Net intangible assets	$10,245	$146	$17,011	$27,402

	March 31, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$91,500	$130,950
Accumulated amortization	(26,349)	(67)	(67,834)	(94,250)
Net intangible assets	$12,851	$183	$23,666	$36,700

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $881 and $1,112 for the three months ended December 31, 2021 and 2020, respectively. Amortization expense related to software technology recorded as cost of revenue was $2,218 and $4,344 for the three months ended December 31, 2021 and 2020, respectively.

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $2,643 and $3,336 for the nine months ended December 31, 2021 and 2020, respectively. Amortization expense related to software technology recorded as cost of revenue was $6,654 and $14,352 for the nine months ended December 31, 2021 and 2020, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2021:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2022 (remaining three months)	$881	$2,218	$3,099
2023	2,820	5,154	7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027 and beyond	1,188	242	1,430
Total	$10,391	$17,011	$27,402

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2021	March 31, 2021
Gross carrying amount	$103,411	$96,908
Accumulated amortization	(61,692)	(55,434)
Net capitalized software costs	$41,719	$41,474

Amortization expense related to capitalized software costs was $5,975 and $4,975 for the three months ended December 31, 2021 and 2020, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

Amortization expense related to capitalized software costs was $17,592 and $14,828 for the nine months ended December 31, 2021 and 2020, respectively.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2021. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2022 (remaining three months)	$7,400
2023	20,700
2024	9,600
2025	3,500
2026	519
Total	$41,719

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

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of December 31, 2021.

As of December 31, 2021 and March 31, 2021, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $194 and $452 for the three months ended December 31, 2021 and 2020, respectively. Amortization of deferred debt issuance costs was $127 and $177 for the three months ended December 31, 2021 and 2020, respectively.

Interest expense related to the Credit Agreement was $577 and $2,308 for the nine months ended December 31, 2021 and 2020, respectively. Amortization of deferred debt issuance costs was $381 and $532 for the nine months ended December 31, 2021 and 2020, respectively.

10. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$49,429	$73,295
Restricted cash and cash equivalents	4,921	5,280
Cash, cash equivalents, and restricted cash	$54,350	$78,575

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2021	March 31, 2021
Prepaid expenses	$18,482	$20,679
Capitalized commissions costs	10,926	9,399
Other current assets	690	1,204
Prepaid expenses and other current assets	$30,098	$31,282

Equipment and improvements are summarized as follows:

	December 31, 2021	March 31, 2021
Computer equipment	$36,335	$35,244
Internal-use software	18,836	18,174
Furniture and fixtures	10,714	11,555
Leasehold improvements	14,433	14,418
Equipment and improvements, gross	80,318	79,391
Accumulated depreciation and amortization	(69,500)	(64,852)
Equipment and improvements, net	$10,818	$14,539

Other assets are summarized as follows:

	December 31, 2021	March 31, 2021
Capitalized commission costs	$19,820	$19,104
Deposits	5,936	5,505
Debt issuance costs	2,133	2,521
Other noncurrent assets	10,071	9,891
Other assets	$37,960	$37,021

Accrued compensation and related benefits are summarized as follows:

	December 31, 2021	March 31, 2021
Accrued bonus	$20,891	$29,382
Accrued vacation	11,023	12,038
Deferred payroll taxes	6,088	3,817
Accrued commissions	3,473	4,628
Accrued payroll and other	544	509
Accrued compensation and related benefits	$42,019	$50,374

Other current and noncurrent liabilities are summarized as follows:

	December 31, 2021	March 31, 2021
Accrued hosting costs	$9,161	$6,158
Accrued employee benefits and withholdings	8,897	4,649
Sales returns reserves and other customer liabilities	6,083	9,449
Care services liabilities	4,921	5,280
Customer credit balances and deposits	4,257	4,638
Accrued consulting and outside services	3,541	3,002
Accrued self insurance expense	2,222	1,737
Accrued outsourcing costs	2,155	2,266
Accrued EDI expense	1,969	2,020
Accrued legal expense	1,902	6,302
Accrued royalties	722	3,125
Accrued taxes payable	550	586
Contingent consideration related to acquisitions	—	533
Other accrued expenses	3,056	2,954
Other current liabilities	$49,436	$52,699

Deferred payroll taxes	—	3,817
Uncertain tax positions	3,175	3,175
Other liabilities	156	144
Other noncurrent liabilities	$3,331	$7,136

11. Income Taxes

The provision for income taxes was $2,535 in the three months ended December 31, 2021, reflecting an effective tax rate of 32.8%. The benefit of income taxes was $169 in the three months ended December 31, 2020, reflecting an effective tax rate benefit of 57.3%.

The provision for income taxes in the nine months ended December 31, 2021 and 2020 was $1,653 and $149, respectively, reflecting an effective tax rate of 56.6% and 1.5%, respectively.

The increases in the effective tax rates for the three and nine months ended December 31, 2021 compared to the prior period was primarily due to a net decrease of the research and development credit, foreign rate differential benefit, and higher nondeductible officer compensation.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

We had unrecognized tax benefits of $4,644 and $4,426 related to various federal, state, and local income tax matters as of December 31, 2021 and March 31, 2021, respectively. The unrecognized benefits consisted of liabilities of $3,320 and $3,175 as of December 31, 2021 and March 31, 2021, respectively, and reserves against deferred tax assets of $1,325 and $1,251 as of December 31, 2021 and March 31, 2021, respectively. If recognized, this amount would reduce our effective tax rate.

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

12. Earnings per Share

The presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Earnings per share — Basic:
Net income	$5,193	$464	$1,270	$10,095
Weighted-average shares outstanding — Basic	67,958	66,943	67,514	66,644
Net income per common share — Basic	$0.08	$0.01	$0.02	$0.15

Earnings per share — Diluted:
Net income	$5,193	$464	$1,270	$10,095
Weighted-average shares outstanding	67,958	66,943	67,514	66,644
Effect of potentially dilutive securities	209	197	337	5
Weighted-average shares outstanding — Diluted	68,167	67,140	67,851	66,649
Net income per common share — Diluted	$0.08	$0.01	$0.02	$0.15

The computation of diluted net income per share does not include 410 and 806 options to acquire shares of common stock for the three months ended December 31, 2021 and December 31, 2020, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 428 and 2,585 options to acquire shares of common stock for the nine months ended December 31, 2021 and December 31, 2020, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

13. Stockholders’ Equity

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2021, there were 80,300 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of December 31, 2021, there were 1,611,364 outstanding options, 2,306,714 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 2,779,862 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule

5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of December 31, 2021, there were 1,037,614 outstanding shares of restricted stock awards, 450,000 outstanding performance stock unit awards, and 12,386 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income and comprehensive income for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Costs and expenses:
Cost of revenue	$561	$506	$1,619	$1,519
Research and development costs	1,229	1,081	3,382	3,024
Selling, general and administrative	5,260	4,346	13,684	12,220
Total share-based compensation	7,050	5,933	18,685	16,763
Income tax benefit	(1,704)	(1,433)	(4,437)	(4,002)
Decrease in net income	$5,346	$4,500	$14,248	$12,761

Stock Options

The following table summarizes the stock option transactions during the nine months ended December 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2021	2,791,084	$14.47	3.7	$10,303
Exercised	(1,011,100)	13.41	2.9	1,619
Forfeited/Canceled	(31,820)	19.56	3.2
Expired	(56,500)	18.85
Outstanding, December 31, 2021	1,691,664	$14.86	3.1	$5,020
Vested and expected to vest, December 31, 2021	1,683,689	$14.85	3.1	$5,012
Exercisable, December 31, 2021	1,641,282	$14.80	3.0	$4,966

Share-based compensation expense related to stock options was $165 and $603 for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense related to stock options was $1,164 and $1,962 for the nine months ended December 31, 2021 and 2020, respectively.

Non-vested stock option award activity during the nine months ended December 31, 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2021	459,339	$5.96
Vested	(391,457)	5.74
Forfeited/Canceled	(17,500)	7.96
Outstanding, December 31, 2021	50,382	$6.98

As of December 31, 2021, $169 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.5 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the nine months ended December 31, 2021 and 2020 was $2,248 and $3,175, respectively.

Restricted Stock Awards

Restricted stock awards activity during the nine months ended December 31, 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2021	2,263,569	$14.58
Granted	2,342,578	15.80
Vested	(1,046,769)	15.11
Canceled	(215,050)	14.91
Outstanding, December 31, 2021	3,344,328	$15.24

Share-based compensation expense related to restricted stock awards was $5,070 and $4,203 for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense related to restricted stock awards was $15,417 and $12,392 for the nine months ended December 31, 2021 and 2020, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of December 31, 2021, $41,658 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

Performance Stock Units and Awards

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 34% of the performance stock units are tied to our cumulative 3-year total shareholder return, 33% are tied to our fiscal year 2021 revenue, and 33% are tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued may vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards tied to the revenue and adjusted earnings per share goals was not significant. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $16 and $114 for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense related to the performance stock unit awards was a benefit of $359 for the nine months ended December 31, 2021 primarily due to cancellation of awards associated with the departure of our former Chief Executive Officer. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $343 for the nine months ended December 31, 2020.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $90 for the three months ended December 31, 2021 and includes the impact of cancellation of awards associated with the retirement of one our executives. Share-based compensation expense related to the performance stock unit awards was $417 for the three months ended December 31, 2020. Share-based compensation expense related to the performance stock unit awards was a benefit of $141 for the nine months ended December 31, 2021 primarily due to cancellation of awards associated with the resignation of our former Chief Executive Officer and the retirement of one our executives. Share-based compensation expense related to the performance stock unit awards was $1,042 for the nine months ended December 31, 2020.

On October 26, 2020, the Compensation Committee of the Board approved 408,861 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified.  Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance will be modified for cumulative 3-year TSR on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.25 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $405 and $919 for the three and nine months ended December 31, 2021, respectively. Share-based compensation expense related to the performance stock unit awards was $429 for the three and nine months ended December 31, 2020.

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. Share-based compensation expense related to the performance stock unit award was $580 and $630 for the three and nine months ended December 31, 2021, respectively.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain executives and non-executive members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share. Share-based compensation expense related to the performance stock unit award was $590 for the three and nine months ended December 31, 2021.

As of December 31, 2021, $14,192 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.4 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of December 31, 2021, we have issued 854,507 shares under the Purchase Plan and 3,145,493 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $95 and $105 for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense recorded for the employee share purchase plan was $425 and $409 for the nine months ended December 31, 2021 and 2020, respectively.

Share Repurchase Program

In October 2021, the Board authorized a share repurchase program under which we may repurchase up to $60,000 of our outstanding shares of common stock through March 2023. The timing and amount of any share repurchases under the share repurchase program will be determined by our management at its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The program does not obligate the

Company to acquire any particular amount of our common stock, and the share repurchase program may be suspended or discontinued at any time at our discretion.

During the three months ended December 31, 2021, we repurchased 2,169,896 shares of common stock for a total of $35,874 at a weighted-average share repurchase price of approximately $16.53.  As of December 31, 2021, $24,126 remained available for share repurchases pursuant to the Company’s share repurchase program.

Of the shares repurchased, 2,000,000 shares were purchased from a shareholder who previously owned 7.4% of our total shares of common stock for an aggregate purchase price of approximately $33,100. The shares repurchased represented approximately 3.0% of our total shares of common stock outstanding at December 31, 2021.

14. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at December 31, 2021. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Trial commenced on July 6, 2021. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein filed a Motion for New Trial, which the Court denied.

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

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to cooperate in this investigation by responding to the government’s requests. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

16. Restructuring Plan

In the nine months ended December 31, 2021 and 2020, we recorded restructuring costs of $539 and $2,562, respectively, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our condensed consolidated statements of net income and comprehensive income. The payroll-related costs for the three months ended December 31, 2021 have been substantially paid.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our product development plans, business strategies, future operations, financial condition and prospects, share repurchases, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

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

In March 2021, the $1.9 trillion American Rescue Plan Act was signed into law. This legislation includes additional coronavirus-related relief measures and is the latest in a series of pandemic-related aid legislation enacted since March 2020. Among other provisions, this law provides $7.6 billion in supplemental federal grant funding for FQHCs. As a comparison, the CARES Act provided $1.3 billion in supplemental federal grant funding for FQHCs. In addition, this law provides $3.5 billion in funding for block grant programs that address mental health and substance use disorders and are administered by HHS’s SAMHSA.

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

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income for the three and nine months ended December 31, 2021 and 2020 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Recurring	89.8%	90.5%	90.4%	90.5%
Software, hardware, and other non-recurring	10.2	9.5	9.6	9.5
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	38.8	38.2	38.7	38.2
Software, hardware, and other non-recurring	5.3	4.8	5.2	4.6
Amortization of capitalized software costs and acquired intangible assets	5.5	6.6	5.4	7.1
Total cost of revenue	49.6	49.6	49.3	49.8
Gross profit	50.4	50.4	50.7	50.2
Operating expenses:
Selling, general and administrative	31.6	34.5	35.9	31.9
Research and development costs, net	13.0	12.8	12.9	13.1
Amortization of acquired intangible assets	0.6	0.8	0.6	0.8
Impairment of assets	0.0	1.6	0.4	0.5
Restructuring costs	0.0	0.0	0.1	0.6
Total operating expenses	45.1	49.7	49.8	47.0
Income from operations	5.3	0.7	0.9	3.2
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.2)	(0.4)	(0.2)	(0.7)
Other expense, net	0.0	0.0	0.0	0.0
Income before provision for (benefit of) income taxes	5.2	0.2	0.7	2.5
Provision for (benefit of) income taxes	1.7	(0.1)	0.4	0.0
Net income	3.5%	0.3%	0.3%	2.4%

Revenues

The following table presents our disaggregated revenues for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Recurring revenues:
Subscription services	$41,158	$37,958	$120,581	$110,185
Support and maintenance	38,246	37,914	115,736	114,537
Managed services	28,861	27,395	87,798	76,106
Electronic data interchange and data services	26,231	24,976	78,371	72,628
Total recurring revenues	134,496	128,243	402,486	373,456

Software, hardware, and other non-recurring revenues:
Software license and hardware	8,920	7,908	24,202	20,662
Other non-recurring services	6,305	5,601	18,403	18,515
Total software, hardware and other non-recurring revenues	15,225	13,509	42,605	39,177

Total revenues	$149,721	$141,752	$445,091	$412,633

Recurring revenues as a percentage of total revenues	89.8%	90.5%	90.4%	90.5%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended December 31, 2021 increased $8.0 million compared to the prior year period due to a $6.3 million increase in recurring revenues and a $1.7 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $3.2 million increase in subscription services, $1.5 million increase in managed services, $1.3 million increase in EDI and data services, and a $0.3 million increase in support and maintenance. The increase in subscription services was primarily due to higher subscriptions of our mobile platform associated with higher recent bookings, growth in subscriptions of our telehealth solutions, which benefited from higher demand driven by the COVID-19 pandemic, plus increases in revenue across our solutions, including our core NextGen Enterprise, financial analytics, NextGen Office, connected health and interoperability, and population health, due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in revenue cycle management (“RCM”) revenues from higher patient volumes and billings compared to the prior year, which was negatively impacted by the COVID-19 pandemic, as well as an increase in hosting services associated with higher recent bookings. EDI and data services increased due to higher patient and transaction volumes compared to the prior year, which was also negatively impacted by the COVID-19 pandemic. Support and maintenance increased primarily due to annual CPI increases, partially offset by client attrition. The increase in software, hardware, and other non-recurring revenues was due to higher software bookings and higher professional services revenue from more hours incurred in the current year, as well as the completion of fixed fee projects.

Consolidated revenue for the nine months ended December 31, 2021 increased $32.5 million compared to the prior year period due to a $29.0 million increase in recurring revenues, and a $3.5 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $11.7 million increase in managed services, $10.4 million increase in subscription services, $5.7 million in EDI and data services, and a $1.2 million increase in support and maintenance. The increase in managed services revenue was primarily due to an increase in RCM revenues from higher patient volumes and billings compared to the prior year, which was negatively impacted by the COVID-19 pandemic, and higher hosting services revenue due to higher recent bookings. The increase in subscription services was primarily due to increases in subscriptions of our mobile platform, growth in subscriptions associated with our telehealth platforms driven by the COVID-19 pandemic, as well as higher revenues from our NextGen Office, financial analytics, and connected health and interoperability solutions. EDI and data services increased due to higher patient and transaction volumes compared to the prior year, which was negatively impacted by the COVID-19 pandemic. The increase in software, hardware, and other non-recurring services revenues was due to an increase of $3.5 million in software license and hardware revenue resulting from higher bookings and sales volume.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings if applicable, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $37.7 million and $37.5 million for the three months ended December 31, 2021 and 2020, respectively. The increase is due to higher bookings of software, maintenance, and managed cloud services, partially offset by lower bookings of virtual visits solutions, RCM, and EDI and data services.

Total bookings were $111.2 million and $94.3 million for the nine months ended December 31, 2021 and 2020, respectively. The increase is due to higher bookings of software, maintenance, and managed cloud services.  These increases were partially offset by lower bookings associated with our virtual visits solutions.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Cost of revenue:
Recurring	$58,033	$54,204	$172,312	$157,539
Software, hardware, and other non-recurring	7,978	6,800	23,085	18,924
Amortization of capitalized software costs and acquired intangible assets	8,193	9,320	24,246	29,180
Total cost of revenue	$74,204	$70,324	$219,643	$205,643

Gross profit	$75,517	$71,428	$225,448	$206,990
Gross margin %	50.4%	50.4%	50.7%	50.2%

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

Share-based compensation expense included in cost of revenue was $0.6 million and $0.5 million for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense included in cost of revenue was $1.6 million and $1.5 million for the nine months ended December 31, 2021 and 2020, respectively.

Gross profit for the three months ended December 31, 2021 increased $4.1 million compared to the prior year due to an $8.0 million increase in revenues as discussed above, offset by a $3.9 million increase in cost of revenue associated with the higher revenues. Our gross margin was unchanged at 50.4% for the three months ended December 31, 2021 compared to the prior year period.

Gross profit for the nine months ended December 31, 2021 increased $18.5 million compared to the prior year period due to a $32.5 million increase in revenues as discussed above, offset by a $14.0 million increase in cost of revenue associated with the higher revenues. Our gross margin increased to 50.7% for the nine months ended December 31, 2021 compared to 50.2% in the prior year driven largely by lower amortization of capitalized software costs and acquired intangible assets.

The increase in cost of revenue for the three and nine months ended December 31, 2021 compared to the prior year period was due to higher costs of subscription services and managed services, including higher salaries and benefits from increased employee headcount and higher hosting costs associated with delivering our software solutions. EDI costs also increased due to processing higher transaction volumes. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated to the delivery of our professional services. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Selling, general and administrative	$47,238	$48,972	$159,615	$131,659
Selling, general and administrative, as a percentage of revenue	31.6%	34.5%	35.9%	31.9%

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

Share-based compensation expense included in selling, general and administrative expenses was $5.3 million and $4.3 million for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense included in selling, general and administrative expenses was $13.7 million and $12.2 million for the nine months ended December 31, 2021 and 2020, respectively. Refer to Note 13, "Stockholders’ Equity" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $1.7 million three months ended December 31, 2021 compared to the prior year. The decrease was primarily due to lower facilities costs and lower costs associated with the Hussein Litigation matter that concluded in July 2021, as discussed further in Note 15, “Commitments, Guarantees and Contingencies.” These decreases were partially offset by increases in salaries and benefits, share-based compensation, annual bonus expense, and incremental proxy contest expenses associated with our annual shareholders’ meeting.

Selling, general and administrative expenses increased $28.0 million in the current period primarily due to increased legal fees associated with our shareholder disputes and related matters, including a $11.4 million payment related to the indemnification of certain expenses related to the Hussein Litigation matter, approximately $9.3 million of incremental proxy contest expenses associated with our annual shareholders’ meeting, and increase in salaries and benefits, annual bonus expense, commissions, and other personnel costs, including costs of our 401(k) employer match that was temporarily suspended in the prior year as a cost-savings measure after the onset of the COVID-19 pandemic. These increases were partially offset by decreases in facilities and depreciation costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Gross expenditures	$25,514	$25,028	$75,066	$73,025
Capitalized software costs	(6,124)	(6,831)	(17,837)	(18,914)
Research and development costs, net	$19,390	$18,197	$57,229	$54,111

Research and development costs, as a percentage of revenue	13.0%	12.8%	12.9%	13.1%
Capitalized software costs as a percentage of gross expenditures	24.0%	27.3%	23.8%	25.9%

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

Share-based compensation expense included in research and development costs was $1.2 million and $1.1 million for the three months ended December 31, 2021 and 2020, respectively. Share-based compensation expense included in research and development costs was $3.4 million and $3.0 million for the nine months ended December 31, 2021 and 2020, respectively.

Net research and development costs for the three months ended December 31, 2021 increased $1.2 million compared to the prior year period due to $0.5 million higher gross expenditures and $0.7 million lower capitalization of software costs.

Net research and development costs for the nine months ended December 31, 2021 increased $3.1 million compared to the prior year period due to $2.0 million higher gross expenditures and $1.1 million lower capitalization of software costs.

The increase in gross expenditures in the three and nine months ended December 31, 2021 compared to the prior year was primarily driven by higher consulting costs, increase in annual bonus expense, and higher internal hosting costs. The increase in the nine-month period included costs of reimplementing our 401(k) employer match that was temporarily suspended in the prior year as a cost-savings measure after the onset of the COVID-19 pandemic. These increases were partially offset by lower salaries and wages due to lower employee headcount. Capitalization of software costs decreased in the three and nine months ended December 31, 2021 compared to the prior year periods due to several projects going live in the current period. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Amortization of acquired intangible assets	$881	$1,112	$2,643	$3,336

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

Amortization of acquired intangible assets for the three and nine months ended December 31, 2021 decreased $0.2 million and $0.7 million, respectively compared to the prior year periods due to lower amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion as these assets are amortized under the accelerated method of amortization.

Restructuring Costs and Impairment of Assets

In the nine months ended December 31, 2021 and 2020, we recorded restructuring costs of $0.5 million and $2.6 million, respectively, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our condensed consolidated statements of net income and comprehensive income.

In the nine months ended December 31, 2021, we vacated portions of certain leased locations and recorded impairments of $1.6 million, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine, CA and Fairport, NY based on projected sublease rental income and estimated sublease commencement dates. In the three and nine months ended December 31, 2020, as part of our response to the COVID-19 pandemic and ongoing cost reduction efforts, we vacated a portion of our Irvine office and the remainder of our San Diego office, and recorded impairments of $2.2 million to our operating right-of-use assets and certain related fixed assets associated with the vacated locations based on projected sublease rental income and estimated sublease commencement dates.

Interest and Other Income and Expense

The following table presents our interest expense for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Interest income	$50	$9	$79	$27
Interest expense	(321)	(631)	(958)	(2,873)
Other expense, net	(9)	(15)	(43)	(17)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense are primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of December 31, 2021, we had no outstanding balances under the revolving credit agreement, compared to $29.0 million outstanding as of December 31, 2020. Interest income is earned from funds in our money market accounts. The fluctuations of other income and expense compared to the prior year periods are primarily due to changes to the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three and nine months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Provision for (benefit of) income taxes	$2,535	$(169)	$1,653	$149
Effective tax rate	32.8%	(57.3)%	56.6%	1.5%

The increases in the effective tax rates for the three and nine months ended December 31, 2021 compared to the prior period was primarily due to a net decrease of the research and development credit, foreign rate differential benefit, and higher nondeductible officer compensation.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Cash and cash equivalents	$49,429	$89,523
Unused portion of revolving credit agreement (1)	300,000	271,000
Total liquidity	$349,429	$360,523

Net income	$1,270	$10,095
Net cash provided by operating activities	$36,636	$75,978

(1)	As of December 31, 2021, we had no outstanding loans under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of December 31, 2021 and March 31, 2021 compared to $29.0 million as of December 31, 2020. Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents balance as of December 31, 2021, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

During the challenging and uncertain period brought on by the initial phases of the COVID-19 pandemic in the prior year, we had proactively strengthened our cash position by increasing the outstanding borrowings under our revolving credit agreement as of December 31, 2020, which was subsequently repaid based on the reassessment of our short-term cash flow and working capital requirements. We have no outstanding borrowings under our revolving credit agreement as of December 31, 2021.

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

Cash and Cash Equivalents

As of December 31, 2021, our cash and cash equivalents balance of $49.4 million compares to $73.3 million as of March 31, 2021 and $89.5 million as of December 31, 2020.

We may continue to use a portion of our funds as well as available financing from our revolving credit agreement, to the extent permissible, for share repurchases, future acquisitions, or other similar business activities, although the specific timing and amount of funds to be used is not currently determinable. We intend to expend some of our available funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net income	$1,270	$10,095
Non-cash expenses	59,489	66,241
Cash from net income, as adjusted	$60,759	$76,336
Change in contract assets and liabilities, net	(2,770)	(12,189)
Change in accounts receivable	6,319	1,221
Change in all other assets and liabilities	(27,672)	10,610
Net cash provided by operating activities	$36,636	$75,978

For the nine months ended December 31, 2021, cash provided by operating activities decreased $39.3 million compared to the prior year period, primarily due to decreases of $38.2 million from changes in other assets and liabilities and $15.6 million lower cash from net income, as adjusted for non-cash expenses, including the $11.4 million of incremental costs related to the indemnification of certain expenses related to the Hussein Litigation matter that was paid and impacted net income in the nine months ended December 31, 2021 and $9.3 million of incremental proxy contest expenses associated with our annual shareholders’ meeting, partially offset by increases of $9.4 million from net changes in contract assets and liabilities and $5.1 million increases from changes in accounts receivable.

The decrease in cash from net changes in other assets and liabilities was primarily due to higher payments of cash incentive bonuses compared to the prior year due to a higher rate of bonus achievement, payments of legal fees associated with our shareholder litigation matter, payments of our deferred payroll taxes associated with the CARES Act, payment of the 401(k) employer match that was temporarily suspended in the prior year, and an increase in income tax receivable. These decreases were partially offset by an increase in cash from changes in accounts payable due to timing of invoice payments. Net income for the nine months decreased $8.8 million compared to the prior year period, as described in the “Net Income” section above. Non-cash expenses decreased primarily due to lower amortization of intangible assets, partially offset by higher amortization of capitalized software costs and higher share-based compensation expenses. The increase in cash from changes in net contract assets and liabilities was primarily due to higher subscriptions invoicing associated with higher bookings and sales volume. Accounts receivable balances continue to decrease from our efforts to collect and resolve aged balances, resulting in a corresponding increase in cash provided by operating activities of $6.3 million and $1.2 million in the nine months ended December 31, 2021 and 2020, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2021 was $19.9 million compared with $20.7 million in the prior year period. The decrease in net cash used in investing activities is primarily due to lower additions to capitalized software and payments of acquisition related working capital adjustments in the prior period, partially offset by higher additions in equipment and improvements in the current period.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2021 was $41.0 million compared with $101.9 million cash used in financing activities in the prior year period. The decrease in cash used in financing activities is primarily due to net principal repayments of $100.0 million on our revolving credit agreement in nine months ended December 31, 2020, partially offset by $35.9 million in share repurchases in the current period, higher payments for taxes related to net share settlement of equity awards, and lower proceeds from the issuance of shares under our employee equity plans in the nine months ended December 31, 2021.

Contractual Obligations

We have minimum purchase commitments of $30.6 million related to payments due under certain non-cancelable agreements to purchase goods and services.

The following table summarizes our significant contractual obligations at December 31, 2021 and the effect that such obligations are expected to have on our liquidity and cash in future periods (in thousands):

		For the year ended March 31,
Contractual Obligations	Total	2022 (remaining three months)	2023	2024	2025	2026	2027 and beyond
Operating lease obligations	$14,160	$1,486	$5,017	$4,137	$2,486	$1,034	$—
Remaining lease obligations for vacated properties (1)	8,447	1,419	3,266	2,201	1,338	223	—
Total	$22,607	$2,905	$8,283	$6,338	$3,824	$1,257	$—

(1)

Remaining lease obligations for vacated properties relates to remaining lease obligations at certain locations, including Cary, Brentwood, North Canton, Phoenix and portions of Atlanta, Irvine, Horsham, St. Louis and Fairport, that we have vacated and are actively marketing the locations for sublease as part of our reorganization efforts. Refer to Note 6, “Leases” and Note 17, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. Total obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $2.0 million due in future periods under non-cancelable subleases.

The deferred compensation liability as of December 31, 2021 was $7.7 million, which is not included in the table above as the timing of future benefit payments to employees is not determinable.

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

As of December 31, 2021, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of December 31, 2021, we had no outstanding loans under our revolving credit agreement. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of December 31, 2021, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as December 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgement on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. Trial commenced on July 6, 2021. On July 29, 2021, a jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein filed a Motion for New Trial, which the Court denied.

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

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to cooperate in this investigation by responding to the government’s requests. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, as well as other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

ITEM 1A.	RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition, and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1 - 30	2,009,623	$16.55	2,009,623	$26,749,634
December 1 - 31	160,273	$16.37	160,273	$24,125,801
Total	2,169,896	$16.53	2,169,896

(1)

On October 28, 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to $60.0 million of outstanding shares of our common stock through March 2023. All share repurchases were made under this publicly announced program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL.
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

NEXTGEN HEALTHCARE, INC.

Date: January 25, 2022	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: January 25, 2022	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: January 25, 2022	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)