Form 10-K
period 2022-03-31
NEXTGEN HEALTHCARE, INC.
filed 2022-05-18
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2021: $794,080,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $14.10 per share)*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 13, 2022 was 67,122,221 shares.

*     For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement related to the 2022 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2022 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

NEXTGEN HEALTHCARE, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

Company Overview

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower healthcare practices to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans service organizations (“VSOs”), and dental service organizations (“DSOs”). Our clients range from some of the largest and most progressive multi-specialty groups in the country to sole practitioners with a wide variety of business models. With the addition of behavioral health to our medical and oral health capabilities, we continue to extend our share not only in federally qualified health centers (“FQHCs”) but also in the growing integrated care market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018, and in 2021, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia. Our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Our Vision, Mission and Strategy

NextGen Healthcare’s vision is better healthcare outcomes for all. We strive to achieve this vision by delivering innovative solutions and insights aimed at creating healthier communities. We focus on improving care delivered in ambulatory settings but do so recognizing that the entire healthcare ecosystem needs to work in concert to achieve the quadruple aim… “to improved patient experience, improved provider experience, improve the health of a population, and reduce per capita health care costs.”

Our long-term strategy is to position NextGen Healthcare as both the essential, integrated, delivery platform and the most trusted advisor for the ambulatory practices of the future.  To that end, we primarily serve organizations that provide or orchestrate care in ambulatory settings and do so across diverse practice sizes, specialties, care modalities, and business models. These customers include conventional practices as well as new market entrants.

We plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform capabilities (i.e., patient portal, self-scheduling, and patient pay) and OTTO Health, LLC for its virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market. Further, we are also actively innovating our business models and exploring new high-growth market domains as we extend our position as the essential, integrated, delivery platform and trusted impact partner for the ambulatory practices of the future.

Market Opportunity, and Trends

The scale and scope of the healthcare industry continues to expand. Annual United States healthcare spend today represents nearly $4.1 trillion and ~20% of GDP.  A significant portion of this spend is directed towards the treatment of chronic conditions and administering an increasingly complex system with diverse stakeholders. While there are several convergent market forces reshaping the healthcare industry landscape, we are focused on six trends we believe will materially impact the markets we participate in and our customer value proposition:

1.

Regulatory Influence – Medicare and Medicaid continue to expand and represent approximately a third of covered lives. Further, the 21st Century Cures Act (“Cures Act”) certification requirements and impending changes by Centers for Medicare & Medicaid Services (“CMS”) to Medicare reimbursement and shared savings programs parameters (i.e., MIPS, MSSP and telehealth programs) represent continued and escalating regulatory requirements in the healthcare industry broadly and the shape of primary healthcare. Considering these regulatory and market-based changes, many ambulatory practices have come to place a very high value on partnering with vendors that stay ahead of these regulatory and industry changes

2.

Risk Reallocation – As healthcare shifts away from defined benefit models towards defined contribution, employers, payors, providers and consumers are increasingly evaluating models to share and reallocate risk. In 2020, nearly 40% of all healthcare payments representing over 75% of all covered lives flowed through an alternative payment model.  While Medicare Advantage related payments led the charge with over 55% of payments tied to alternative models, a plurality of commercial payors are also leveraging value-based provider arrangements to incent care quality standards and reduce health disparities. For providers, effective participation in these models requires a full view of the patient population’s clinical and cost data and robust financial management solutions and services to navigate multiple contract types.

3.

Consumerism – Consumers are increasingly directing their own healthcare and are expecting greater levels of access, convenience, and experience personalization.  Beyond tailoring healthcare interactions to their needs and preferences, they also expect much greater transparency about the costs for visits, medications, and procedures.  Accompanied by a significant shift of care from inpatient to lower cost outpatient settings and virtual modes, healthcare is poised to becomes increasingly ‘retail-like’ and will place unique demands on practices and care providers who need comprehensive engagement platforms to attract, retain and engage patients through their complete health journey

4.	New Modalities and Coordinated Team Based Care – Untethered from physical clinics and desktops, care is now being delivered in “boundless” venues by multiple, coordinated care providers.
5.	Meaningful Interoperability & Digitization – Greater levels of data exchange, automation, Artificial Intelligence (AI) and speech enabled workflows.
6.

Integrated Care and Health Equity – Integrated, whole-person health continues to trend strongly as evidenced by FQHCs/CHCs receiving Health Resources and Services Administration (“HRSA”) funding to drive integrated medical, behavioral, and oral health. Public sector and private investment in understanding and addressing social determinants of health and improving community health are growing.

NextGen Healthcare is well positioned to play a key role in guiding our clients through short-term and long-term changes that impact healthcare in the United States and is committed to helping them deliver better outcomes.

Our Value Proposition

NextGen Healthcare’s value proposition to our clients can be summarized by the four “I’s” as follows:

•

Integration – Delivering a broad and highly integrated set of solutions and end-user experiences. NextGen Healthcare, a top KLAS-ranked platform solution provider, is driving greater levels of efficiency and experience for practices. Our clients value the full breadth of our solution offering and seamless integration into their clinical workflows. This integration is an important determinant of our success.

•

Interoperability – Building seamlessly connected data and human networks across ambulatory healthcare. NextGen Healthcare’s Interoperability solutions help create a frictionless environment where those that need important healthcare data can rapidly find and utilize it. For example, NextGen Healthcare powers over a third of all United States Health Information Exchanges (“HIE’s”), with over 170 million patient records passing over our network of almost 2.8 million directory addresses.

•

Insights – Providing intelligence at the point of care to enable better health and financial decision-making. We are helping our clients move from being data rich to insight rich. By providing intelligence, through innovative solutions that take data out of electronic health records (“EHR”), normalize, cleanse, and present it back as usable data pipelines, NextGen Healthcare can help optimize prescription guidance, care gap reviews, billing quality, practice variance, etc. and insert it directly into clinician’s workflows in order to facilitate sound clinical and financial decisions when serving patients.

•

Impact – Delivering and shaping outcomes in all aspects of our solutions and service. NextGen Healthcare is pivoting towards becoming a true performance partner for our clients and is evidenced by proactively helping manage performance and outcomes for our clients.

NextGen Healthcare delivers value to our clients in several ways. Our solutions enable our clients to address current needs while preparing for the needs of the future including expanding access to health services, enhancing the coordination and management of care, and optimizing patient outcomes while also ensuring the sustainability of their practices. Specifically, we offer a range of solutions to allow clinicians to practice anywhere and in new and innovative collaboration models.

NextGen Healthcare provides integrated cloud-based solutions and services that align with our client’s strategic imperatives. Ultimately, this value is reflected in the overall insights and impact delivered to the client. The foundation for our integrated ambulatory care platform is a core of our industry-leading EHR and practice management (“PM”) systems that support clinical, financial and patient engagement activities.

We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. The workflow layer includes mobile and voice-enabled capabilities proven to reduce physician burden. Recognizing that engaged patients are key to positive outcomes, our patient experience platform enables our clients to create personalized care experiences that enhance trust and drive patient loyalty. Further, we support the advances in integrated care that focuses on the whole person with solutions supporting behavioral and oral health.  Our cloud-based population health and analytics engine allows our clients to improve results in both fee-for-service and fee-for-value environments.

In support of extensibility, we surround the core with open, web-based application programming interfaces (“APIs”) to drive the secure exchange of health and patient data with connected health solutions. Our commitment to interoperability, defragmenting care and our experience powering many of the nation’s HIE’s places us in a unique position to enable our clients to leverage this technology to lower the cost of care and improve the patient and provider experience by providing an integrated community patient record.

Finally, to ensure our clients get maximum value from our solutions, we have augmented our technology with key services aligned with their needs, helping to ensure they reach their organizational goals. We partner with our clients to optimize their information technology (“IT”) operations, enhance revenue cycle processes across fee-for-service and fee-for-value models, service line expansion and operations, as well as advise on long-term strategy.

Positioning NextGen Healthcare for Growth. As NextGen Healthcare applies this value proposition framework across the ambulatory care market, we incorporate some or all our current solution offerings within three broad domains illustrated in Figure 1 below:

•

Enterprise – The Enterprise domain is both the largest and incorporates our broadest portfolio of solutions (e.g., clinical, financial, and patient engagement solution portfolios) provided to ambulatory care practices that incorporate 10 or more healthcare providers. One of these solutions, our practice management offering, NextGen® Enterprise PM, was recognized as the #1 Practice Management Solution (11-75 Physicians) for four consecutive years – 2019, 2020, 2021 and 2022 Best in KLAS Report.

•

Office – The Office domain reflects almost all solutions (software solutions and adjacent services) provided to an ambulatory care practice that incorporates fewer than 10 healthcare providers. Our main offering in this group is a cloud-based, multi-tenant SaaS EHR and PM solution, called NextGen® Office, which was recognized as the #1 Small Practice Ambulatory EMR/PM (<10 Physicians) in the 2022 Best in KLAS Report.

•

Insights – The Insights domain incorporates solutions that address interoperability, data and analytics, and value-based care. Previously described as population health and connected health, the Insights solutions portfolio is offered to clients across both our Enterprise and Office domains as well as additional ambulatory healthcare stakeholders addressing connectivity or value-based care needs. NextGen is highlighting this domain as a reflection of its overall importance and high future growth potential.

Figure 1:  NextGen Healthcare Solutions Domains

Additional commentary on our collection of solutions within the three broad domains are described in further detail below.

ENTERPRISE

Clinical Care Solutions improve the quality and efficiency of care delivery as well as the patient and provider experience. They significantly ease the administrative burden and enable the delivery of high quality, personalized care. Providers can automate patient intake, streamline clinical workflows, and leverage vendor-agnostic interoperability to achieve quality measures and qualify for incentives. Examples of our clinical care solutions are:

NextGen® Enterprise EHR – Our electronic health records solution stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and reporting and data analysis tools.

Financial Solutions provides key analytics that allow clients to drive healthy, predictable financial outcomes. More than just billing and collection services, financial management involves all functions that effectively capture revenue at the lowest cost, while providing an efficient experience for the patient. Financial management solutions help practices improve performance and correct operational inefficiencies, while enhancing the practice’s financial outcomes throughout the revenue cycle. An example of our financial management solutions is:

NextGen® Enterprise PM – Our practice management offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support.

Patient Engagement Solutions boost loyalty and improve outcomes by engaging patients in their own care. Our patient engagement tools enable patients to better manage their own health through direct patient-provider messaging, online scheduling, automated reminders, easy payment options, and virtual visits. The ability of patients to handle their own scheduling and billing frees provider staff, restoring valuable time. An example of our patient engagement solutions is:

NextGen Virtual Visits™ – Delivers a tightly integrated, bi-directional telehealth experience that allows patients to have a virtual visit with their own personal doctor and their own provider’s care team. The solution allows for screen-sharing, document passing, in-visit chat, one-touch access to interpretive services, and a "no-login" experience for patients.

OFFICE

Integrated Clinical Care and Financial Solutions provide a comprehensive set of software and services specifically targeted to improve the clinical and financial performance of small and independent practices across a broad set of clinical specialties.  An example of our solution in this space is:

NextGen® Office – A cloud-based EHR and PM solution for physicians and medical billing services designed to meet the specific needs of smaller practices.

INSIGHTS

Interoperability Solutions (formerly Connected Health Solutions) enable different information technology systems to communicate and exchange usable data thereby allowing caregivers to more effectively work together within and across care teams and organizational boundaries, and equipping patients to collaborate on their own care.  Our integration and interoperability offerings enable providers to leverage their current technology for better outcomes and truly connected patient care.  Example of our interoperability solutions are:

NextGen® Share – A broad and expanding suite of plug-and-play interoperability solutions which help NextGen® Enterprise EHR users safely and securely exchange clinical content with external providers and organizations. The platform includes support for secure direct messaging with more than 2.8 million providers and organizations, care quality integration to enable automated data exchange of over 250 million records to date.

Mirth® Connect – Enables patient data from disparate systems to be easily and securely shared, aggregated, and put to work, regardless of EHR, PM, or other healthcare IT platform or location. This offering optimizes interoperability capabilities with advanced administration tools that help drive affordable and effective health data exchange and supports client’s ability to control resources and elevate performance.

Data and Analytics Solutions help NextGen Healthcare’s customers to unlock the value of their information assets and deliver actionable insight and decision support at the point of care. We do this by aggregating and normalizing data assets across multiple sources of truth, enriching those data sets as needed with proprietary and 3rd party information assets and applying sophisticated analytics to develop a broad set of clinical, operational, financial, and experiential insights. An example of our data and analytics solutions is:

NextGen® Health Data Hub (“HDH”) – A fully redesigned data aggregation platform to meet the expanding market demand for robust data sharing, aggregation, and community access. HDH was built from the ground-up to provide comprehensive, continuous access to aggregated patient health data on a robust, reliable, platform that will enable system-wide connectivity, and support the growing enterprise data management needs for HIEs, hospitals and large ambulatory practices.

Value Based Care Solutions (formerly Population Health Solutions) provide our customers the ability to enhance care quality and optimize the total cost of delivering care to patient populations across risk strata. As the incidence of chronic conditions rises across patient populations, providers are increasingly seeking turnkey chronic condition management, remote patient monitoring and care program adherence solutions that can improve clinical outcomes. Our solutions also give practices the ability to share risk with payors under alternative payment models and sustainably navigate the transition from fee-for-service to fee-for-value. An example of our value based care solutions is:

NextGen® Population Health Solutions – Delivers robust capabilities for core population health insights using integrated clinical and claims data to support both broad and deep analysis for populations of interest (attribute visualization, risk stratification, gaps in care, etc.).

SERVICES

Applicable across all three domains, NextGen Healthcare provides additional value to clients in the form of services that help clients achieve their strategic objectives. Through these services, we enable clients to effectively address core operational and financial needs so they can focus on their primary mission of providing efficient and high-quality patient care. Our three categories of services include:

Managed Services include our scalable, cloud hosting services reduce the burden of information technology expertise from our clients and speed implementations, simplify upgrades, cut technology costs significantly and provide 24/7 monitoring and support by a broad team of technical experts. In addition, we offer Revenue Cycle Management (“RCM”) Services that includes billing and collections, electronic claims submission and denials management, electronic remittance and payment posting and accounts receivable follow-up. Our dedicated account management model helps make NextGen Healthcare a top-performing provider of RCMS as reported in the 2020 KLAS Ambulatory RCM Services Report.

Professional Services include training, project management, installation services, and application managed services. Our consulting services, which include physician, professional, and technical consulting, assisting clients to optimize their staffing and software solutions, enhance financial and clinical outcomes, achieve regulatory requirements in the drive to value-based care, and meet the evolving requirements of healthcare reform.

Client Service and Support in which our technical services staff provides support for the dependable and timely resolution of technical inquiries from clients. Such inquiries are made via telephone, email and the internet. We offer several levels of support, with the most comprehensive service covering 24 hours a day, seven days a week.

Competition

The markets for healthcare information systems and services are intensely competitive and highly fragmented. Our traditional full-suite competitors in the healthcare information systems and services market include: Allscripts Healthcare Solutions, Inc., athenahealth, Inc., Cerner Corporation, eClinicalWorks, Epic Systems Corporation, Greenway Health, LLC, and Modernizing Medicine, Inc. Emerging smaller competitors also bring competition in specific sectors of the market. Additionally, we face competition from technology vendors who offer verticalized data management and analytics solutions and services-only competitors like business process outsourcers, hosting providers and transcription companies.

The EHR, PM, interoperability, and connectivity markets are subject to rapid changes in technology. We expect that competition in these market segments could increase as new competitors enter the market. We believe our principal competitive advantages are our ambulatory-only focus, the essential nature of the EHR and PM clinical platforms to care delivery, our comprehensive and fully-integrated solution, and our deep domain expertise, which enables our subject matter experts to serve as trusted advisors to our clients.

Regulatory Environment

As a participant in the healthcare industry, our business, and that of our clients, is subject to a wide array of complex and rapidly changing federal and state laws, regulations, and industry initiatives, in the areas of information sharing, electronic health record and interoperability standards, e-prescribing, claims processing and transmission, security and privacy of patient data, and healthcare fraud. The impact of such laws and regulations on us is direct, to the extent we are subject to these laws and regulations, and is also indirect, in terms of government program requirements applicable to our clients for the use of our solutions or that impact payment models. The complexity and rapidly changing nature of these laws and regulations have created both challenges as well as significant opportunities for our business. New laws and regulations have targeted the adoption of EHRs, health data exchange and interoperability, value-based payment, care coordination, utilization of telehealth services, migration of inpatient to outpatient care, and expansion of behavioral health services. Many of these changes have spanned multiple Congresses and Presidential Administrations and taken years to fully implement (e.g., The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and Cures Act):

•

Cures Act – The Cures Act, which was passed in 2016 and laid the groundwork for a nationwide trusted health information exchange, includes provisions that directly call for, or describe roles for the use of, health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs. Sections of the law addressing interoperability also codified the concept of information blocking, requiring a new regulatory structure to respond to concerns that actors in the healthcare industry intentionally block the exchange of information between various stakeholders. In 2020, the Health and Human Services (“HHS”) Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which, among other things, calls on developers of certified EHRs to adopt standardized APIs and to meet a list of other new certification requirements to retain approved federal government certification status. In 2022, we announced that our NextGen® Enterprise EHR achieved the ONC-Health IT 2015 Edition Cures Update Health IT certification.

•

MACRA – The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which reformed how physicians are paid under Medicare and established Merit-based Incentive Payment Systems (“MIPS”), also includes provisions that directly call for or describe roles for the use of health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs. In 2023, healthcare providers will have to utilize EHR software that meets these requirements to successfully participate in the MACRA Quality Payment Program (“QPP”) and other federal programs that require the use of certified EHRs.

•

HITECH – Various U.S. federal, state and non-government agencies continue to generate requirements for the use of certified health information technology and interoperability standards. These requirements are expansions of the statutory ARRA Health Information Technology for Economic and Clinical Health Act (“HITECH”) program that began providing incentive payments in 2011 to eligible providers and hospitals for the "meaningful use of certified electronic health record technology ("CEHRT")." Although those incentive programs have expired, CEHRT continues to be a requirement of participation in federal healthcare programs to receive reimbursement for health items and services provided by our clients to Medicare and Medicaid beneficiaries.

Through annual payment policy rules from the CMS and other targeted rulemakings from the United States Department of Health and Human Services (“HHS”), the federal government continues to implement and/or update different aspects of these laws every year, for example:

•

2020 – The HHS Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which implements the key interoperability provisions included in the Cures Act. The rule calls on developers of certified EHRs to adopt standardized application programming interfaces (“APIs”) and to meet a list of other new certification and maintenance of certification requirements in order to retain approved federal government certification status.

•

2022 – NextGen Healthcare announced that its NextGen® Enterprise EHR achieved the Office of the National Coordinator for Health Information Technology (ONC-Health IT) 2015 Edition Cures Update Health IT certification via an Authorized Certification Body (“ACB”). This made NextGen Healthcare the first EHR developer to certify a complete EHR solution to the 2015 Edition Cures Update criteria. In 2023, healthcare providers will have to utilize EHR software that meets these requirements to successfully participate in the MACRA law’s Quality Payment Program (“QPP”) and other federal programs that require the use of certified EHRs.

In addition, reform of payment policies for Medicare and Medicaid continues to evolve. For example:

•

PPACA – The Patient Protection and Affordable Care Act (“PPACA”) is a comprehensive healthcare reform legislation that became law in 2010 and introduced value-based principles into federal health insurance payments systems and sought to improve healthcare quality and expanded access to affordable health insurance. MACRA built upon the value-based policies introduced by the ACA. Notably, in the last several years, participation in Medicare's "alternative payment models" to replace traditional "fee for service" payments with quality and risk-sharing payment models has been conditioned on the adoption of CEHRT.

Refer also to the discussion of regulatory risks within “Item 1A. Risk Factors” for governmental regulations and policies that may affect our business.

COVID-19

In January 2020, HHS officially declared that a public health emergency (“PHE”) existed as a result of the pandemic. Soon after, HHS issued a series of rules and orders to offer healthcare providers flexibility or waivers from certain regulatory requirements during the PHE that are still in effect today. For example, changes were made through waivers and other regulatory authority to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond the PHE period. These laws include the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act ("CARES Act”) and the $1.9 trillion American Rescue Plan Act, both of which included record federal investments in FQHCs and behavioral health service providers.

Additional regulations that directly and/or indirectly impact our business include:

Privacy and Security Laws. There are numerous United States federal and state laws and regulations as well as foreign legislation which govern the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures.

•

HIPAA – Health Insurance Portability and Accountability Act (“HIPAA”) and its implementing regulations contain substantial restrictions and requirements with respect to the use and disclosure of individual’s protected health information (“PHI”) and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form. The principal effects of HIPAA are, first, to require that our systems be capable of being operated by us and our clients in a manner that is compliant with the Transaction, Security and Privacy Standards mandated by HIPAA, and second, to comply with HIPAA when it directly applies to us.

•

Patient Information, Privacy and Security – Our business is subject to rules, particularly HIPAA and HITECH, and contractual obligations relating to the privacy and security of PHI that we and our subcontractors may have access to as part of the operation of our business. These rules and obligations have increased the cost of compliance and could subject us to additional enforcement actions and contractual liability, which could further increase our costs and adversely affect the way in which we do business.

Fraud and Abuse Laws. The healthcare industry is subject to laws and regulations on fraud and abuse that, among other things, prohibit the direct or indirect payment or receipt of any remuneration for patient referrals, or for the purchase or order, or arranging for or recommending referrals or purchases, of any item or service paid for in whole or in part by these federal or state healthcare programs. Federal enforcement personnel have substantial funding, powers and remedies to pursue suspected or perceived fraud and abuse. Moreover, both federal and state laws forbid bribery and similar behavior.

•	Anti-Kickback Laws prohibit giving anything of value to induce referrals of patients or healthcare products and services that are paid by federal healthcare programs.
•

False Claims Act prohibit knowingly or intentionally including false information on a claim for payment submitted to a government payer or being deliberately ignorant to the fact that the information is false.

Healthcare fraud and abuse laws and regulations can vary significantly from jurisdiction to jurisdiction, and the state and federal interpretation of existing laws and regulations, and their enforcement, may change from time to time. We may also be subject to future legislation and regulations concerning the development and marketing of healthcare software systems or requirements related to product functionality.

Research and Development

The healthcare information systems and services industry is characterized by rapid technological change, requiring us to engage in continuing investments in our research and development to update, enhance and improve our systems. These efforts include developing new solutions as well as new features and enhancements to our existing solutions, which we believe will create additional opportunities to connect our systems to the healthcare community.

Sales and Marketing

We sell and market our products primarily through a direct sales force and to a significantly lesser extent, through a reseller channel. NextGen Healthcare also provides solutions to networks of practices such as MSOs, IPAs, ACOs, ambulatory care centers (“ACCs”), and community health centers (“CHCs”). Our direct sales force is comprised of sales executives and account executives, who seek to understand the client strategy and identify the opportunities in their practice and build both a multistage roadmap to reach the desired end state. For large clients, we use both inside and outside sales where efforts are a mix of on-site as well as web based. For smaller clients, efforts are all inside sales via web and phone, all of whom deliver presentations to potential clients by demonstrating our systems and capabilities either on prospective client’s premises or through video meeting and web-based presentations. Our sales and marketing employees identify prospective clients through a variety of means, including a healthcare data and analytics platform, search engine optimization and value exchange content on nextgen.com; digital advertising; direct mail and email campaigns; referrals from existing clients and industry consultants; contacts at professional society meetings and trade shows (online and in person); webinars; public relations and social media campaigns; and telemarketing. Our sales cycle can vary significantly and typically ranges from six to 18 months from initial contact to contract execution. Smaller practices on NextGen Office tend to have significantly shorter sales cycles ranging in weeks. Moving forward, we expect more of our transactions to move to subscriptions. Clients have the option to purchase hosting and maintenance services, which are invoiced on a monthly, quarterly or annual basis. Subscriptions are delivered electronically after the agreement is signed. They generally include implementation and are typically billed monthly after implementation or based on volume or throughput. We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi-specialty organizations to small-single specialty practices in high-opportunity specialty segments.

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended March 31, 2022, 2021 and 2020. In addition, software license sales to resellers represented less than 10% of total revenue for each of the years ended March 31, 2022, 2021 and 2020. Substantially all our clients are located in the United States.

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

Privacy and Security

Our business operations involve hosting, storing, processing, and transmitting confidential information, including personally identifiable information, protected health information (“PHI”) and payment card information. We have implemented physical, technical, and administrative safeguards designed to help protect our systems in the event of a system interruption, security incident, or breach of information. Additionally, our comprehensive Information Security Management Program (“ISMP”) is designed to help safeguard the confidentiality, integrity and availability of our clients’ data through use of testing for assurances and outlining processes for appropriate response and reporting of security incidents.

Physical Safeguards

We utilize the industry’s most well-respected certifications starting with Health Information Trust Alliance (“HITRUST”) Common Security Framework (“CSF”), which provides a process to standardize requirements of Health Insurance Portability and Accountability Act (“HIPAA”) and coordinate it with other national and international data security frameworks and many state laws.

We maintain Payment Card Industry Data Security Standard (“PCI-DSS”) Level 1 Service Provider, which allows us to minimize our clients’ PCI scope. In addition, we are a DirectTrust Health Information Service Provider (“HISP”), helping to maintain compliance with Security Organization Control 2, or SOC 2 Type II, across the domains of privacy, security, confidentiality, and availability.

These certifications and pertinent audits help with our client’s third-party assurance programs to ensure we are meeting or exceeding HIPAA and other regulatory requirements.

Technical Safeguards

We operate both single-tenant environments and unified multi-tenant platforms that offer reliability, scalability, performance, security and privacy for our clients and the customers and patients they serve. To create geographical redundancy, our infrastructure resides in several geographically diverse regions across the United States.

Additionally, we have systems in place to monitor the security and confidentiality of PHI, and procedures designed to promptly initiated investigations and mitigation efforts upon notification or identification of a security incident.

Administrative Safeguards

We have a comprehensive training and awareness program which includes on-going awareness simulations, required training, supplemental training, and cross-functional incident response testing. All employees are required to complete each cybersecurity training, HIPAA training, and PCI DSS training annually. These training modules are reviewed annually to ensure compliance with the latest regulatory guidelines, laws, and industry best practices, and include information on how our employees’ can ensure they are meeting our security requirements while working in a remote environment.

All policies and procedures are made available to all employees through our organization’s intranet, and acknowledgement of these is required at time of hire. Our Privacy Policy, which outlines how we collect and utilize personal data, is made available on our public facing website.

We recognize that these safeguards may not always prevent future cybersecurity incidents or breaches, especially in the current landscape of increasing cybersecurity risks from, among other areas, the prevalence of remote work, the ability of cyber-criminals to monetize cybersecurity incidents (ransomware, dark web, etc.), growth in digital payments, and cloud computing technology. We also recognize that regulatory scrutiny of privacy, data collection, use and sharing of data is increasing on a global basis, and we are uncertain how current and future data privacy laws may impact our business practices and privacy policies.

Managing Cybersecurity Risks

We conduct regular risk assessments, which are one component of our internal control environment that brings together key stakeholders to identify and evaluate threats and critical risks (both internal and external) that may impact our overall mission and objectives of the organization. The risk assessment process assigns certain risks identified through process to key stakeholders to monitor, manage and implement appropriate measures.

To mitigate the increasing risk of cybersecurity incidents, we review and evaluate our cybersecurity insurance coverage on an annual basis. Our evaluation is based on industry standard, and specific needs of the organization which are identified through business and privacy impact assessments.

We use a third-party vendor to conduct, perform and validate a bona fide annual risk assessment required by the HIPAA Security Rule. The third‐party vendor conducts interviews with key stakeholders and performs penetration testing, evidence collection and on‐site analysis. Formal rating systems determine what, if any, remediation strategies are warranted, and are then incorporated into a remediation plan. The vendor provides a report that is reviewed and approved by the Chief Information Security Office (“CISO”) and reported to appropriate members of executive management and Board of Directors.

The information systems team conducts weekly meetings to review and identify risks through the change management process. Meetings are held to ensure that projects, risks, compliance, federal regulations, and personnel are in line with the organizational goals regarding security and compliance. Continuity and resiliency planning are based on National Institute of Standards and Technology (“NIST”) cybersecurity best practices and are tested no less than annually.

A comprehensive assurance program is maintained with oversight by our CISO, which is included with the organization procurement gating process. Administrative and technical assessments are conducted prior to contract signing with any third-party. Our control consciousness is influenced significantly by our Board of Directors and Audit Committee. While the management of our business is delegated to the management team, the Board of Directors oversees management’s execution of the organization’s business activities.

Human Capital

Workforce Statistics

As of March 31, 2022, NextGen Healthcare had approximately 2,655 full-time employees, approximately 758 of whom were based in Bangalore, India with the remainder located in the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

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

Diversity

We recognize our responsibility and strategic opportunity to champion varied viewpoints, culture and expertise. Our Diversity, Equity, Inclusion & Belonging (“DEIB”) strategy includes goals around recruiting, retaining and developing diverse employees and leaders in the Company. Our Employee Resource Groups (“ERGs”) focus their efforts on career, culture, market and community. These ERGs include: AAPI (Asian American Pacific Islander), ABLED (Awareness Benefiting Leadership & Employees About Disabilities), beiNG (Black Equity and Inclusion at NextGen), NextGen United, Generational and Allies, LatinX. LGBTQ+, Military/Veterans and Allies, Remote Engagement, Working Parents, and Women-In-Tech. Our ERGs communicate directly with senior leadership through Listening Sessions with our Chief Executive Officer and other C-level executives. Our BELONG (Bringing Employees to Leadership Opportunities at NextGen) sponsorship program pairs a senior member of our organization (the sponsor) with a more junior member (the protégé) with the goal of career clarity and potential advancement. We also provide and promote employee training on harassment prevention, cultivating a respectful workplace and elimination of unconscious bias. Beyond the fundamental conversation about DEIB, we regularly engage with outside experts on training and facilitated conversations about topics including cultural competency and humility and career progression through a non-dominant culture lens. To measure the impact of the above activities, we survey our employees annually through a specific DEIB survey. We regularly engage with our Board of Directors on strategies, participation, and impact of these initiatives.

Employee Compensation

In recognition of the competitive talent landscape, we align our Total Rewards with the hiring landscape. Our comprehensive approach to compensation includes performance-based merit and bonus rewards. Additionally, long term incentives, 401(k) plan and match, and the Employee Stock Purchase Plan round out our reward strategy. To ensure we support pay equity, we conduct compensation analyses semi-annually in alignment with pay equity training for managers.

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

Health & Safety

Our health and welfare plans reflect our desire to support our employees in a holistic way. Our healthcare plans are the cornerstone of the program, supplemented with additional insurance, mental health services for all employees, an Employee Assistance Program, and time off plans including vacation, sick leave and parental leave. We also support our employees’ well-being through an integrated online platform that offers a variety of ‘campuses’ such as Family Care, Financial, New Hire, Wellness and Life Events. The campuses provide resources and access to certain programs/benefits relating to childcare, children of aging parents, gym membership, health coaching and more.

COVID-19/Transition to Remote Workforce

Our immediate and most pressing concern regarding the COVID-19 pandemic was and continues to be the safety and well-being of our employees and their families. Commencing in March 2020, we implemented immediate safety measures to protect our employees, including transitioning most of our employees to remote work and implementing policies and procedures to protect the health and safety of our employees who have continued on-site work. As the severity of the pandemic waned and in response to the overwhelming preference of our employees, we implemented remote work as our standard. Our Human Resources, Organizational Development and Information Security teams keep our employees engaged with resources to work remotely, remain productive and avoid burnout. Our business continuity health and safety team continue to share information and guidance on all pandemic updates through our internal health and safety communication channel.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as the other cautionary statements and risks described elsewhere, and the other information contained in this Report and in our other filings with the SEC, including subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We operate in a rapidly changing environment that involves a number of risks. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these known or unknown risks actually occur, our business, financial condition or results of operations could be materially and adversely affected, in which case the trading price of our common stock may decline, and you may lose all or part of your investment. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Risks Related to COVID-19

The COVID-19 pandemic has adversely affected, and could in the future, adversely affect our business and the business of our customers and suppliers. The COVID-19 pandemic and continuing efforts to control its spread or the resurgence thereof has had a significant, ongoing impact on our operations (including in India) and the operations of our healthcare clients. For example, declines in patient volumes at the onset of the pandemic negatively impacted our revenue in the fourth quarter of fiscal 2020, most notably for purchases of software and hardware. The impact of the disruption also impacted the first half of fiscal 2021, primarily in managed services and EDI, which are volume driven.

We may experience further negative financial impact due to a number of factors, including without limitation:

•	Social, economic, and labor instability in India which continues to experience a severe COVID-19 resurgence and where we have operations;
•	A general decline in business activity including the impact of our clients’ office closures;
•	A disproportionate impact on the healthcare groups and other healthcare professionals with whom we contract;
•	Financial pressures on our clients, which may in turn result in their deferment of purchase decisions, or a delay in collections or non-payment;
•	Declines in new business bookings as our clients reduce or delay purchasing decisions;
•	Extensions of the length of sales and implementation cycles;
•	Disruptions to our supply chains and our third-party vendors, partners, and suppliers; and
•	The potential negative impact on the health or productivity of employees, especially if a significant number of them are impacted.

The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted, including but not limited to the duration and severity of the pandemic, resurgences or additional “waves” of outbreaks of the virus in various jurisdictions (including new strains or mutations of the virus), the impact of the pandemic on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the effectiveness of vaccines. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business because of the global or U.S. economic impact and any recession that has occurred or may occur in the future. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital markets. The COVID-19 pandemic may also have the effect of heightening many of the other risks described below.

Risks Related to Our Business

We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition, and price of our stock. The markets for healthcare information systems are intensely competitive and subject to evolving technology, solution standards and user needs. We face significant competition from various sources and several of our competitors have substantially greater name recognition and financial, technical, product development and marketing resources than we do. Some of our larger competitors, who have greater scale than we do, have, and may continue to become more active in our markets both through internal development and acquisitions. Moreover, we expect that competition will continue to increase because of government programs and consolidation in both the IT and healthcare industries. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially and adversely impact our business, financial condition, and operating results. Transaction induced and other competitive pressures and factors, such as new product introductions by us or our competitors, may result in price or market share erosion that could adversely affect our business, results of operations and financial condition.

We may not be able to develop and market new products to respond to technological changes or evolving industry standards and our clients may not accept our products or services. There can be no assurance that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to user needs,  changing market conditions or client requirements, our business, results of operations and financial condition may be adversely affected. Also, there can be no assurance that our applications will achieve broad market acceptance or will successfully compete with other available software products. If we fail to distinguish our offerings from other options available to healthcare providers, the demand for and market share of our offerings may decrease. In response to increasing market demand, we are currently developing new generations of targeted software products. There can be no assurance that we will successfully develop these new software products or that these products will operate successfully, or that any such development, even if successful, will be completed concurrently with or prior to introduction of competing products. Any such failure or delay could adversely affect our competitive position or could make our current products obsolete.

Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices for our products and services. As the healthcare information systems market continues to evolve, saturation of this market with our products or our competitors' products could limit our revenues and opportunities for growth. There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, the number of market participants decreases, the importance of establishing and maintaining relationships with key industry participants increases, and competition to provide products and services like ours will become more intense. Consolidation of management and billing services may lead integrated delivery systems to require newly acquired physician practices to replace their products with that already in use in the larger enterprise. Our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems, or, if we were forced to reduce our prices, could adversely affect our business, results of operations and financial condition.

Our relationships with strategic partners may fail to benefit us as expected. We face risk and/or the possibility of claims from activities related to strategic partners, which could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. We rely on third parties to provide certain services for our business. These third parties could raise their prices and/or be acquired by our competitors, which could potentially create short and long-term disruptions to our business, negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. Due to these third-party relationships, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims. Even if these claims do not result in liability to us, defending and investigating these claims could be expensive and time-consuming, divert personnel and other resources from our business and result in adverse publicity that could harm our business. In addition, our strategic partners may compete with us in some or all of the markets in which we operate. If we lose any of these third-party relationships or fail to establish additional relationships, or if our relationships fail to benefit us as expected, this could materially and adversely impact our business, financial condition and operating results.

We are dependent on our license rights and other services from third parties, which may cause us to discontinue, delay or reduce product shipments. We depend upon licenses for some of the technology used in our products as well as other services from third parties. Our remote hosting and cloud services businesses also rely on a limited number of software and services suppliers for certain functions of these businesses. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce product development or services provided until we can obtain equivalent technology or services. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue providing their technology or services in the future or are unsuccessful in their continued research and development efforts, we may not be able to modify or adapt our own products.

We have acquired companies, and may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. Historically, we have acquired numerous businesses, technologies, and products. We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions have inherent risks, which may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following: (i) failure to achieve projected synergies and performance targets; (ii) potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives; (iii) using cash as acquisition currency may adversely affect interest or investment income, which may in turn adversely affect our earnings and /or earnings per share; (iv) unanticipated expenses or difficulty in fully or effectively integrating or retaining the acquired technologies, software products, services, business practices, management teams or personnel, which would prevent us from realizing the intended benefits of the acquisition; (v) failure to maintain uniform standard controls, policies and procedures across acquired businesses; (vi) difficulty in predicting and responding to issues related to product transition such as development, distribution and client support; (vii) the assumption of known and unknown liabilities; (viii) the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, regulatory risks, compliance risks, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies; and (ix) the possibility that acquired assets become impaired, or that acquired assets lead us to determine that existing assets become impaired, requiring us to take a charge to earnings which could be significant. A failure to successfully integrate acquired businesses or technology could, for any of these reasons, have an adverse effect on our financial condition and results of operations.

Our operations are dependent upon attracting and retaining key personnel. If such personnel were to leave unexpectedly, we may not be able to execute our business plan. Our future performance depends in significant part upon the continued service of our key development, client service and senior management personnel and successful recruitment of new talent. These personnel have specialized knowledge and skills with respect to our business and our industry. The industry in which we operate is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us. Loss of services of key employees could have an adverse effect on our business, results of operations and financial condition. Furthermore, we may need to grant additional equity incentives to key employees and provide other forms of incentive compensation to attract and retain such key personnel. Equity incentives may be dilutive to our per share financial performance. Failure to provide such types of incentive compensation could jeopardize our recruitment and retention capabilities.

If we are unable to manage our growth, including in the new markets we may enter, our business and financial results could suffer. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. We have also expanded our overall software development, marketing, sales, client management and implementation and training capacity, and may do so in the future. In the event we are unable to identify, hire, train and retain qualified individuals in such capacities within a reasonable timeframe, such failure could have an adverse effect on the operation of our business. In addition, our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings, including but not limited to the areas of interoperability, patient engagements, data analytics and population health. We may also expand our global sales efforts. In addition, as clients move from fee-for-service to fee-for-value reimbursement strategies in conjunction with the adoption of population health business models, we may not make appropriate and timely changes to our service offerings consistent with shifts in market demands and expectations. In order to successfully execute on our growth initiatives, we will need to, among other things, manage changing business conditions, anticipate and react to changes in the regulatory environment, and develop expertise in areas outside of our business's traditional core competencies. Difficulties in managing future growth, including in new markets, could have a significant negative impact on our business, financial condition and results of operations.

We may not be successful in developing or launching our new software products and services, which could have a negative impact on our financial condition and results of operations. We invest significant resources in the research and development of new and enhanced software products and services. Over the last few years, we have incurred, and will continue to incur, significant internal research and development expenses, a portion of which have been and may continue to be recorded as capitalized software costs. We cannot provide assurances that we will be successful in our efforts to plan, develop, sell or implement new software products that meet client expectations, which could result in an impairment of the value of the related capitalized software costs, an adverse effect on our financial condition and operating results and a negative impact the future of our business. Additionally, we cannot be assured that we will continue to capitalize software development costs to the same extent as we have done to date, as the result of changes in development methodologies and other factors. To the extent that we capitalize a lower percentage of total software development costs, our earnings could be reduced.

We have substantial development and other operations in India, and we use offshore third-party partners located in India and other countries, that subject us to regulatory, economic, social and political uncertainties and to laws applicable to U.S. companies operating overseas and other risks of global operations. We are subject to several risks associated with having a portion of our assets and operations located in India and by using third party service providers in India and other countries. Many U.S. companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully meet these challenges. In addition, U.S. governing authorities may pressure us to perform work domestically rather than using offshore resources. Furthermore, local laws and customs in India may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.

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

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to respond to the government’s request. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, which themselves may lead to material fines, penalties or other liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any. However, the unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, financial condition or cash flow.

Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, which themselves may lead to material fines, penalties or other material liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner. There can be no assurance that such litigation and investigations will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. In addition, any enforcement action by a government agency may result in fines, damage awards, regulatory consequences or other sanctions which could have a material adverse effect, individually or collectively, on the Company’s liquidity, financial condition or results of operations.

We face risks related to litigation advanced by a former director and shareholder of ours. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Trial commenced on July 6, 2021. On July 29, 2021, a jury rendered a verdict in favor of the Company and Messrs. Razin and Plochocki on all counts. See Note 22, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information. The plaintiff could appeal the verdict. Although we believe the claim to be without merit, the unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, financial condition or cash flow.

Risks Related to Our Operations, Products and Services

We could fail to maintain and expand our business with our existing clients or effectively transition our clients to newer products. We believe that a primary factor in the market acceptance of our systems has been our ability to meet the needs of users of healthcare information systems. Our future financial performance will depend in large part on our ability to continue to meet the increasingly sophisticated needs of our clients through the timely development and successful introduction of new and enhanced versions of our systems and other complementary products, as well as our ability to provide high quality implementation, training and support services for our products. We have historically expended a significant percentage of our net revenue on product development and believe that significant continuing product development efforts will be required to retain our existing clients and sustain our growth. Continued investment in our sales staff and our client implementation, training and support staffs will also be required to retain and grow our client base. There can be no assurance that we will be successful in our client satisfaction or product development efforts, that the market will continue to accept our existing products and services, or that new products or product enhancements will be developed and implemented in a timely manner, meet the requirements of healthcare providers, or achieve market acceptance.

We may be subject to claims for system errors and warranties or incur substantial costs related to product and service-related liabilities. Our products and services, or the third-party software products or services incorporated therein, may contain defects or errors, including errors in the design, coding, implementation or configuration, which could create vulnerabilities and affect the ability of our products and services to properly function, integrate or operate with other offerings, or achieve market acceptance. If we detect errors before we introduce new products or services or enhancements to existing products or services, we may have to delay deployment for an extended period while we address the problem. If we do not discover errors until after product deployment, we may need to provide enhancements to correct such errors. Remediating product defects and errors could consume our development and management resources. In addition, any failure or perceived failure to maintain high-quality and highly-responsive client support could harm our reputation. Quality or performance issues with our products and services may result in product-related liabilities, unexpected expenses and diversion of resources to remedy errors, harm to our reputation, lost sales, delays in commercial releases, delays in or loss of market acceptance of our solutions, license termination or renegotiations, and privacy or security vulnerabilities. Any of the foregoing could materially and adversely impact our reputation as well as our business, financial condition, and operating results. In addition, our clients may use our products or services together with products or services from other companies or those that they have developed internally. As a result, when problems occur, it may be difficult to identify the source of the problem.

We may be liable for use of content we provide. We provide content for use by healthcare providers in treating patients. Certain of the content is provided by third-party content suppliers. In addition, certain of our solutions provide applications that relate to patient clinical information. If this content is incorrect or incomplete, adverse consequences may occur and give rise to third party claims based on the nature and content of information supplied on our website by us or third parties, including content providers or users. We could also be subject to liability for content that may be accessible through our website or third-party websites linked from our website or through content and information that may be posted by users in chat rooms, bulletin boards or on websites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

We may be subject to claims for system errors, warranties, or product liability, which could have an adverse effect on our business, results of operations and financial condition. Our software solutions and services are very complex and may contain design, coding or other errors which could affect their ability to properly function, integrate or operate with other offerings, create vulnerabilities, and adversely affect market acceptance. This includes third-party software products or services incorporated into our own solutions and services. Our software solutions are intended for use in collecting, storing and displaying clinical and healthcare-related information used in the diagnosis and treatment of patients and in related healthcare settings such as admissions and billing. Therefore, users of our software solutions have a greater sensitivity to errors than the market for software products generally. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim or series of claims brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

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

We are subject to the effect of payer and provider conduct which we cannot control and accordingly, there is no assurance that revenue for our services will continue at historic levels. We offer certain electronic claims submission products and services as part of our product line. In addition, we offer revenue cycle management services that includes manual and electronic processing and submission of medical claims by physicians to patients’ payers for approval and reimbursement. While we have implemented policies, procedures and certain product features designed to maximize the accuracy and completeness of claims submissions provided that the information given to us by our clients is also accurate and complete, these policies, procedures and features may not be sufficient to prevent inaccurate claims data from being submitted to payers by our system or through our services. Should inaccurate claims data be submitted to payers, we may be subject to liability claims.

Electronic data transmission services are offered by certain payers to healthcare providers that establish a direct link between the provider and payer. This process reduces revenue to third party electronic data interchange (“EDI”)  service providers such as us. As a result of this, and other market factors, we are unable to ensure that we will continue to generate revenue at or in excess of prior levels for such services. A significant increase in the utilization of direct links between healthcare providers and payers could adversely affect our transaction volume and financial results. In addition, we cannot provide assurance that we will be able to maintain our existing links to payers or develop new connections on terms that are economically satisfactory to us, if at all.

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

If our security measures are breached or fail and unauthorized access is obtained to a client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant liabilities. Our services involve the storage, transmission and processing of clients’ proprietary information and protected health information of patients. Because of the sensitivity of this information, security features of our software are very important. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance, insufficiency, defective design, or otherwise, someone may be able to obtain unauthorized access to client or patient data. As a result, our reputation could be damaged, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences. We rely upon our clients as users of our system for key activities to promote security of the system and the data within it, such as administration of client-side access credentialing and control of client-side display of data. On occasion, our clients have failed to perform these activities. Failure of clients to perform these activities may result in claims against us that this reliance was misplaced, which could expose us to significant expense and harm to our reputation even though our policy is to enter into business associate agreements with our clients. Although we train and monitor our employees, it is possible that our employees may, intentionally or unintentionally, breach security measures. Moreover, third parties with whom we do not have business associate agreements may breach the privacy and security of patient information, potentially causing us reputational damage and exposing us to liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients. In addition, our clients may authorize or enable third parties to access their client data or the data of their patients on our systems. Because we do not control such access, we cannot ensure the complete propriety of that access or integrity or security of such data in our systems.

Violations of state or federal privacy laws may result in claims against us or may limit or prevent our use of data, which could harm our business. Certain health privacy laws, data breach notification laws and consumer protection laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. Patients about whom we obtain health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights, violated applicable privacy laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that are beneficial to our business. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

We face the possibility of damages resulting from internal and external security breaches. In the course of our business operations, we store, process, compile and transmit confidential information, including patient health information, financial information and other sensitive information.  We also use third-party contractors to provide certain of these services, such as the service provides that host our technology platform. Although we train and monitor our employees and have systems in place that we believe are reasonably designed to prevent and detect security breaches, we have no guarantee that these programs and controls will be adequate to prevent all possible security threats. it is possible that our own employees, or that of our clients and vendors, may engage in conduct that compromises security or privacy. Unauthorized access to our computer systems or data, or to the computer systems or data of our contractors, could result in the misappropriation or loss of assets or the disclosure of sensitive information, the corruption of data, disruption of our business operations, damage our reputation, reduce demand for our services, require us to devote financial and other resources to mitigate these breaches, subject us to litigation from our clients or shareholders, as well as actions by regulatory agencies, and result in damages being assessed against us. In addition, the other systems with which we may interface, such as the internet and related systems may be vulnerable to security breaches, viruses, malware, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could also disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

The success of our strategy to offer our EDI services and SaaS solutions depends on the confidence of our clients in our ability to securely transmit confidential information. Our EDI services and SaaS solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate confidential user information or interrupt our, or our clients’, operations. In addition, our EDI and SaaS solutions may be vulnerable to viruses, malware, physical or electronic break-ins and similar disruptions.

High-profile security breaches at other companies have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent healthcare information technology company and have high profile clients. These risks will increase as we continue to grow our cloud offerings, store and process increasingly large amounts of our clients’ confidential data, including personal health information, and host or manage parts of our clients’ businesses in cloud-based/multi-tenant information technology environments. We use third party cloud providers in connection with our cloud-based offerings or third-party providers to host our own data, in which case we may have to rely on the processes, controls and security such third parties have in place to protect the infrastructure. Moreover, unauthorized access, use or disclosure of such sensitive information, including any resulting from the incidents described above, could result in civil or criminal liability or regulatory action, including potential fines and penalties. The costs we would incur to address any security incidents would increase our expenses, and our efforts to resolve these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services, or other critical functions. If a cyberattack or other security incident were to allow unauthorized access to or modification of our clients’ or suppliers’ data, our own data, or our information technology systems, or if our products or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This could lead to fewer clients using our products or services and make it more difficult for us to obtain new clients, resulting in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, and increased legal liability.

Our business depends on continued and unimpeded access to the internet and we rely on bandwidth providers, data center providers, and other third parties over which we exercise limited control. We deliver products and services that are dependent on the development and maintenance of the infrastructure of the internet and other telecommunications services by third parties. Any failure or interruption in the services provided by these third parties or our own systems, or any failure of or by third-party providers’ systems or our own systems to handle current or higher volume of use, could significantly harm our business. We exercise limited control over our third-party suppliers, which increases our vulnerability to problems with services they provide. In the event of any difficulties, outages and delays by internet service providers, we may be impeded from providing services, which could result in substantial costs to remedy those problems or negatively impact our relationship with our clients, our business, results of operations and financial condition.

Risks Related to Regulation

There is significant uncertainty in the healthcare industry in which we operate, and the current governmental laws and regulations as well as any future modifications to the regulatory environment, may adversely impact our business, financial condition and results of operations.

The healthcare industry is subject to changing political, economic, legal, and regulatory influences that may affect our business, the procurement processes and operation of healthcare facilities and our costs to deliver products and services that enable our clients to meet their compliance requirements. As a participant in the healthcare industry, our business, and that of our clients, is subject to a wide array of complex and rapidly changing federal and state laws, regulations, and industry initiatives, including in the areas of information sharing, electronic health record and interoperability standards, e-prescribing, claims processing and transmission, security and privacy of patient data, and healthcare fraud, including laws prohibiting the submission of false or fraudulent claims which apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules.

During the past several years, the healthcare industry has also been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures.

HIPAA continues to have a direct impact on the health care industry by requiring national provider identifiers and standardized transactions/code sets, operating rules and necessary security and privacy measures in order to ensure the appropriate level of privacy of protected health information. These regulatory factors affect the purchasing practices and operation of health care organizations.

The PPACA included provisions to control health care costs, improve health care quality, and expand access to affordable health insurance. MACRA, which became law in 2015, repealed the sustainable growth rate formula and created two new value-based payment systems for Medicare physicians. Together with ongoing statutory and budgetary policy developments at a federal level, these health care reform laws include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business and the business of our clients. Because of a factitious legislative environment at the federal level, and because of ongoing federal fiscal budgetary pressures yet to be resolved for federal health programs, the full impact of the health care reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, and there can be no assurances that health care reform legislation will not adversely impact either our operational results or the way we operate our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our solutions and services.

Regulations around electronic prescribing impose certain requirements which can be burdensome and evolve regularly and may adversely affect our business model.

In March 2020, the U.S. Congress passed several laws in response to the coronavirus pandemic. Included in these laws are a series of rules and orders to offer healthcare providers flexibility or waivers from certain regulatory requirements during the PHE that are still in effect today. For example, changes were made through waivers and other regulatory authority to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond the PHE period.

Healthcare providers may react to these laws and any future proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our products and services. Cost-containment measures instituted by healthcare providers because of regulatory reform or otherwise could result in a reduction in the allocation of capital funds. Such a reduction could have an adverse effect on our ability to sell our solutions and services. On the other hand, changes in the regulatory environment have increased and may continue to increase the needs of healthcare organizations for cost-effective data management and thereby enhance the overall market for healthcare management information systems. We cannot predict what effect, if any, such proposals or healthcare reforms might have on our business, financial condition and results of operations.

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

Other specific risks include, but are not limited to, risks relating to:

Privacy and Security of Patient Information. As part of the operation of our business, we and our third-party service providers collect, process and store significant amounts of sensitive, confidential and proprietary information, including personally identifiable information, such as payment data and protected health information. U.S. federal, state and local laws and foreign legislation govern the confidentiality of personal information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures.

HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information and require us to enter into business associate agreements with our clients and vendors. Failure by us to enter into adequate business associate agreements with any client or vendor would place us in violation of applicable standards and requirements and could expose us to liability. We and our clients are also subject to evolving state laws regarding the privacy and security of healthcare information and personal information generally. These rules, and any future changes to privacy and security rules, may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

Data protection regulations impact how businesses, including both us and our clients, can collect and process the personal data of individuals. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our products and services and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, we incur development, resource, and capital costs in delivering, updating, and supporting products and services to enable our clients to comply with these varying and evolving standards. U.S. federal, state, and non-U.S. governmental enforcement personnel have substantial powers and remedies, particularly in the EU, to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions and contract liability and could otherwise damage our reputation. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

Interoperability and Other Regulatory Standards. Our clients are concerned with and often require that our software solutions and health care devices be interoperable with other third-party health care information technology suppliers. With the passing of the MACRA in 2015, the U.S. Congress declared it a national objective to achieve widespread exchange of health information through interoperable certified EHR technology nationwide by December 31, 2018. The Cures Act includes numerous provisions intended to encourage this nationwide interoperability. In March 2020, the ONC finalized additional regulations under the Cures Act to enforce the Act’s policy directives relating to data sharing and interoperability. Specifically, it calls on developers of certified EHRs and health IT products to adopt standardized application programming interfaces (“APIs”), which will help allow individuals to securely and easily access structured and unstructured EHI formats using smartphones and other mobile devices. This provision and others included in the rule create a lengthy list of new certification and maintenance of certification requirements that developers of EHRs and other health IT products must meet in order to maintain approved federal government certification status. Meeting and maintaining this certification status will require additional development costs.

The ONC rule also implements the information blocking provisions of the Cures Act, including identifying reasonable and necessary activities that do not constitute information blocking. Under the Cures Act, the HHS has the regulatory authority to investigate and assess civil monetary penalties of up to $1,000,000 against certified health IT developers found to be in violation of “information blocking” prohibitions. This new oversight and authority to investigate claims of information blocking creates significant risks for us and our clients and could potentially create substantial new compliance costs.

Other regulatory provisions included in the Cures Act could create compliance costs and/or regulatory risks for the company. Because these regulations are subject to future changes and/or significant enforcement discretion by federal agencies, the ultimate impact of these regulations is unknown. Market forces or governmental authorities could continue to create software interoperability or other regulatory standards that could apply to our solutions, and if our applicable products or services are not consistent with those standards, we could be forced to incur substantial additional development costs. If our applicable products or services are not consistent with these varying and evolving standards or do not support our clients in their efforts to meet new certification requirements, our market position and sales could be adversely affected, which could materially and adversely impact our financial condition and operating results.

Federal Requirements for the Use of Interoperable and Certified Health Information Technology. Various federal and state laws governing the use and content of EHRs may affect the design of such technology. As such, our systems and services must be designed in a manner that facilitates our clients’ compliance with these laws. In 2009, the United States federal government enacted the HITECH Act, which authorized the ONC to establish the functionality that EHR products must meet for our technologies to be considered certified. Although the incentive programs available to healthcare providers who implemented EHRs and demonstrated meaningful use has since expired, the requirements associated with certification and privacy remain in effect. In the last several years, participation in Medicare's "alternative payment models" to replace traditional "fee for service" payments with quality and risk-sharing payment models has been conditioned on the adoption of certified electronic health record technology (“CEHRT”). The Cures Act has tied CEHRT to certain of its policy goals, and participation in Medicare’s alternative payment models has also been conditioned on the adoption of CEHRT. Along with recent CMS actions taken for Medicare and Medicaid, these regulations will also mandate adoption of updated and expanded certified capabilities of CEHRT that our clients must adopt to remain able to participate in the federal programs mentioned earlier. In addition, the ONC has increased its surveillance activities concerning vendor compliance relative to CEHRT.

Where clients have relied on our software as being certified according to applicable HITECH Act technical standards, we may face liability related to any incentive that the physicians received in reliance upon such certification if this certification were to be challenged. Failure to maintain this certification under the HITECH Act could also jeopardize our relationships with customers who are relying upon us to provide certified software and will make our products and services less attractive to customers than the offerings of other EHR vendors who maintain certification of their products. If our clients do not receive or lose expected payments from other incentive pay for value programs this could harm or delay their willingness to purchase future products or upgrades. We also cannot predict the speed at which healthcare providers will participate in the relevant programs or whether healthcare providers will select our products and services at all.

It is also possible that additional regulations or government programs related to electronic health records, amendment or repeal of current healthcare laws and regulations or the delay in regulatory implementation could require us to undertake additional efforts to meet expanded CEHRT standards, materially impact our ability to compete in the evolving healthcare IT market, materially impact healthcare providers' decisions to implement electronic health records systems or have other impacts that would be unfavorable to our business. The costs of achieving and maintaining CEHRT are also significant and because the definition of CEHRT and its use requirements for clients are subject to regulatory changes. We cannot predict the content or effect of possible changes to these laws or new federal and state laws that might govern these systems and services. Our inability to design our systems and services in a manner that facilitates our clients’ compliance with these laws could result in a material adverse impact on our financial position or results of operations.

We may be subject to false or fraudulent claim laws. There are numerous federal and state laws that forbid submission of false information or the failure to disclose information in connection with submission and payment of physician claims for reimbursement. In some cases, these laws also forbid abuse of existing systems for such submission and payment. Any failure of our revenue cycle management services to comply with these laws and regulations could result in substantial liability including, but not limited to, criminal liability, could adversely affect demand for our services and could force us to expend significant capital, research and development and other resources to address the failure. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. Determination by a court or regulatory agency that our services violate these laws could subject us to civil or criminal penalties, invalidate all or portions of some of our client contracts, require us to change or terminate some portions of our business, require us to refund portions of our services fees, cause us to be disqualified from serving clients doing business with government payers and have an adverse effect on our business. Determination by a court that we have violated the FCA may subject us to treble damages, plus mandatory civil penalties for each separate false claim. Even if these matters are not resolved against us, the uncertainty and expense associated with unresolved legal proceedings could harm our business and reputation. It is possible that resolution of one or any combination of more than one legal matter could result in a material adverse impact on our financial position or results of operations.

In most cases where we are permitted to do so, we calculate charges for our revenue cycle management services based on a percentage of the collections that our clients receive as a result of our services. To the extent that violations or liability for violations of these laws and regulations require intent, it may be alleged that this percentage calculation provides us or our employees with incentive to commit or overlook fraud or abuse in connection with submission and payment of reimbursement claims. CMS has stated that it is concerned that percentage-based billing services may encourage billing companies to commit or to overlook fraudulent or abusive practices.

A portion of our business involves billing of Medicare claims on behalf of its clients. In an effort to combat fraudulent Medicare claims, the federal government offers rewards for reporting of Medicare fraud which could encourage others to subject us to a charge of fraudulent claims, including charges that are ultimately proven to be without merit.

Additionally, under the FCA, the federal government allows private individuals to file a complaint or otherwise report actions alleging the defrauding of the federal government by an entity. These suits, known as qui tam actions or “whistleblower” suits may be brought by, with only a few exceptions, any private citizen who believes that he has material information of a false claim that has not been previously disclosed. If the federal government intervenes, the individual that filed the initial complaint may share in any settlement or judgment. If the federal government does not intervene in the action, the whistleblower plaintiff may pursue its allegation independently. Some states have adopted similar state whistleblower and false claims provisions. Qui tam actions under the FCA and similar state laws may lead to significant fines, penalties, settlements or other sanctions, including exclusion from Medicare or other federal or state healthcare programs, which could result in a material adverse impact on our financial position or results of operations

We are susceptible to evolving government and industry standards and regulations. United States healthcare system reform at both the federal and state level could increase government involvement in healthcare, reconfigure reimbursement rates and otherwise change the business environment of our clients and the other entities with which we have a business relationship. We cannot predict whether or when future healthcare reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or operating results. Our clients and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

We may experience reduced revenues and/or be forced to reduce our prices in response to changes to the healthcare regulatory landscape. We may be subject to pricing pressures with respect to our future sales arising from various sources, including among other things, government action affecting reimbursement levels. Our clients and the other entities with which we have business relationships are affected by changes in statutes, regulations, and limitations on government spending for Medicare, Medicaid, and other programs. Recent government actions and future legislative and administrative changes could limit government spending for Medicare and Medicaid programs, limit payments to healthcare providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our business. If we experience significant downward pricing pressure, our revenues may decline along with our ability to absorb overhead costs, which may leave our business less profitable.

FDA Regulation of Software as a Medical Device. The U.S. Food and Drug Administration (“FDA”) may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act. The December 2016 Cures Act clarified the definition of a medical device to exclude certain health information technology such as EHRs; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics. As a result, our software may potentially be subject to regulation by the FDA as a medical device. Such regulation could require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

Capital and Credit Risks

Our credit agreement contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit agreement, our operations may be interrupted, and our business and financial results could be adversely affected. On March 12, 2021, we entered into a revolving credit agreement with various lenders, secured by substantially all of our and our material domestic subsidiaries’ existing and future property. The credit agreement and potential subsequent amendments may include certain customary covenants that impose restrictions on our business and financing activities that could limit our operations or flexibility to take certain actions. The credit agreement also contains certain customary affirmative covenants requiring us to maintain specified levels of financial performance. Our ability to comply with these covenants may be affected by events that could be beyond our control. A breach of these covenants could result in an event of default under the credit agreement which, if not cured or waived, could result in the indebtedness becoming immediately due and payable, which in turn could result in material adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain financing in the future. In addition, our credit agreement’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of our Company and shareholders.

Uncertainty in global economic and political conditions may negatively impact our business, operating results or financial condition. Global economic and political uncertainty have caused in the past, and may cause in the future, unfavorable business conditions such as a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy and extreme volatility in credit, equity and fixed income markets. These macroeconomic conditions could negatively affect our business, operating results or financial condition in a number of ways. Instability can make it difficult for our clients, our vendors, and us to accurately forecast and plan future business activities and could cause constrained spending on our products and services, delays and a lengthening of our sales cycles and/or difficulty in collection of our accounts receivable. Current or potential clients may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Our clients may cease business operations or conduct business on a greatly reduced basis. Bankruptcies or similar insolvency events affecting our clients may cause us to incur bad debt expense at levels higher than historically anticipated. Further, economic instability could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. Finally, our investment portfolio is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by these and global financial conditions and other geopolitical factors, including as a result of the Russian invasion of Ukraine and continuing uncertainty surrounding the effects of Covid-19. If the banking system or the fixed income, credit or equity markets deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected as well. In addition, our compliance with complex foreign and United States laws and regulations that apply to our global operations and sales efforts increases our cost of doing business.

Tax, Finance and Accounting Related Risks

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

General Risk Factors

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

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us. Volatility may be caused by several factors including but not limited to:

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

Our intellectual property rights may be infringed or misappropriated by others and our proprietary technology may be subject to claims for infringement or misappropriation of intellectual property rights of others. We rely upon a combination of confidentiality practices and policies, contractual terms and technical security measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark, copyright, and patent laws to protect our intellectual property rights. Despite these efforts, we may not be able to adequately protect against theft, copying, reverse engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position. In addition, we are occasionally involved in intellectual property infringement or misappropriation claims. These claims, even if unmeritorious, are expensive to defend and are often incapable of prompt resolution. If we are unsuccessful in defending these claims, we could be required to pay a substantial damage award, develop alternative technology, obtain a license or cease using, selling, offering for sale, licensing, implementing, or supporting the applicable technology. In addition, claims may be brought against third parties from which we purchase software, and such claims could adversely affect our ability to access third party software for our systems. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

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

As of March 31, 2022, we leased an aggregate of approximately 460,900 square feet of space with lease agreements expiring at various dates, of which approximately 172,900 square feet of space are utilized for continuing operations and 288,000 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as described further in Note 6, "Leases" of our notes to consolidated financial statements included elsewhere in this Report:

Square Feet
Primary Operating Locations
Bangalore, India	105,600
Irvine, California	23,900
St. Louis, Missouri	21,000
Hunt Valley, Maryland	17,200
Atlanta, Georgia (1)	2,800
Boulder, Colorado	1,600
Horsham, Pennsylvania	800
Total Primary Operating Locations	172,900

Vacated or Subleased Locations, or Portions Thereof
Horsham, Pennsylvania	109,200
Atlanta, Georgia	32,700
Bangalore, India	32,100
St. Louis, Missouri	29,900
North Canton, Ohio	22,100
Cary, North Carolina	19,400
Hunt Valley, Maryland	16,800
Fairport, New York	15,300
Brentwood, Tennessee	10,500
Total Vacated or Subleased Locations	288,000

Total Leased Properties	460,900

(1)	Location of our principal executive offices

ITEM 3. LEGAL PROCEEDINGS

The information required by Item 3 is incorporated herein by reference from Note 15, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements in this Report.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded under the symbol “NXGN” on the NASDAQ Global Select Market.  At May 13, 2022, there were approximately 613 holders of record of our common stock.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases for the three months ended March 31, 2022 (in thousands, except shares and per share data):

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31	—	$—	—	$24,126
February 1 - 28	—	$—	—	$24,126
March 1 - 31	—	$—	—	$24,126
Total	—		—
(1)	On October 28, 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to $60.0 million of outstanding shares of our common stock through March 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2022 assuming $100 was invested on March 31, 2017 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextGen Healthcare, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

*	$100 invested on March 31, 2017 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations (“MD&A”), including discussions of our product development plans, business strategies, future operations, financial condition and prospects, share repurchases, developments in and the impacts of government regulation and legislation, and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” as set forth herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC").

This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K ("Report") in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period. For information regarding the year ended March 31, 2020, including a year-to-year comparison of our financial condition and results of operations for the years ended March 31, 2021 and March 31, 2020, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on May 27, 2021.

Company Overview

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower healthcare practices to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans service organizations (“VSOs”), and dental service organizations (“DSOs”). Our clients range from some of the largest and most progressive multi-specialty groups in the country to sole practitioners with a wide variety of business models. With the addition of behavioral health to our medical and oral health capabilities, we continue to extend our share not only in federally qualified health centers (“FQHCs”) but also in the growing integrated care market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018, and in 2021, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia. Our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Our Vision, Mission and Strategy

NextGen Healthcare’s vision is better healthcare outcomes for all. We strive to achieve this vision by delivering innovative solutions and insights aimed at creating healthier communities. We focus on improving care delivered in ambulatory settings but do so recognizing that the entire healthcare ecosystem needs to work in concert to achieve the quadruple aim… “to improved patient experience, improved provider experience, improve the health of a population, and reduce per capita health care costs.”

Our long-term strategy is to position NextGen Healthcare as both the essential, integrated, delivery platform and the most trusted advisor for the ambulatory practices of the future.  To that end, we primarily serve organizations that provide or orchestrate care in ambulatory settings and do so across diverse practice sizes, specialties, care modalities, and business models. These customers include conventional practices as well as new market entrants.

We plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform capabilities (i.e., patient portal, self-scheduling, and patient pay) and OTTO Health, LLC for its virtual care solutions, notably telemedicine. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market. Further, we are also actively innovating our business models and exploring new high-growth market domains as we extend our position as the essential, integrated, delivery platform and trusted impact partner for the ambulatory practices of the future.

Market Opportunity, and Trends

The scale and scope of the healthcare industry continues to expand. Annual United States healthcare spend today represents nearly $4.1 trillion and ~20% of GDP.  A significant portion of this spend is directed towards the treatment of chronic conditions and administering an increasingly complex system with diverse stakeholders. While there are several convergent market forces reshaping the healthcare industry landscape, we are focused on six trends we believe will materially impact the markets we participate in and our customer value proposition:

1.

Regulatory Influence – Medicare and Medicaid continue to expand and represent approximately a third of covered lives. Further, the 21st Century Cures Act (“Cures Act”) certification requirements and impending changes by Centers for Medicare & Medicaid Services (“CMS”) to Medicare reimbursement and shared savings programs parameters (i.e., MIPS, MSSP and telehealth programs) represent continued and escalating regulatory requirements in the healthcare industry broadly and the shape of primary healthcare. Considering these regulatory and market-based changes, many ambulatory practices have come to place a very high value on partnering with vendors that stay ahead of these regulatory and industry changes

2.

Risk Reallocation – As healthcare shifts away from defined benefit models towards defined contribution, employers, payors, providers and consumers are increasingly evaluating models to share and reallocate risk. In 2020, nearly 40% of all healthcare payments representing over 75% of all covered lives flowed through an alternative payment model.  While Medicare Advantage related payments led the charge with over 55% of payments tied to alternative models, a plurality of commercial payors are also leveraging value-based provider arrangements to incent care quality standards and reduce health disparities. For providers, effective participation in these models requires a full view of the patient population’s clinical and cost data and robust financial management solutions and services to navigate multiple contract types.

3.

Consumerism – Consumers are increasingly directing their own healthcare and are expecting greater levels of access, convenience, and experience personalization.  Beyond tailoring healthcare interactions to their needs and preferences, they also expect much greater transparency about the costs for visits, medications, and procedures.  Accompanied by a significant shift of care from inpatient to lower cost outpatient settings and virtual modes, healthcare is poised to becomes increasingly ‘retail-like’ and will place unique demands on practices and care providers who need comprehensive engagement platforms to attract, retain and engage patients through their complete health journey

4.	New Modalities and Coordinated Team Based Care – Untethered from physical clinics and desktops, care is now being delivered in “boundless” venues by multiple, coordinated care providers.
5.	Meaningful Interoperability & Digitization – Greater levels of data exchange, automation, Artificial Intelligence (AI) and speech enabled workflows.
6.

Integrated Care and Health Equity – Integrated, whole-person health continues to trend strongly as evidenced by FQHCs/CHCs receiving Health Resources and Services Administration (“HRSA”) funding to drive integrated medical, behavioral, and oral health. Public sector and private investment in understanding and addressing social determinants of health and improving community health are growing.

NextGen Healthcare is well positioned to play a key role in guiding our clients through short-term and long-term changes that impact healthcare in the United States and is committed to helping them deliver better outcomes.

Our Value Proposition

NextGen Healthcare’s value proposition to our clients can be summarized by the four “I’s” as follows:

•

Integration – Delivering a broad and highly integrated set of solutions and end-user experiences. NextGen Healthcare, a top KLAS-ranked platform solution provider, is driving greater levels of efficiency and experience for practices. Our clients value the full breadth of our solution offering and seamless integration into their clinical workflows. This integration is an important determinant of our success.

•

Interoperability – Building seamlessly connected data and human networks across ambulatory healthcare. NextGen Healthcare’s Interoperability solutions help create a frictionless environment where those that need important healthcare data can rapidly find and utilize it. For example, NextGen Healthcare powers over a third of all United States Health Information Exchanges (“HIE’s”), with over 170 million patient records passing over our network of almost 2.8 million directory addresses.

•

Insights – Providing intelligence at the point of care to enable better health and financial decision-making. We are helping our clients move from being data rich to insight rich. By providing intelligence, through innovative solutions that take data out of electronic health records (“EHR”), normalize, cleanse, and present it back as usable data pipelines, NextGen Healthcare can help optimize prescription guidance, care gap reviews, billing quality, practice variance, etc. and insert it directly into clinician’s workflows in order to facilitate sound clinical and financial decisions when serving patients.

•

Impact – Delivering and shaping outcomes in all aspects of our solutions and service. NextGen Healthcare is pivoting towards becoming a true performance partner for our clients and is evidenced by proactively helping manage performance and outcomes for our clients.

NextGen Healthcare delivers value to our clients in several ways. Our solutions enable our clients to address current needs while preparing for the needs of the future including expanding access to health services, enhancing the coordination and management of care, and optimizing patient outcomes while also ensuring the sustainability of their practices. Specifically, we offer a range of solutions to allow clinicians to practice anywhere and in new and innovative collaboration models.

NextGen Healthcare provides integrated cloud-based solutions and services that align with our client’s strategic imperatives. Ultimately, this value is reflected in the overall insights and impact delivered to the client. The foundation for our integrated ambulatory care platform is a core of our industry-leading EHR and practice management (“PM”) systems that support clinical, financial and patient engagement activities.

We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. The workflow layer includes mobile and voice-enabled capabilities proven to reduce physician burden. Recognizing that engaged patients are key to positive outcomes, our patient experience platform enables our clients to create personalized care experiences that enhance trust and drive patient loyalty. Further, we support the advances in integrated care that focuses on the whole person with solutions supporting behavioral and oral health.  Our cloud-based population health and analytics engine allows our clients to improve results in both fee-for-service and fee-for-value environments.

In support of extensibility, we surround the core with open, web-based application programming interfaces (“APIs”) to drive the secure exchange of health and patient data with connected health solutions. Our commitment to interoperability, defragmenting care and our experience powering many of the nation’s HIE’s places us in a unique position to enable our clients to leverage this technology to lower the cost of care and improve the patient and provider experience by providing an integrated community patient record.

Finally, to ensure our clients get maximum value from our solutions, we have augmented our technology with key services aligned with their needs, helping to ensure they reach their organizational goals. We partner with our clients to optimize their information technology (“IT”) operations, enhance revenue cycle processes across fee-for-service and fee-for-value models, service line expansion and operations, as well as advise on long-term strategy.

Positioning NextGen Healthcare for Growth. As NextGen Healthcare applies this value proposition framework across the ambulatory care market, we incorporate some or all our current solution offerings within three broad domains illustrated in Figure 1 below:

•

Enterprise – The Enterprise domain is both the largest and incorporates our broadest portfolio of solutions (e.g., clinical, financial, and patient engagement solution portfolios) provided to ambulatory care practices that incorporate 10 or more healthcare providers. One of these solutions, our practice management offering, NextGen® Enterprise PM, was recognized as the #1 Practice Management Solution (11-75 Physicians) for four consecutive years – 2019, 2020, 2021 and 2022 Best in KLAS Report.

•

Office – The Office domain reflects almost all solutions (software solutions and adjacent services) provided to an ambulatory care practice that incorporates fewer than 10 healthcare providers. Our main offering in this group is a cloud-based, multi-tenant SaaS EHR and PM solution, called NextGen® Office, which was recognized as the #1 Small Practice Ambulatory EMR/PM (<10 Physicians) in the 2022 Best in KLAS Report.

•

Insights – The Insights domain incorporates solutions that address interoperability, data and analytics, and value-based care. Previously described as population health and connected health, the Insights solutions portfolio is offered to clients across both our Enterprise and Office domains as well as additional ambulatory healthcare stakeholders addressing connectivity or value-based care needs. NextGen is highlighting this domain as a reflection of its overall importance and high future growth potential.

Figure 1:  NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2022 and 2021 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2022	2021
Revenues:
Recurring	90.5%	90.3%
Software, hardware, and other non-recurring	9.5	9.7
Total revenues	100.0	100.0
Cost of revenue:
Recurring	39.0	38.1
Software, hardware, and other non-recurring	5.2	4.8
Amortization of capitalized software costs and acquired intangible assets	5.3	6.6
Total cost of revenue	49.5	49.5
Gross profit	50.5	50.5
Operating expenses:
Selling, general and administrative	35.2	32.4
Research and development costs, net	12.9	13.6
Amortization of acquired intangible assets	0.6	0.8
Impairment of assets	0.7	1.0
Restructuring costs	0.1	0.5
Total operating expenses	49.3	48.2
Income from operations	1.1	2.3
Interest income	0.0	0.0
Interest expense	(0.3)	(0.6)
Other expense, net	0.0	0.0
Income before provision for (benefit of) income taxes	0.9	1.7
Provision for (benefit of) income taxes	0.6	0.0
Net income	0.3%	1.7%

Revenues

The following table presents our consolidated revenues for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Recurring revenues:
Subscription services	$162,636	$148,403
Support and maintenance	155,623	152,956
Managed services	116,722	103,138
Electronic data interchange and data services	104,732	98,322
Total recurring revenues	539,713	502,819

Software, hardware, and other non-recurring revenues:
Software license and hardware	31,347	28,825
Other non-recurring services	25,290	25,177
Total software, hardware and other non-recurring revenues	56,637	54,002

Total revenues	$596,350	$556,821

Recurring revenues as a percentage of total revenues	90.5%	90.3%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, electronic data interchange (“EDI”) and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the year ended March 31, 2022 increased $39.5 million compared to the prior year, comprised of a $36.9 million increase in recurring revenues and a $2.6 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was due to $14.2 million higher subscription services, $13.6 million higher managed services revenue, $6.4 million increase in EDI and data services, and a $2.7 million increase in support and maintenance revenue. The increase in our subscription services revenue was primarily due to increases in subscriptions of our mobile platform, growth in subscriptions associated with our virtual visits platforms driven by the COVID-19 pandemic, as well as higher revenues from our NextGen Office, financial analytics, and data interoperability and analytics solutions. The increase in managed services revenue was primarily due to an increase in RCM revenues from higher patient volumes and billings compared to the prior year, which was negatively impacted by the COVID-19 pandemic, and higher hosting services revenue due to higher recent bookings. EDI and data services increased due to higher patient and transaction volumes compared to the prior year, which was negatively impacted by the COVID-19 pandemic. Support and maintenance revenue increased due to higher maintenance related to higher software bookings, our annual CPI increase, and lower sales credits.

Bookings reflect the estimated annual value of our executed contracts and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $152.5 million for the year ended March 31, 2022 compared to $129.4 million in the prior year, primarily reflecting higher bookings of software and other non-recurring services, maintenance, and managed cloud services, partially offset by lower bookings associated with our virtual visits solutions.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Cost of revenue:
Recurring	$232,481	$212,199
Software, hardware, and other non-recurring	31,034	26,457
Amortization of capitalized software costs and acquired intangible assets	31,889	36,768
Total cost of revenue	$295,404	$275,424

Gross profit	$300,946	$281,397
Gross margin %	50.5%	50.5%

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

Share-based compensation expense included in cost of revenue was $2.2 million and $2.0 million for the years ended March 31, 2022 and 2021, respectively.

Gross profit for the year ended March 31, 2022 increased $19.5 million compared to the prior year while our gross margin percentage remained consistent at 50.5% for the year ended March 31, 2022 compared to the prior year period.

The increase in cost of revenue for the year ended March 31, 2022 compared to the prior year period was primarily due to higher costs of subscription services, managed services and EDI and data services. The increase in subscription services costs was due to higher salaries and benefits from increased employee headcount and higher third-party costs and hosting costs associated with delivering our software solutions. The increase in managed services costs was due to higher hosting costs directly associated with increased bookings of managed cloud services, higher employee benefit costs, and higher outsourced labor costs. EDI costs also increased due to processing higher transaction volumes as the prior year was negatively impacted by the COVID-19 pandemic. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Selling, general and administrative	$209,661	$180,529
Selling, general and administrative, as a percentage of revenue	35.2%	32.4%

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

Share-based compensation expense included in selling, general and administrative expenses was $19.9 million and $16.7 million for the years ended March 31, 2022 and 2021, respectively. The increase in share-based compensation expense is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 14, "Stockholders’ Equity" of our notes to consolidated financial statements included elsewhere in this Report for additional information on our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $29.1 million for the year ended March 31, 2022 compared to the prior year primarily due to increases in salaries and benefits from higher headcount, annual bonus expense, employee insurance and employer 401(k) match, incremental legal fees associated with our shareholder disputes and related matters, including an $11.4 million payment related to the indemnification of certain expenses related to the Hussein Litigation matter, approximately $9.3 million of incremental proxy contest expenses associated with our annual shareholders’ meeting, and higher consulting and marketing costs. These increases were partially offset by decreased facilities and depreciation costs.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Gross expenditures	$102,157	$100,079
Capitalized software costs	(25,500)	(24,578)
Research and development costs, net	$76,657	$75,501

Research and development costs, as a percentage of revenue	12.9%	13.6%
Capitalized software costs as a percentage of gross expenditures	25.0%	24.6%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our consolidated statements of net income and comprehensive income, and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 9, "Capitalized Software Costs" of our notes to financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $4.5 million and $4.0 million for the years ended March 31, 2022 and 2021, respectively.

Net research and development costs for the year ended March 31, 2022 increased $1.2 million compared to the prior year due to $2.1 million increase in our gross expenditures and $0.9 million higher capitalization of software costs. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized. The increase in gross expenditures was primarily driven by higher consulting costs and an increase in annual bonus expense, partially offset by lower salaries and benefits associated with lower headcount, and a decrease in discretionary bonus expense.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Amortization of acquired intangible assets	$3,525	$4,449

Amortization of acquired intangible assets included in operating expense consists of the amortization related to our customer relationships and trade names intangible assets acquired as part of our business combinations. Refer to Note 8, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the year ended March 31, 2022 decreased $0.9 million, compared to the prior year period due to lower amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion as these assets are amortized under the accelerated method of amortization.

Restructuring Costs and Impairment of Assets

During the year ended March 31, 2022, we recorded $0.5 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income.

During the year ended March 31, 2021, we recorded $2.6 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement within operating expenses in our consolidated statements of net income and comprehensive income, which was related to our decision to execute a reduction in our workforce of less than 3% and other temporary cost reductions in response to the COVID-19 pandemic that we announced in May 2020.

During the year ended March 31, 2022, we vacated portions of certain leased locations and recorded impairments of $3.9 million to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine, Horsham, Atlanta, Fairport, Hunt Valley, Bangalore, and St. Louis based on projected sublease rental income and estimated sublease commencement dates.

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

The impairment analyses noted above were performed by operating right-of-use asset and the impairment charges were estimated by comparing the fair value of each operating right-of-use asset based on the expected cash flows to its respective book value. We determined the discount rate for each lease based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each operating right-of-use asset and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

Interest and Other Income and Expense

The following table presents our interest expense for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Interest income	$101	$38
Interest expense	(1,499)	(3,516)
Other expense, net	(64)	(64)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 10, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Interest expense for the year ended March 31, 2022 decreased $2.0 million compared to the prior year. The change in interest expense is primarily caused by fluctuations in the outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. We had no additional borrowings under our revolving credit agreement during the year ended March 31, 2022. In comparison, we had $129.0 million in outstanding borrowings at the beginning of the prior year plus additional borrowings of $50.0 million during the prior year period, all of which was subsequently repaid. As of March 31, 2022 and 2021, we had no outstanding loans under the revolving credit agreement.

Other expense for the years ended March 31, 2022 and 2021 were both $0.1 million, which was primarily associated with fluctuations in the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Provision for (benefit of) income taxes	$3,578	$(240)
Effective tax rate	68.9%	-2.6%

The change in the effective tax rate for the year ended March 31, 2022 compared to the prior year was driven primarily by a net decrease of the foreign rate differential benefit, decrease of the research and development credit, and higher nondeductible executive and stock compensation, partially offset with a decrease in valuation allowance.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Cash and cash equivalents	$59,829	$73,295
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$359,829	$373,295

Net income	$1,618	$9,515
Net cash provided by operating activities	$53,545	$98,518

(1)	We had no outstanding borrowings under our $300.0 million revolving credit agreement as of March 31, 2022 and 2021.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents on hand at March 31, 2022, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. We intend to expend some of our available funds for the development and/or acquisition of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Our investment policy is determined by our Board of Directors. Excess cash, if any, may be invested in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short-term municipal bonds with average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Any or all of these programs could significantly impact our investment income in future periods.

For the period beyond the next twelve months, we believe that we will be able to meet our working capital and capital expenditure needs from our existing cash and cash equivalents, cash flows generated from our operating activities, and, if necessary, proceeds from our revolving credit agreement. Our assessments of the period of time through which our existing liquidity and capital resources will be adequate to support our ongoing operations and our expected sources of capital for the future operations of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new product development and enhancements, and the impact of the ongoing COVID-19 pandemic to our customers, suppliers and partners.

We may, from time to time, enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights, and such acquisitions and investments could increase our need for additional capital. We may be required to seek additional financing from time to time in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2022 and 2021 (in thousands):

	Fiscal Year Ended March 31,
	2022	2021
Net income	$1,618	$9,515
Non-cash expenses	81,890	78,698
Cash from net income, as adjusted	$83,508	$88,213
Change in contract assets and liabilities, net	2,807	(9,844)
Change in accounts receivable	(431)	(369)
Change in all other assets and liabilities	(32,339)	20,518
Net cash provided by operating activities	$53,545	$98,518

For the year ended March 31, 2022, cash provided by operating activities decreased $45.0 million compared to the prior year, consisting of $52.9 million decrease from net changes in other assets and liabilities and $4.7 million decrease from lower net income, as adjusted for non-cash expenses, partially offset by $12.6 million increase from net changes in accounts receivable and contract balances. The decrease in cash from net changes in other assets and liabilities is primarily due to higher payments of cash incentive bonuses compared to the prior year due to a higher rate of bonus achievement, payments of legal fees associated with our shareholder litigation matter, payments of our deferred payroll taxes associated with the CARES Act, payment of the 401(k) employer match that was temporarily suspended in the prior year, payments of prior year accrued discretionary bonuses and commissions, and an increase in income tax receivable, partially offset by current year bonus accruals and lower payments of our lease liabilities. The increase in cash associated with net changes in contract assets and liabilities is primarily due to higher contract liabilities from higher bookings and our annual CPI increase. Non-cash expenses increased $3.2 million primarily due to changes in our deferred income taxes and higher share-based compensation expense, partially offset by lower amortization of other intangibles.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2022 and 2021 was $28.1 million and $28.5 million, respectively. The $0.4 million net decrease in cash used in investing activities compared to the prior year is primarily due to lower additions to equipment and improvements and a decrease in payments of acquisition related working capital adjustments, partially offset by higher additions to capitalized software.

Cash Flows from Financing Activities

Net cash used for financing activities in the year ended March 31, 2022 was $37.3 million compared to net cash used for financing activities of $131.7 million in the prior year. The decrease in cash used for financing activities is primarily due to net principal repayments of $129.0 million on our revolving credit agreement in the prior year period, payment of debt issuance costs related to the second amendment of our revolving line of credit in the prior year period, and higher proceeds from the issuance of shares under our employee equity plans in the current year, partially offset by $35.9 million in share repurchases in the current period, higher payments for taxes related to net share settlement of equity awards, and payment of the contingent consideration related to our acquisition of Topaz in the current year period.

Contractual Obligations and Commitments

Debt

On March 12, 2021, we entered into a $300 million second amended and restated revolving credit agreement (the “Credit Agreement”). The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder.

As of March 31, 2022, we had no outstanding borrowings under the Credit Agreement. Refer to Note 10, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of March 31, 2022, the total amount of future lease payments under operating leases was $21.3 million, of which $8.8 million is short-term. Our operating leases have a weighted average remaining lease term of 2.7 years. Included in our total future lease payments are $11.7 million of remaining lease obligations for vacated properties, of which $5.6 million is short-term. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, North Canton, Fairport and portions of Atlanta, Horsham, St. Louis, Hunt Valley, and Bangalore that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 6, “Leases” and Note 16, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $2.4 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of March 31, 2022, we had minimum purchase commitments of $29.3 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $12.7 million is due within the next 12 months.

Share Repurchase Program

In October 2021, the Board authorized a share repurchase program under which we may repurchase up to $60.0 million of our outstanding shares of common stock through March 2023. The timing and amount of any share repurchases under the share repurchase program will be determined by our management at its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program does not obligate the Company to acquire any particular amount of our common stock, and the share repurchase program may be suspended or discontinued at any time at our discretion.

During the year ended March 31, 2022, we repurchased 2.2 million shares of common stock for a total of $35.9 million at a weighted-average share repurchase price of approximately $16.53.  As of March 31, 2022, $24.1 million remained available for share repurchases pursuant to the Company’s share repurchase program.

Deferred Compensation

Deferred compensation liability was $7.2 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $8.1 million.

Income Taxes

We have an uncertain tax position liability of $6.1 million as of March 31, 2022, for which timing of expected payments is not determinable.

Off-Balance Sheet Arrangements

During the year ended March 31, 2022, we did not have any relationships with unconsolidated organizations, financial partnerships, or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

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

Software Development Costs

Software development costs, consisting primarily of employee salaries and benefits and certain third party costs, incurred in the development of new software solutions and enhancements to existing software solutions for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, the incremental software development costs are capitalized until general release occurs. Amortization of capitalized software begins upon general release and is recorded on a straight-line basis over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.

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

Refer to Note 7, "Goodwill" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our goodwill policies, significant judgements, and estimates.

Intangible Assets

Intangible assets consist of trade names, customer relationships, and software technology, all of which are associated with our prior acquisitions.

The intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 5 to 10 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. Impairment is deemed to have occurred if the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

Although currently we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to decreases in the fair value of our intangible assets, resulting in impairment charges that could be material. We test intangible assets for impairment if we believe indicators of impairment exist.

Share-Based Compensation

We record share-based compensation related to share-based awards granted under equity incentive plans.

Share-based compensation expense associated with restricted stock awards is estimated using the closing share price of the common stock on the date of grant. Share-based compensation expense associated with performance stock awards that contain market conditions is based on the grant date fair value estimated using a Monte Carlo-based valuation model. Share-based compensation expense associated with performance stock awards that contain performance conditions are estimated using a probability-adjusted achievement rate combined with the closing share price of the common stock on the date of grant.

Share-based compensation expense is recognized as expense over the requisite service period in our consolidated statements of net income and comprehensive income.

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

Reserves on Accounts Receivable

We maintain reserves for estimated potential sales returns and allowances for credit losses on our accounts receivable. Accounts receivable are reported net of an allowance for credit losses on our consolidated balance sheets.

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

Allowance for credit losses are reserves related to estimated losses resulting from our clients’ inability to make required payments are established based on our assessment of the collectability of client accounts, including review of our historical experience of bad debt expense and the aging of our accounts receivable balances, net of specifically reserved accounts and amounts billed prior to revenue recognition. Specific reserves are based on our estimate of the probability of collection for certain accounts. As part of our assessment of the adequacy of the allowance for credit losses, we consider a number of factors including, but not limited to, historical credit loss experience and adjustments for certain asset-specific risk characteristics, such as bankruptcy filings, internal assessments of client credit quality, age of the client receivable balances, review of major third-party credit-rating agencies, and evaluation of external factors such as economic conditions, including the potential impacts of the COVID-19 pandemic, that may affect a client’s ability to pay, or other client-specific factors. Accounts are written off as uncollectible only after we have expended extensive collection efforts.

If a major client’s creditworthiness or financial condition were to deteriorate, if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional reserves or allowances could be required, which could have an adverse impact on our operating results. Although we currently believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in required reserves that could be material.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022 and March 31, 2021, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of March 31, 2022 and March 31, 2021, we had no outstanding borrowings under our second amended and restated revolving credit agreement (“the Credit Agreement”). The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 10, “Line of Credit” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of March 31, 2022 and March 31, 2021, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2022, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2022 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	57

Consolidated Balance Sheets as of March 31, 2022 and 2021	59

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2022, 2021 and 2020	60

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2022, 2021 and 2020	61

Consolidated Statements of Cash Flows — Years Ended March 31, 2022, 2021 and 2020	62

Notes to Consolidated Financial Statements	64

(2) The following supplementary financial statement schedule of NextGen Healthcare, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts — Years Ended March 31, 2022, 2021 and 2020	87

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	50

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 13, 2021, by and between NextGen Healthcare, Inc., a California corporation, and NextGen Healthcare, Inc., a Delaware corporation.		8-K	2.1	19-Oct-21

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	11-Jan-96

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	14-Jun-05

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	11-Oct-05

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	6-Mar-06

3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	6-Oct-11

3.6	Restated Articles of Incorporation of NextGen Healthcare, Inc., filed with the Secretary of State of California effective September 6, 2018		8-K	3.1	10-Sep-18

3.7	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	31-Oct-08

3.8	Amended and Restated Bylaws of NextGen Healthcare, Inc., effective September 6, 2018		8-K	3.2	10-Sep-18

3.9	Second Amended and Restated Bylaws of NextGen Healthcare, Inc., effective January 26, 2021		8-K	3.1	27-Jan-21

3.10	Third Amended and Restated Bylaws of NextGen Healthcare, Inc., effective June 18, 2021.		8-K	3.1	21-Jun-21

3.11	Certificate of Incorporation of NextGen Healthcare, Inc., a Delaware corporation.		8-K	3.1	19-Oct-21

3.12	Bylaws of NextGen Healthcare, Inc., a Delaware corporation.		8-K	3.2	19-Oct-21

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

10.1	Agreement and Plan of Merger, dated September 6, 2018, to change the name of Quality Systems, Inc. to NextGen Healthcare, Inc.		8-K	2.1	10-Sep-18

10.2	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	30-Oct-15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.3	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	12-Apr-17

10.4	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis		8-K	2.1	1-Aug-17

10.5	Agreement and Plan of Merger, dated November 12, 2019, by and among NextGen Healthcare, Inc., Renegade Merger Sub, Inc., MedFusion, Inc., and Project Renegade LLC, as the Equityholders Representative		8-K	2.1	18-Nov-19

10.6	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	29-Jan-16

10.7	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		8-K	10.1	4-Apr-18

10.8	Second Amended and Restated Credit Agreement, dated as of March 12, 2021, among NextGen, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders		8-K	10.1	16-Mar-21

10.9*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	1-Jul-11

10.10*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	5-Jun-07

10.11*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	5-Jun-07

10.12*	Form of Outside Director's Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.1	15-Aug-11

10.13*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.2	28-May-13

10.14*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		10-K	10.17	29-May-14

10.15*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program		8-K	10.2	2-Feb-10

10.16*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	14-Aug-15

10.17*	Quality Systems, Inc. Amended 2015 Equity Incentive Plan		8-K	10.1	23-Aug-17

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.18*	NextGen Healthcare, Inc. 2015 Equity Incentive Plan, as amended		8-K	10.2	16-Aug-19

10.19*	NextGen Healthcare, Inc. Amended and Restated 2015 Equity Incentive Plan.		8-K	10.1	19-Oct-21

10.20*	NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.1	21-Sep-21

10.21*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	14-Aug-15

10.22*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	14-Aug-15

10.23*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	14-Aug-15

10.24*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.3	16-Aug-19

10.25*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.4	16-Aug-19

10.26*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan, as amended.		8-K	10.5	16-Aug-19

10.27*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	3-Jan-17

10.28*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	3-Jan-17

10.29*	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement for 2015 Equity Incentive Plan, as amended		10-K/A	10.38	29-Jul-21

10.30*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.2	21-Sep-21

10.31*	Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement pursuant to the NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.3	21-Sep-21

10.32*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	27-Jun-14

10.33*	Executive Employment Agreement, dated June 3, 2015, between Quality Systems, Inc. and John R. Frantz		8-K	10.1	4-Jun-15

10.34*	Executive Employment Agreement Addendum, dated as of January 22, 2019, between NextGen Healthcare, Inc. and John R. Frantz		8-K	10.1	23-Jan-19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.35*	Separation Agreement, dated as of June 19, 2021, by and between NextGen Healthcare, Inc. and John R. Frantz		10-K/A	10.37	29-Jul-21

10.36*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	28-Jan-16

10.37*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	18-Feb-16

10.38*	Employment Offer Letter, dated November 27, 2017, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	1-Dec-17

10.39	Employment Agreement, dated as of September 18, 2021, between David Sides and NextGen Healthcare, Inc.		10-Q	10.5	29-Oct-21

10.40*	NextGen Healthcare, Inc, FY2021 Director Compensation Plan		8-K	10.1	18-Aug-20

10.41*	Form of Indemnification Agreement (Directors and Officers)		8-K	10.1	28-Jan-13

10.42*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	30-May-13

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, has been formatted in Inline XBRL.

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)

By:	/s/ David Ahmadzai
David Ahmadzai Chief Accounting Officer (Principal Accounting Officer)

Date: May 17, 2022

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints David Sides, James R. Arnold, Jr., and David Ahmadzai, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 17, 2022
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 17, 2022
Craig A. Barbarosh

/s/ David Sides	Chief Executive Officer (Principal Executive Officer) and Director	May 17, 2022
David Sides

/s/ James R. Arnold, Jr.	Chief Financial Officer (Principal Financial Officer)	May 17, 2022
James R. Arnold, Jr.

/s/ David Ahmadzai	Chief Accounting Officer (Principal Accounting Officer)	May 17, 2022
David Ahmadzai

/s/ George H. Bristol	Director	May 17, 2022
George H. Bristol

/s/ Darnell Dent	Director	May 17, 2022
Darnell Dent

/s/ Julie D. Klapstein	Director	May 17, 2022
Julie D. Klapstein

/s/ Geraldine McGinty	Director	May 17, 2022
Geraldine McGinty

/s/ Morris Panner	Director	May 17, 2022
Morris Panner

/s/ Pamela Puryear	Director	May 17, 2022
Pamela Puryear

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NextGen Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NextGen Healthcare, Inc. and its subsidiaries (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of net income and comprehensive income, of shareholders’ equity and of cash flows, for each of the three years in the period ended March 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Customer Contracts with Multiple Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company recorded total revenues of $596 million for the year ended March 31, 2022. The Company’s contracts with customers may include multiple performance obligations that consist of various combinations of software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations. The total transaction price is allocated to each performance obligation within a contract based on estimated standalone selling prices.  Standalone selling prices are generally determined based on the prices charged to customers, except for certain software licenses that are based on the residual approach because their standalone selling prices are highly variable and certain maintenance customers that are based on substantive renewal rates.

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

May 17, 2022

We have served as the Company’s auditor since 2009.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$59,829	$73,295
Restricted cash and cash equivalents	6,918	5,280
Accounts receivable, net	76,057	77,541
Contract assets	25,157	19,481
Income taxes receivable	6,507	765
Prepaid expenses and other current assets	37,102	31,282
Total current assets	211,570	207,644
Equipment and improvements, net	9,120	14,539
Capitalized software costs, net	43,958	41,474
Operating lease assets	11,316	18,446
Deferred income taxes, net	19,259	19,474
Contract assets, net of current	1,910	1,976
Intangibles, net	24,303	36,700
Goodwill	267,212	267,212
Other assets	39,026	37,021
Total assets	$627,674	$644,486
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,125	$11,378
Contract liabilities	61,280	52,863
Accrued compensation and related benefits	48,736	50,374
Income taxes payable	99	584
Operating lease liabilities	8,089	12,735
Other current liabilities	53,533	52,699
Total current liabilities	180,862	180,633
Deferred compensation	7,230	6,620
Operating lease liabilities, net of current	11,934	18,453
Other noncurrent liabilities	4,570	7,136
Total liabilities	204,596	212,842
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; 69,245 and 67,069 shares issued at March 31, 2022 and March 31, 2021, respectively; 67,075 and 67,069 shares outstanding at March 31, 2022 and March 31, 2021, respectively	692	671
Treasury stock, at cost, 2,170 shares at March 31, 2022	(35,874)	—
Additional paid-in capital	329,917	304,263
Accumulated other comprehensive loss	(1,909)	(1,924)
Retained earnings	130,252	128,634
Total shareholders' equity	423,078	431,644
Total liabilities and shareholders' equity	$627,674	$644,486

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2022	2021	2020
Revenues:
Recurring	$539,713	$502,819	$489,313
Software, hardware, and other non-recurring	56,637	54,002	50,926
Total revenues	596,350	556,821	540,239
Cost of revenue:
Recurring	232,481	212,199	205,057
Software, hardware, and other non-recurring	31,034	26,457	26,904
Amortization of capitalized software costs and acquired intangible assets	31,889	36,768	35,478
Total cost of revenue	295,404	275,424	267,439
Gross profit	300,946	281,397	272,800
Operating expenses:
Selling, general and administrative	209,661	180,529	165,174
Research and development costs, net	76,657	75,501	83,295
Amortization of acquired intangible assets	3,525	4,449	4,143
Impairment of assets	3,906	5,539	12,571
Restructuring costs	539	2,562	2,505
Total operating expenses	294,288	268,580	267,688
Income from operations	6,658	12,817	5,112
Interest income	101	38	256
Interest expense	(1,499)	(3,516)	(1,955)
Other income (expense), net	(64)	(64)	846
Income before provision for (benefit of) income taxes	5,196	9,275	4,259
Provision for (benefit of) income taxes	3,578	(240)	(3,239)
Net income	$1,618	$9,515	$7,498
Other comprehensive income:
Foreign currency translation, net of tax	15	219	(912)
Comprehensive income	$1,633	$9,734	$6,586
Net income per share:
Basic	$0.02	$0.14	$0.11
Diluted	$0.02	$0.14	$0.11
Weighted-average shares outstanding:
Basic	67,370	66,739	65,474
Diluted	67,788	66,885	65,612

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, March 31, 2019	64,838	$648	$-	$264,908	$111,621	$(1,231)	$375,946
Common stock issued under stock plans, net of shares withheld for taxes	1,296	13	—	(1,745)	—	—	(1,732)
Stock-based compensation	—	—	—	19,694	—	—	19,694
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(912)	(912)
Net income	—	—	—	—	7,498	—	7,498
Balance, March 31, 2020	66,134	661	—	282,857	119,119	(2,143)	400,494
Common stock issued under stock plans, net of shares withheld for taxes	935	10	—	(1,304)	—	—	(1,294)
Stock-based compensation	—	—	—	22,710	—	—	22,710
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	219	219
Net income	—	—	—	—	9,515	—	9,515
Balance, March 31, 2021	67,069	671		304,263	128,634	(1,924)	431,644
Common stock issued under stock plans, net of shares withheld for taxes	2,176	21	—	(898)	—	—	(877)
Stock-based compensation	—	—	—	26,552	—	—	26,552
Repurchase of common stock (1)	(2,170)	—	(35,874)	—	—	—	(35,874)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	15	15
Net income	—	—	—	—	1,618	—	1,618
Balance, March 31, 2022	67,075	$692	$(35,874)	$329,917	$130,252	$(1,909)	$423,078

(1)Weighted-average repurchase price (dollars per share) for the year ended March 31, 2022 was $16.53.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,618	$9,515	$7,498
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	23,016	20,108	17,085
Amortization and write-off of debt issuance costs	508	1,026	710
Amortization of other intangibles	12,397	21,109	22,536
Change in fair value of contingent consideration	7	(1,367)	(950)
Deferred income taxes	215	(8,854)	(5,379)
Depreciation	6,902	7,997	8,172
Excess tax deficiency (benefit) from share-based compensation	643	798	(53)
Impairment of assets	3,906	5,539	12,571
Loss on disposal of equipment and improvements	97	12	41
Non-cash operating lease costs	5,732	6,786	8,108
Provision for bad debts	1,915	2,834	3,367
Share-based compensation	26,552	22,710	19,694
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(431)	(369)	4,937
Contract assets	(5,610)	(5,921)	1,458
Accounts payable	(2,329)	615	3,330
Contract liabilities	8,417	(3,923)	(133)
Accrued compensation and related benefits	(1,638)	26,582	(2,419)
Income taxes	(5,650)	1,615	2,454
Deferred compensation	610	1,320	(605)
Operating lease liabilities	(12,734)	(16,736)	(9,684)
Other assets and liabilities	(10,598)	7,122	(7,137)
Net cash provided by operating activities	53,545	98,518	85,601
Cash flows from investing activities:
Additions to capitalized software costs	(25,500)	(24,578)	(19,432)
Additions to equipment and improvements	(2,582)	(3,761)	(7,449)
Acquisition related working capital adjustment payments	—	(206)	—
Payments for acquisitions, net of cash acquired	—	—	(71,691)
Proceeds from over-funded corporate-owned life insurance policies	—	—	2,500
Net cash used in investing activities	(28,082)	(28,545)	(96,072)
Cash flows from financing activities:
Proceeds from line of credit	—	50,000	137,000
Repayments on line of credit	—	(179,000)	(19,000)
Payment of debt issuance costs	—	(1,423)	—
Proceeds from issuance of shares under employee plans	5,014	3,479	2,409
Repurchase of common stock	(35,874)
Payment of contingent consideration related to acquisitions	(540)
Payments for taxes related to net share settlement of equity awards	(5,891)	(4,773)	(4,141)
Net cash provided by (used in) financing activities	(37,291)	(131,717)	116,268
Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,828)	(61,744)	105,797
Cash, cash equivalents, and restricted cash at beginning of period	78,575	140,319	34,522
Cash, cash equivalents, and restricted cash at end of period	$66,747	$78,575	$140,319

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,774	$6,206	$2,599
Cash refunds from income taxes	125	155	2,728
Cash paid for interest	573	2,708	1,266
Non-cash investing and financing activities:
Cash paid for amounts included in the measurement of operating lease liabilities	13,766	18,651	11,527
Operating lease assets obtained in exchange for operating lease liabilities	1,610	3,107	8,494
Accrued purchases of equipment and improvements	76	242	173

The accompanying notes are an integral part of these consolidated statements.

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1. Organization of Business

Description of Business

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower healthcare practices to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise makes us a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), Veterans service organizations (“VSOs”), and dental service organizations (“DSOs”). Our clients range from some of the largest and most progressive multi-specialty groups in the country to sole practitioners with a wide variety of business models. With the addition of behavioral health to our medical and oral health capabilities, we continue to extend our share not only in federally qualified health centers (“FQHCs”) but also in the growing integrated care market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018, and in 2021, we changed our state of incorporation to Delaware. Our principal executive offices are located at 3525 Piedmont Rd., NE, Building 6, Suite 700, Atlanta, Georgia. Our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

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

Business Segments. We operated as one segment for the years ended March 31, 2022 and 2021. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

Basis of Presentation. References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Use of Estimates. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and recording revenue and expenses during the period. Our estimates and assumptions consider the potential economic implications of COVID-19 on our critical and significant accounting estimates.

Revenue Recognition. Refer to Note 3, "Revenue from Contracts with Customers" for additional information regarding our revenue recognition policies.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. At March 31, 2022 and March 31, 2021, we had cash and cash equivalents of $59,829 and $73,295, respectively. We also had cash deposits held at United States banks and financial institutions at March 31, 2022 of which $73,284 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.

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

Reserves on Accounts Receivable. We maintain reserves for estimated potential sales returns and allowances for credit losses on our accounts receivable. Accounts receivable are reported net of an allowance for credit losses on our consolidated balance sheets.

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

Allowance for credit losses are reserves related to estimated losses resulting from our clients’ inability to make required payments are established based on our assessment of the collectability of client accounts, including review of our historical experience of bad debt expense and the aging of our accounts receivable balances, net of specifically reserved accounts and amounts billed prior to revenue recognition. Specific reserves are based on our estimate of the probability of collection for certain accounts. As part of our assessment of the adequacy of the allowance for credit losses, we consider a number of factors including, but not limited to, historical credit loss experience and adjustments for certain asset-specific risk characteristics, such as bankruptcy filings, internal assessments of client credit quality, age of the client receivable balances, review of major third-party credit-rating agencies, and evaluation of external factors such as economic conditions, including the potential impacts of the COVID-19 pandemic, that may affect a client’s ability to pay, or other client-specific factors. Accounts are written off as uncollectible only after we have expended extensive collection efforts. Refer to Note 4, “Accounts Receivable” for additional information.

Leases. We adopted ASU 2016-02, Leases (Topic 842), and its subsequent amendments (together “ASC 842”) using the cumulative-effect adjustment transition method, which is the additional transition method described within ASU 2018-11, Leases (Topic 842): Targeted Improvements, issued by the FASB in July 2018, which allowed us to apply the new lease standard as of April 1, 2019. Our leasing arrangements are reflected on the balance sheet as right-of-use assets and liabilities pertaining to the rights and obligations created by the leased assets. We determine whether an arrangement is a lease at inception and classify it as finance or operating. All of our existing material leases are classified as operating leases. Our leases do not contain any residual value guarantees.

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

Depreciation expense related to our equipment and improvements was $6,902, $7,997, and $8,172 for the years ended March 31, 2022, 2021, and 2020, respectively.

Capitalized Software Costs. Software development costs, consisting primarily of employee salaries and benefits and certain third party costs, incurred in the development of new software solutions and enhancements to existing software solutions for external sale are expensed as incurred, and reported as net research and development costs in the consolidated statements of net income and comprehensive income, until technological feasibility has been established. After technological feasibility is established, the incremental software development costs are capitalized until general release occurs. Amortization of capitalized software begins upon general release and is recorded on a straight-line basis over the estimated economic life of the related product, which is typically three years. The total of capitalized software costs incurred in the development of products for external sale are reported as capitalized software costs within our consolidated balance sheets.

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

Intangible Assets. Intangible assets consist of trade names, customer relationships, and software technology, all of which are associated with our prior acquisitions.

The intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 5 to 10 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. Impairment is deemed to have occurred if the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

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

Income Taxes. Income taxes are estimated based on current taxable income and the future tax consequences of temporary differences between the basis of assets and liabilities for financial and tax reporting. The deferred income tax assets and liabilities represent the future state and federal tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future income taxes. At each reporting period, we assess the realizable value of deferred tax assets based on, among other things, estimates of future taxable income and adjust the related valuation allowance as necessary. We make a number of assumptions and estimates in determining the appropriate amount of expense to record for income taxes. The assumptions and estimates consider the taxing jurisdiction in which we operate as well as current tax regulations. We also evaluate our uncertain tax positions and only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50 percentage likelihood of being realized upon settlement. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Any change in judgment related to the expected ultimate resolution of uncertain tax positions is recognized in earnings in the period in which such change occurs.

Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $6,780, $3,902, and $6,044 for the years ended March 31, 2022, 2021, and 2020, respectively, and were included in selling, general and administrative expenses in the accompanying consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2022	2021	2020
Earnings per share — Basic:
Net income	$1,618	$9,515	$7,498
Weighted-average shares outstanding — Basic	67,370	66,739	65,474
Net income per common share — Basic	$0.02	$0.14	$0.11

Earnings per share — Diluted:
Net income	$1,618	$9,515	$7,498
Weighted-average shares outstanding	67,370	66,739	65,474
Effect of potentially dilutive securities	418	146	138
Weighted-average shares outstanding — Diluted	67,788	66,885	65,612
Net income per common share — Diluted	$0.02	$0.14	$0.11

The computation of diluted net income per share does not include 194, 1,949 and 1,807 options for the years ended March 31, 2022, 2021, and 2020, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

Recently Adopted Accounting Pronouncements. Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2019-12 on April 1, 2021 did not have a material impact on our consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”).  Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU 2016-10, Revenue from Contracts with Customers (Topic 606), at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.  The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period.  ASU 2021-08 is effective for us in the first quarter of fiscal 2024. We are currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on our consolidated financial statements, which will also depend on the magnitude of any potential future business combinations.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Fiscal Year Ended March 31,
	2022	2021	2020
Recurring revenues:
Subscription services	$162,636	$148,403	$127,602
Support and maintenance	155,623	152,956	158,619
Managed services	116,722	103,138	104,549
Electronic data interchange and data services	104,732	98,322	98,543
Total recurring revenues	539,713	502,819	489,313

Software, hardware, and other non-recurring revenues:
Software license and hardware	31,347	28,825	27,270
Other non-recurring services	25,290	25,177	23,656
Total software, hardware and other non-recurring revenues	56,637	54,002	50,926

Total revenues	$596,350	$556,821	$540,239

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $608,400 of which we expect to recognize approximately 10% as services are rendered or goods are delivered, 51% over the next 12 months, and the remainder thereafter.

As of March 31, 2021, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $548,800, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 53% over the next 12 months, and the remainder thereafter.

Contract Balances

Contract balances result from the timing differences between our revenue recognition, invoicing, and cash collections. Such contract balances include accounts receivables, contract assets and liabilities, and other customer deposits and liabilities balances. Accounts receivables include invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Contract assets, consisting of unbilled receivables, include amounts where revenue recognized exceeds the amount invoiced to the customer and the right to payment is not solely subject to the passage of time. Contract assets are generally associated with our sales of software licenses, but may also be associated with other performance obligations such as subscription services, support and maintenance, annual libraries, and professional services, where control has been transferred to our customers but the associated payments are based on future customer collections (in the case of our RCM service arrangements) or based on future milestone payment due dates. In such instances, the revenue recognized may exceed the amount invoiced to the customer and such balances are included in contract assets since our right to receive payment is not unconditional, but rather is conditional upon customer collections or the continued functionality of the software and our ongoing support and maintenance obligations. Contract liabilities consist mainly of fees invoiced or paid by our clients for which the associated services have not been performed and revenues have not been recognized. Contract assets and contract liabilities are reported in a net position on an individual contract basis at the end of each reporting period. Contract assets are classified as current or long-term on our consolidated balance sheets based on the timing of when we expect to complete the related performance obligations and invoice the customer. Contract liabilities are classified as current on our consolidated balance sheets since the revenue recognition associated with the related customer payments and invoicing is expected to occur within the next twelve months. During the years ended March 31, 2022 and 2021, we recognized $69,062 and $74,097, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $33,352 as of March 31, 2022, of which $11,698 is classified as current and included as prepaid expenses and other current assets and $21,654 is classified as long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. Capitalized commissions costs were $28,503 as of March 31, 2021, of which $9,399 was classified as current and $19,104 was classified as long-term.

During the years ended March 31, 2022, 2021, and 2020, we recognized $12,044, $11,236, and $8,006, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

4. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	March 31, 2022	March 31, 2021
Accounts receivable, gross	$79,945	$81,746
Allowance for credit losses	(3,888)	(4,205)
Accounts receivable, net	$76,057	$77,541

The following table represents the changes in the allowance for credit losses, as of and for the twelve months ended March 31, 2022 and 2021:

Balance as of March 31, 2020	$(3,549)
Additions charged to costs and expenses	(2,834)
Deductions	2,178
Balance as of March 31, 2021	$(4,205)
Additions charged to costs and expenses	(1,915)
Deductions	2,232
Balance as of March 31, 2022	$(3,888)

5. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022 and March 31, 2021:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$59,829	$59,829	$—	$—
Restricted cash and cash equivalents	6,918	6,918	—	—
	$66,747	$66,747	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$73,295	$73,295	$—	$—
Restricted cash and cash equivalents	5,280	5,280	—	—
	$78,575	$78,575	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$533	$—	$533	$—
	$533	$—	$533	$—

(1)	Cash equivalents consist primarily of money market funds.

During the year ended March 31, 2021, we recorded a net benefit of $1,367 from fair value adjustments, which was related to the contingent consideration liability from the acquisition of Topaz Information Systems, LLC (“Topaz”). As of March 31, 2021, the fair value of the contingent consideration liability was $533, calculated based on actual earnout achievement through the end of the performance period and was reflected under a Level 2 valuation hierarchy because the fair value was determined based on other significant observable inputs.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the year ended March 31, 2021.

Balance at March 31, 2020	$1,900
Fair value adjustments	(1,367)
Transfer of Topaz contingent consideration to Level 2	(533)
Balance at March 31, 2021	$—

During the year ended March 31, 2022, we recorded a fair value adjustment of $7 for the contingent consideration liability related to the acquisition of Topaz based on actual earnout achievement. The contingent consideration liability of $540 was fully settled as of March 31, 2022.

The following table presents activity in our financial assets and liabilities measured at fair value using significant other observable inputs (Level 2) as of and for the year ended March 31, 2022:

Balance at March 31, 2021	$533
Fair value adjustments	7
Payment of Topaz contingent consideration	(540)
Balance at March 31, 2022	$—

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

Total operating lease costs were $6,549, $9,190, and $10,309 for the years ended March 31, 2022, 2021, and 2020, respectively. Components of operating lease costs are summarized as follows:

	Twelve Months Ended March 31,
	2022	2021
Operating lease costs	$6,328	$8,235
Short-term lease costs	8	25
Variable lease costs	774	1,444
Less: Sublease income	(561)	(514)
Total operating lease costs	$6,549	$9,190

Supplemental cash flow information related to operating leases is summarized as follows:

	Twelve Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$13,766	$18,651
Operating lease assets obtained in exchange for operating lease liabilities	1,610	3,107

As of March 31, 2022, our operating leases had a weighted average remaining lease term of 2.7 years and a weighted average discount rate of 3.7%. Future minimum aggregate lease payments under operating leases as of March 31, 2022 are summarized as follows:

For the year ended March 31,
2023	$8,815
2024	6,886
2025	4,388
2026	1,257
Total future lease payments	21,346
Less interest	(1,323)
Total lease liabilities	$20,023

During the year ended March 31, 2022, we vacated portions of certain leased locations and recorded impairments of $3,906 to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine, Horsham, Atlanta, Fairport, Hunt Valley, Bangalore, and St. Louis based on projected sublease rental income and estimated sublease commencement dates. The impairment analyses were performed at the asset group level and the impairment charges were estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

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

7. Goodwill

During the quarter ended June 30, 2021, we performed a qualitative assessment, which indicated that it was more likely than not that the fair value of goodwill exceeded its net carrying value and, therefore, additional impairment testing was not deemed necessary. We also did not identify any events or circumstances that would require an interim goodwill impairment test.

The carrying amount of goodwill as of March 31, 2022 and 2021 were both $267,212.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(29,824)	(116)	(34,207)	(64,147)
Net intangible assets	$9,376	$134	$14,793	$24,303

	March 31, 2021
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$91,500	$130,950
Accumulated amortization	(26,349)	(67)	(67,834)	(94,250)
Net intangible assets	$12,851	$183	$23,666	$36,700

Amortization expense related to customer relationships and trade names recorded as operating expenses in the consolidated statements of net income and comprehensive income was $3,525, $4,449, and $4,143 for the years ended March 31, 2022, 2021 and 2020, respectively. Amortization expense related to software technology recorded as cost of revenue was $8,872, $16,660, and $18,393 for the years ended March 31, 2022, 2021, and 2020, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2022:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2023	$2,820	$5,154	$7,974
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027	631	242	873
2028 and beyond	557	—	557
Total	$9,510	$14,793	$24,303

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	March 31, 2022	March 31, 2021
Gross carrying amount	$110,155	$96,908
Accumulated amortization	(66,197)	(55,434)
Net capitalized software costs	$43,958	$41,474

During the year ended March 31, 2020, we recorded $3,198 of impairments related to the write down of previously capitalized software development costs for certain technology that will no longer be utilized in any future software solutions. Amortization expense related to capitalized software costs was $23,016, $20,108, and $17,085 for the years ended March 31, 2022, 2021, and 2020, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2022. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2023	$24,000
2024	12,300
2025	5,600
2026	2,058
Total	$43,958

10. Line of Credit

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

The revolving loans are subject to customary representations, warranties and ongoing affirmative and negative covenants and agreements. The negative covenants include, among other things, limitations on indebtedness, liens, asset sales, mergers and acquisitions, investments, transactions with affiliates, dividends and other restricted payments, payment of subordinated indebtedness and convertible debt and amendments to subordinated indebtedness documents and sale and leaseback transactions of ours or any of our subsidiaries. The Credit Agreement also requires us to maintain (1) a maximum net leverage ratio of 3.75 to 1.00 and (2) a minimum interest coverage ratio of 3.50 to 1.00 at the end of each fiscal quarter through the term of the loan. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2022.

As of March 31, 2022 and 2021, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

During the years ended March 31, 2022, 2021, and 2020, we recorded $791, $2,541, and $1,274 of interest expense (excluding amortization of deferred debt issuance costs), respectively. The weighted average interest rates were approximately 0.0%, 2.2%, and 2.4% for the years ended March 31, 2022, 2021, and 2020, respectively. We had no borrowings outstanding at any time during the year ended March 31, 2022.

Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of March 31, 2022, total unamortized debt issuance costs were $2,006. As of March 31, 2021, total unamortized debt issuance costs were $2,521, which includes $1,423 of additional costs related to the Credit Agreement, and net of $326 unamortized debt issuance costs that were written off in connection with amending the Original Credit Agreement. During the years ended March 31, 2022, 2021, and 2020, we recorded $508, $1,026, and $710, respectively, in amortization of deferred debt issuance costs, including amounts written off for the year ended March 31, 2021.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$59,829	$73,295
Restricted cash and cash equivalents	6,918	5,280
Cash, cash equivalents, and restricted cash	$66,747	$78,575

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2022	March 31, 2021
Prepaid expenses	$24,229	$20,679
Capitalized commissions costs	11,698	9,399
Other current assets	1,175	1,204
Prepaid expenses and other current assets	$37,102	$31,282

Equipment and improvements are summarized as follows:

	March 31, 2022	March 31, 2021
Computer equipment	$36,293	$35,244
Internal-use software	19,001	18,174
Leasehold improvements	13,227	14,418
Furniture and fixtures	9,579	11,555
Equipment and improvements, gross	78,100	79,391
Accumulated depreciation and amortization	(68,980)	(64,852)
Equipment and improvements, net	$9,120	$14,539

Other assets are summarized as follows:

	March 31, 2022	March 31, 2021
Capitalized commission costs	$21,654	$19,104
Deposits	5,793	5,505
Debt issuance costs	2,006	2,521
Other noncurrent assets	9,573	9,891
Other assets	$39,026	$37,021

Accrued compensation and related benefits are summarized as follows:

	March 31, 2022	March 31, 2021
Accrued bonus	$27,311	$29,382
Accrued vacation	11,785	12,038
Accrued commissions	5,353	4,628
Deferred payroll taxes	3,817	3,817
Accrued payroll and other	470	509
Accrued compensation and related benefits	$48,736	$50,374

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2022	March 31, 2021
Accrued hosting costs	$12,510	$6,158
Care services liabilities	6,918	5,280
Sales returns reserves and other customer liabilities	5,725	9,449
Accrued consulting and outside services	4,799	3,002
Customer credit balances and deposits	4,622	4,638
Accrued royalties	3,557	3,125
Accrued employee benefits and withholdings	3,535	4,649
Accrued outsourcing costs	2,264	2,266
Accrued self insurance expense	2,208	1,737
Accrued EDI expense	2,168	2,020
Accrued legal expense	1,439	6,302
Accrued taxes payable	540	586
Contingent consideration related to acquisitions	—	533
Other accrued expenses	3,248	2,954
Other current liabilities	$53,533	$52,699

Uncertain tax positions	4,196	3,175
Other liabilities	374	144
Deferred payroll taxes	—	3,817
Other noncurrent liabilities	$4,570	$7,136

12. Income Taxes

The provision for (benefit of) income taxes consists of the following components:

	Fiscal Year Ended March 31,
	2022	2021	2020
Current:
Federal taxes	$1,090	$6,562	$408
State taxes	1,081	1,226	858
Foreign taxes	1,192	826	874
Total current taxes	3,363	8,614	2,140
Deferred:
Federal taxes	$43	$(6,053)	$(3,578)
State taxes	(379)	(2,068)	(1,682)
Foreign taxes	551	(733)	(119)
Total deferred taxes	215	(8,854)	(5,379)
Provision for (benefit of) income taxes	$3,578	$(240)	$(3,239)

The provision for (benefit of) income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Tax expense at United States federal statutory rate (1)	$1,091	$1,948	$895
Items affecting federal income tax rate:
Executive compensation limitation	2,068	775	260
Impact of uncertain tax positions	1,620	278	1,062
Share-based compensation	1,059	865	125
State income taxes	950	572	687
Impact of foreign operations	356	(1,203)	(683)
Impact of amended returns	163	(9)	67
Impact of deferred adjustments	88	(251)	159
Impact of audit settlements	—	(56)	(61)
Acquisition expenses	—	—	229
Non-deductible expenses	(27)	(258)	643
Return to provision true-ups	(152)	(15)	(1,868)
Impact of valuation allowance	(882)	563	(49)
Research and development tax credits	(2,756)	(3,449)	(4,705)
Provision for (benefit of) income taxes	$3,578	$(240)	$(3,239)

(1)	Federal statutory rate was 21.0% for March 31, 2022, 2021 and 2020.

The net deferred tax assets and liabilities in the accompanying consolidated balance sheets consist of the following:

	March 31, 2022	March 31, 2021
Deferred tax assets:
Compensation and benefits	$17,494	$19,541
Deferred revenue	9,245	8,325
Research and development credit	7,165	7,706
Net operating losses	6,018	7,652
Operating lease liabilities	3,774	6,204
Foreign deferred taxes	1,755	2,306
Allowance for credit losses	1,658	1,819
Accounts receivable	511	—
Accrued legal settlement	—	905
Total deferred tax assets	47,620	54,458
Deferred tax liabilities:
Prepaid expense	$(10,895)	$(9,396)
Intangibles assets	(8,703)	(9,451)
Operating right-of-use assets	(1,713)	(3,003)
Capitalized software	(647)	(4,659)
Accelerated depreciation	(640)	(1,339)
Other	(630)	(611)
Accounts receivable	—	(510)
Total deferred tax liabilities	(23,228)	(28,969)
Valuation allowance	(5,133)	(6,015)
Deferred tax assets, net	$19,259	$19,474

The deferred tax assets and liabilities have been shown net in the accompanying consolidated balance sheets as noncurrent.

As of March 31, 2022 and 2021, we had federal net operating loss (“NOL”) carryforwards of $10,801 and $18,748, respectively. The federal NOL carryforwards were inherited in connection with our acquisitions of HealthFusion in January 2016, Gennius in March 2015, Entrada in April 2017, EagleDream in August 2017, and Medfusion in December 2019. The NOL carryforwards expire in various amounts starting in fiscal 2030 for both federal and state tax purposes. As of March 31, 2022, we had state NOL carryforwards of approximately $3,750 (tax effected), related to the HealthFusion, Entrada, EagleDream, and Medfusion acquisitions. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

As of March 31, 2022 and 2021, the research and development tax credit carryforward available to offset future federal and state taxes was $8,155 and $8,574, respectively. The federal credits include credits inherited in connection with our acquisition of Medfusion in December 2019. The credits expire in various amounts starting in fiscal 2034.

We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain foreign and state credits and state NOL carryforwards for which we have recorded a valuation allowance.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the one-time Transition Tax, we intend to continue investing these earnings indefinitely outside of the U.S. If we determine that all or a portion of our foreign earnings are no longer to be indefinitely reinvested, we may be subject to additional foreign withholding taxes and state income taxes in the U.S. beyond the Tax Reform’s one-time Transition Tax. In the event that we distribute the foreign earnings to the U.S., we will incur and record foreign withholding related taxes and U.S. state taxes of approximately $4,217 and $714, respectively.

The Taxation Laws (Amendment) Act, 2019 was enacted on December 12, 2019 to lower corporate tax rates in India. We opted not to elect for the reduced tax rate for various factors for the year ended March 31, 2022 and 2021.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities and deferred income taxes, net in our consolidated balance sheet, is as follows:

Balance as of March 31, 2020	$4,192
Additions for prior year tax positions	220
Additions for current year tax positions	635
Reductions for prior year tax positions	(621)
Balance as of March 31, 2021	4,426
Additions for prior year tax positions	1,184
Additions for current year tax positions	763
Reductions for prior year tax positions	(261)
Balance as of March 31, 2022	$6,112

During the year ended March 31, 2022, we recorded additional net liabilities of $1,686 related to various federal, foreign, and state tax planning benefits recorded in the current year for current and prior year tax positions. If recognized, the total amount of unrecognized tax benefit that would decrease the income tax provision is $6,112.

Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of net income and comprehensive income. We had approximately $286 and $88 of accrued interest related to income tax matters as of March 31, 2022 and 2021, respectively. We recognized interest expense of $199, interest income of $85, and interest income of $35 in the years ended March 31, 2022, 2021 and 2020, respectively, related to income tax matters in the consolidated statements of net income and comprehensive income. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.

We are subject to taxation in federal, various state, Indian, and United Kingdom jurisdictions. We are no longer subject to U.S. federal income tax examinations or other foreign tax authorities for tax years before fiscal year ended 2018. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2017. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

13. Employee Benefit Plans

We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the Internal Revenue Service limit per year based on the Internal Revenue Code. The annual contribution is determined by a formula set by our Board of Directors ("Board") and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board. Net contributions of $6,922, $4,625 and $4,658 were made by the Company to the 401(k) plan for the years ended March 31, 2022, 2021, and 2020, respectively. Net contributions for the year ended March 31, 2022 reflect an additional discretionary Company contribution made to eligible employees.

We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $7,230 and $6,620 at March 31, 2022 and 2021, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $8,098 and $8,126 at March 31, 2022 and 2021, respectively. The values of the life insurance policies and our related obligations are included on the accompanying consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $116, $79 and $74 to the Deferral Plan for the years ended March 31, 2022, 2021, and 2020, respectively.

14. Stockholders’ Equity

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors (“Board”) or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2022, there were 44,200 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of March 31, 2022, there were 1,409,539 outstanding options, 2,205,149 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 2,399,848 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of March 31, 2022, there were 1,037,614 outstanding shares of restricted stock awards, 450,000 outstanding performance stock unit awards, and 12,386 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the fiscal years ended March 31, 2022, 2021 and 2020:

	Fiscal Year Ended March 31,
	2022	2021	2020
Costs and expenses:
Cost of revenue	$2,183	$1,991	$2,051
Research and development costs	4,508	4,036	3,875
Selling, general and administrative	19,861	16,683	13,768
Total share-based compensation	26,552	22,710	19,694
Income tax benefit	(6,221)	(5,415)	(4,726)
Decrease in net income	$20,331	$17,295	$14,968

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Stock Options

The following table summarizes the stock option transactions during the years ended March 31, 2022, 2021, and 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2019	3,166,525	15.36	5.5	$7,040
Exercised	(55,325)	15.87	4.3	$138
Forfeited/Canceled	(75,450)	23.38	1.5
Expired	(34,400)	43.04
Outstanding, March 31, 2020	3,001,350	$14.83	4.7	$—
Exercised	(116,916)	16.21	3.3	$303
Forfeited/Canceled	(47,350)	18.58	3.7
Expired	(46,000)	29.17
Outstanding, March 31, 2021	2,791,084	$14.47	3.7	$10,303
Exercised	(1,248,525)	13.76	2.7	2,638
Forfeited/Canceled	(32,320)	19.51	3.0
Expired	(56,500)	18.85
Outstanding, March 31, 2022	1,453,739	$14.80	2.9	$8,886
Vested and expected to vest, March 31, 2022	1,445,622	$14.79	2.9	$8,854
Exercisable, March 31, 2022	1,403,357	$14.72	2.8	$8,690

Share-based compensation expense related to stock options was $1,251, $2,536, and $3,826 for the years ended March 31, 2022, 2021, and 2020, respectively.

There were no stock options granted during the years ended March 31, 2022, 2021 and 2020.

Non-vested stock option award activity during the years ended March 31, 2022, 2021, and 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,845,855	$5.52
Vested	(745,033)	5.29
Forfeited/Canceled	(9,150)	6.42
Outstanding, March 31, 2020	1,091,672	$5.67
Vested	(605,433)	5.40
Forfeited/Canceled	(26,900)	6.80
Outstanding, March 31, 2021	459,339	$5.96
Vested	(391,457)	5.74
Forfeited/Canceled	(17,500)	7.96
Outstanding, March 31, 2022	50,382	$6.98

As of March 31, 2022, $83 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.2 years. This amount does not include the cost of new options that may be granted in future periods. The total fair value of options vested during the years ended March 31, 2022, 2021, and 2020 was $2,248, $3,272, and $3,940, respectively.

Restricted Stock Awards

Restricted stock awards activity during the years ended March 31, 2022, 2021, and 2020 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2019	1,715,958	$16.29
Granted	1,529,831	16.93
Vested	(764,290)	16.05
Canceled	(168,719)	17.06
Outstanding, March 31, 2020	2,312,780	$16.74
Granted	1,222,863	12.04
Vested	(1,053,792)	16.22
Canceled	(218,282)	15.30
Outstanding, March 31, 2021	2,263,569	$14.58
Granted	2,391,578	15.87
Vested	(1,109,520)	15.17
Canceled	(302,864)	14.94
Outstanding, March 31, 2022	3,242,763	$15.30

Share-based compensation expense related to restricted stock awards was $20,821, $16,371, and $14,706 for the years ended March 31, 2022, 2021, and 2020, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of March 31, 2022, $35,894 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $18,156, $14,138 and $12,962 for the years ended March 31, 2022, 2021, and 2020.

Net Share Settlements

Restricted stock awards are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards that vested during the years ended March 31, 2022, 2021 and 2020 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the years ended March 31, 2022, 2021 and 2020 were 356,490, 349,895 and 241,571, respectively, and were based on the value of the restricted stock awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

Performance Stock Units and Awards

On December 29, 2016, the Compensation Committee of the Board granted 123,082 performance stock awards to certain executive officers, of which no shares are currently outstanding and 102,813 shares were ultimately earned and issued during the performance period. The performance stock awards vested in four equal increments on each of the first four anniversaries of the grant date, subject in each case to the executive officer’s continued service and achievement of certain Company performance goals, including strong stock price performance. Share-based compensation expense related to the performance stock awards was $184 and $246 for the years ended March 31, 2021 and 2020. The total fair value of performance stock awards vested as of the vesting dates were $422 and $368 for the years ended March 31, 2021, and 2020.

On October 23, 2018, the Compensation Committee of the Board approved 248,140 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, of which no shares are currently outstanding and no shares were ultimately earned or issued during the performance period. Approximately 34% of the performance stock units were tied to our cumulative 3-year total shareholder return, 33% were tied to our fiscal year 2021 revenue, and 33% were tied to our fiscal year 2021 adjusted earnings per share goals, each as specifically defined in the equity award agreements. The number of shares to be issued was to vary between 50% and 200% of the number of performance stock units depending on performance, and no such shares were to be issued if threshold performance was not achieved. The weighted-average grant date fair value of the awards was $17.84 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue and earnings per share targets. Share-based compensation expense related to the performance stock unit awards tied to revenue and adjusted earnings per share goals was not significant. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was $458 for each of the years ended March 31, 2021 and 2020, respectively. Share-based compensation expense related to the performance stock unit awards tied to total shareholder return was a benefit of $359 for the year ended March 31, 2022 primarily due to cancellation of awards associated with the departure of our former Chief Executive Officer.

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $1,455 and $309 for the years ended March 31, 2021 and 2020, respectively. Share-based compensation expense related to the performance stock unit awards was $82 for the year ended March 31, 2022, which includes the impact of the cancellation of awards associated with the resignation of our former Chief Executive Officer and the retirement of one our executives.

On October 26, 2020, the Compensation Committee of the Board approved 408,861 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified.  Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2022 revenue goal and 20% are tied to the Company’s fiscal year 2023 revenue goal. Performance stock unit awards funded for fiscal year 2022 and fiscal year 2023 revenue performance will be modified for cumulative 3-year TSR on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 8.5% and 199.5% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.25 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. Share-based compensation expense related to the performance stock unit awards was $1,418 and $1,187 for the years ended March 31, 2022 and 2021, respectively.

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer under the Inducement Plan. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. Share-based compensation expense related to the performance stock unit award was $1,210 for the year ended March 31, 2022.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share. Share-based compensation expense related to the performance stock unit award was $1,476 for the year ended March 31, 2022.

As of March 31, 2022, $12,069 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of March 31, 2022, we have issued 888,961 shares under the Purchase Plan and 3,111,039 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $553, $519, and $484 for the years ended March 31, 2022, 2021, and 2020, respectively.

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

During the year ended March 31, 2022, we repurchased 2,169,896 shares of common stock for a total of $35,874 at a weighted-average share repurchase price of approximately $16.53.  As of March 31, 2022, $24,126 remained available for share repurchases pursuant to the Company’s share repurchase program.

Of the total shares repurchased, 2,000,000 shares were purchased from a shareholder who previously owned 7.4% of our total shares of common stock for an aggregate purchase price of approximately $33,100. The shares repurchased represented approximately 3.0% of our total shares of common stock outstanding at March 31, 2022.

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

Additionally, we are subject to the regulation and oversight of various federal and state governmental agencies that enforce fraud and abuse programs related to the submission of fraudulent claims for reimbursement from governmental payers. We have received, and from time to time may receive, inquiries or subpoenas from federal and state agencies. Under the False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against entities that submit, or cause to be submitted, fraudulent claims for reimbursement. Qui tam or whistleblower actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. We refer you to the discussion of regulatory and litigation risks within “Item 1A. Risk Factors” of our notes to consolidated financial statements included elsewhere in this Report and below for a discussion of current legal proceedings.

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

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to respond to the government’s request. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, which themselves may lead to material fines, penalties or other liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any. However, the unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, financial condition or cash flow.

Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

16. Restructuring Plan

During the year ended March 31, 2022, we recorded restructuring costs of $539, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income. The payroll-related costs were substantially paid as of March 31, 2022.

During the year ended March, 31, 2021, we recorded $2,562 of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement within operating expenses in our consolidated statements of net income and comprehensive income, which was related to our decision to execute a reduction in our workforce of less than 3% and other temporary cost reductions in response to the COVID-19 pandemic that we announced in May 2020. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of March 31, 2021.

During the year ended March 31, 2020, we recorded $2,505 of restructuring costs, consisting of primarily of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement within operating expenses in our consolidated statements of comprehensive income, which was related to a business restructuring plan we implemented in June 2019 as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. As part of the restructuring, we reduced our total workforce by approximately 4% primarily within the research and development function and intend to expand on our research and development resources in India. These amounts were accrued when it was probable that the benefits would be paid, and the amounts were reasonably estimable. The payroll-related costs were substantially paid as of March 31, 2020.

17. Subsequent Event

On May 17, 2022, we entered into an amendment to the Credit Agreement, which, among other changes, provides more favorable terms and flexibility with regards to our ability to obtain additional revolving credit commitments and/or term loans thereunder, including amendments to the net leverage ratio and definition of restricted payments.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2022	$3,593	$5,381	$(5,596)	$3,378
March 31, 2021	$4,191	$6,595	$(7,193)	$3,593
March 31, 2020	$4,759	$7,094	$(7,662)	$4,191

	Allowance for Credit Losses
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2022	$4,205	$1,915	$(2,232)	$3,888
March 31, 2021	$3,549	$2,834	$(2,178)	$4,205
March 31, 2020	$6,054	$3,367	$(5,872)	$3,549

	Valuation Allowance for Deferred Taxes
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition Related Additions	Deductions	Balance at End of Year
March 31, 2022	$6,015	$7	$—	$(889)	$5,133
March 31, 2021	$5,452	$877	$—	$(314)	$6,015
March 31, 2020	$3,563	$327	$1,590	$(28)	$5,452