Form 10-Q
period 2022-06-30
NEXTGEN HEALTHCARE, INC.
filed 2022-07-27
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding shares of the Registrant’s common stock as of July 22, 2022 was 68,018,785 shares.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2022

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$40,361	$59,829
Restricted cash and cash equivalents	8,054	6,918
Accounts receivable, net	77,279	76,057
Contract assets	25,464	25,157
Income taxes receivable	7,367	6,507
Prepaid expenses and other current assets	34,011	37,102
Total current assets	192,536	211,570
Equipment and improvements, net	8,326	9,120
Capitalized software costs, net	47,602	43,958
Operating lease assets	9,707	11,316
Deferred income taxes, net	19,187	19,259
Contract assets, net of current	1,729	1,910
Intangibles, net	21,817	24,303
Goodwill	267,212	267,212
Other assets	39,879	39,026
Total assets	$607,995	$627,674
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,042	$9,125
Contract liabilities	63,094	61,280
Accrued compensation and related benefits	25,967	48,736
Income taxes payable	363	99
Operating lease liabilities	7,946	8,089
Other current liabilities	45,187	53,533
Total current liabilities	157,599	180,862
Deferred compensation	7,181	7,230
Operating lease liabilities, net of current	9,794	11,934
Other noncurrent liabilities	4,562	4,570
Total liabilities	179,136	204,596
Commitments and contingencies (Note 15)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; issued and outstanding 68,064 and 67,075 shares at June 30, 2022 and March 31, 2022, respectively	704	692
Treasury stock, at cost, 2,318 shares and 2,170 shares at June 30, 2022 and March 31, 2022, respectively	(38,379)	(35,874)
Additional paid-in capital	337,071	329,917
Accumulated other comprehensive loss	(1,937)	(1,909)
Retained earnings	131,400	130,252
Total shareholders' equity	428,859	423,078
Total liabilities and shareholders' equity	$607,995	$627,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues:
Recurring	$139,759	$132,381
Software, hardware, and other non-recurring	13,543	13,703
Total revenues	153,302	146,084
Cost of revenue:
Recurring	62,244	57,160
Software, hardware, and other non-recurring	10,676	7,497
Amortization of capitalized software costs and acquired intangible assets	7,134	8,084
Total cost of revenue	80,054	72,741
Gross profit	73,248	73,343
Operating expenses:
Selling, general and administrative	49,034	48,486
Research and development costs, net	21,795	19,321
Amortization of acquired intangible assets	705	881
Impairment of assets	524	382
Restructuring costs	—	539
Total operating expenses	72,058	69,609
Income from operations	1,190	3,734
Interest income	46	12
Interest expense	(330)	(317)
Other expense, net	(5)	(22)
Income before provision for (benefit of) income taxes	901	3,407
Provision for (benefit of) income taxes	(247)	559
Net income	$1,148	$2,848
Other comprehensive income:
Foreign currency translation, net of tax	(28)	(38)
Comprehensive income	$1,120	$2,810
Net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Weighted-average shares outstanding:
Basic	67,588	67,175
Diluted	68,283	67,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2022
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, March 31, 2022	67,075	$692	$(35,874)	$329,917	$130,252	$(1,909)	$423,078
Common stock issued under stock plans, net of shares withheld for taxes	1,137	12	—	(1,612)	—	—	(1,600)
Stock-based compensation	—	—	—	8,766	—	—	8,766
Repurchase of common stock (1)	(148)	—	(2,505)	—	—	—	(2,505)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(28)	(28)
Net income	—	—	—	—	1,148	—	1,148
Balance, June 30, 2022	68,064	704	(38,379)	337,071	131,400	(1,937)	428,859

(1)	Weighted-average repurchase price (dollars per share) for the three months ended June 30, 2022 was $16.93.

	Three Months Ended June 30, 2021
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, March 31, 2021	67,069	$671	$-	$304,263	$128,634	$(1,924)	$431,644
Common stock issued under stock plans, net of shares withheld for taxes	293	3	—	(2,301)	—	—	(2,298)
Stock-based compensation	—	—	—	6,412	—	—	6,412
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	2,848	—	2,848
Balance, June 30, 2021	67,362	674	—	308,374	131,482	(1,962)	438,568

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,148	$2,848
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	5,354	5,866
Amortization of debt issuance costs	127	127
Amortization of other intangibles	2,486	3,099
Deferred income taxes	—	28
Depreciation	1,292	2,108
Excess tax benefit from share-based compensation	(411)	(176)
Impairment of assets	524	382
Loss on disposal of equipment and improvements	41	38
Loss on foreign currency exchange rates	6	—
Non-cash operating lease costs	914	1,628
Provision for bad debts	241	639
Share-based compensation	8,766	6,412
Changes in assets and liabilities:
Accounts receivable	(1,464)	3,407
Contract assets	(126)	(919)
Accounts payable	5,829	(4,334)
Contract liabilities	1,814	(582)
Accrued compensation and related benefits	(22,668)	(21,964)
Income taxes	(191)	464
Deferred compensation	(49)	743
Operating lease liabilities	(2,085)	(2,676)
Other assets and liabilities	(6,193)	3,175
Net cash provided by (used in) operating activities	(4,645)	313
Cash flows from investing activities:
Additions to capitalized software costs	(8,998)	(5,538)
Additions to equipment and improvements	(455)	(1,002)
Net cash used in investing activities	(9,453)	(6,540)
Cash flows from financing activities:
Proceeds from issuance of shares under employee plans	2,068	671
Repurchase of common stock	(2,505)	—
Payments for taxes related to net share settlement of equity awards	(3,668)	(2,969)
Net cash used in financing activities	(4,105)	(2,298)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(129)	—
Net decrease in cash, cash equivalents, and restricted cash	(18,332)	(8,525)
Cash, cash equivalents, and restricted cash at beginning of period	66,747	78,575
Cash, cash equivalents, and restricted cash at end of period	$48,415	$70,050

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$360	$294
Cash refunds from income taxes	9	19
Cash paid for interest	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	2,308	2,964
Operating lease assets obtained in exchange for operating lease liabilities	—	—
Accrued purchases of equipment and improvements	96	169

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three months ended June 30, 2022 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

Certain prior period amounts have been reclassified to conform to current period presentation. References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Use of Estimates.  We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and recording revenue and expenses during the period. Our estimates and assumptions consider the potential economic implications of COVID-19 on our critical and significant accounting estimates.

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

2. Revenue from Contracts with Customers

Revenue Recognition and Performance Obligations

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, transactional and data services, and other non-recurring services, including implementation, training, and consulting services. Our contracts with customers may include multiple performance obligations that consist of various combinations of our software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended June 30,
	2022	2021
Recurring revenues:
Subscription services	$42,759	$38,284
Support and maintenance	39,138	38,486
Managed services	30,645	27,908
Transactional and data services	27,217	27,703
Total recurring revenues	139,759	132,381

Software, hardware, and other non-recurring revenues:
Software license and hardware	6,199	7,214
Other non-recurring services	7,344	6,489
Total software, hardware and other non-recurring revenues	13,543	13,703

Total revenues	$153,302	$146,084

Recurring revenues consists of subscription services, support and maintenance, managed services, and transactional and data services. Software, hardware, and other non-recurring revenues consists of revenue from sales of software license and hardware and certain non-recurring services, such as implementation, training, and consulting performed for clients who use our products.

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

Managed services. Managed services consist primarily of RCM and related services, but also includes our hosting services, which we refer to as managed cloud services, transcription services, and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgement is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints when appropriate whereby we include in the transaction price estimated variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are assessed at the contract level. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Our managed cloud services represent a single performance obligation to provide cloud hosting services to our customers and related revenue is recognized ratably over the respective noncancelable contract term. Performance obligations related to the transcription services and other recurring services are satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

Transactional and data services. Performance obligations related to transactional and data services, including EDI, patient pay, and other transaction processing services are satisfied at the point in time the services are rendered or delivered. The transfer of control occurs when the transactional and data services are delivered and the customer receives the benefits from the services provided. Revenue is recognized as such services are rendered.

Beginning in fiscal year 2023, to align the presentation of disaggregated revenue with the manner in which management reviews such information, the presentation of disaggregated revenues by major revenue categories was revised to reclassify revenues related to patient pay services and certain other services from the managed services category into the transactional and data services category, which replaced the prior EDI and data services category. The prior period presentation of revenues disaggregated by major revenue categories and by occurrence above has been reclassified to conform with current period presentation.

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2022, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $605,700, of which we expect to recognize approximately 8% as services are rendered or goods are delivered, 52% over the next 12 months, and the remainder thereafter.

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

During the three months ended June 30, 2022 and 2021, we recognized $17,724 and $17,781, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $33,885 as of June 30, 2022, of which $11,914 is classified as current and included as prepaid expenses and other current assets and $21,971 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended June 30, 2022 and 2021, we recognized $3,487 and $2,926, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	June 30, 2022	March 31, 2022
Accounts receivable, gross	$81,216	$79,945
Allowance for credit losses	(3,937)	(3,888)
Accounts receivable, net	$77,279	$76,057

The following table represents the changes in the allowance for credit losses, as of and for the three months ended June 30, 2022:

Balance as of March 31, 2022	$(3,888)
Additions charged to costs and expenses	(241)
Deductions	192
Balance as of June 30, 2022	$(3,937)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022 and March 31, 2021:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$40,361	$40,361	$—	$—
Restricted cash and cash equivalents	8,054	8,054	—	—
	$48,415	$48,415	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$59,829	$59,829	$—	$—
Restricted cash and cash equivalents	6,918	6,918	—	—
	$66,747	$66,747	$—	$—

(1)	Cash equivalents consist primarily of money market funds.

There are no assets or liabilities accounted for utilizing unobservable inputs (Level 3) or measured at fair value using significant other observable inputs (Level 2), as of June 30, 2022.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income. Total operating lease costs were $942 and $1,864 for the three months ended June 30, 2022 and 2021, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended June 30,
	2022	2021
Operating lease costs	$949	$1,833
Short-term lease costs	—	6
Variable lease costs	173	157
Less: Sublease income	(180)	(132)
Total operating lease costs	$942	$1,864

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,308	$2,964
Operating lease assets obtained in exchange for operating lease liabilities	—	—

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2022 and 2026. As of June 30, 2022, our operating leases had a weighted average remaining lease term of 2.5 years and a weighted average discount rate of 3.7%. Future minimum aggregate lease payments under operating leases as of June 30, 2022 are summarized as follows:

For the year ended March 31,
2023	$6,507
2024	6,885
2025	4,387
2026	1,257
Total future lease payments	19,036
Less interest	(1,296)
Total lease liabilities	$17,740

During the three months ended June 30, 2022 we recorded impairments of $524 to the operating right-of-use asset and related fixed assets for our previously vacated portion of our St. Louis, MO office related to changes in projected sublease assumptions.  During the three months ended June 30, 2021, we vacated our Fairport, NY office and recorded impairments of $382 to our operating right-of-use assets and certain related fixed assets based on projected sublease rental income and the estimated sublease commencement date. These impairment analyses were performed at the asset group level and the impairment charge was estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

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

During the quarter ended June 30, 2022, we performed a qualitative assessment, which indicated that it was more likely than not that the fair value of goodwill exceeded its net carrying value and, therefore, additional impairment testing was not deemed necessary. We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of June 30, 2022 and March 31, 2021 was $267,212.

7. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(30,516)	(129)	(35,988)	(66,633)
Net intangible assets	$8,684	$121	$13,012	$21,817

	March 31, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(29,824)	(116)	(34,207)	(64,147)
Net intangible assets	$9,376	$134	$14,793	$24,303

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $705 and $881 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to software technology recorded as cost of revenue was $1,781 and $2,218 for the three months ended June 30, 2022 and 2021, respectively.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of June 30, 2022:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2023	$2,115	$3,373	$5,488
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027	631	242	873
2028 and beyond	557	-	557
Total	$8,805	$13,012	$21,817

8. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2022	March 31, 2022
Gross carrying amount	$118,759	$110,155
Accumulated amortization	(71,157)	(66,197)
Net capitalized software costs	$47,602	$43,958

Amortization expense related to capitalized software costs was $5,354 and $5,866 for the three months ended June 30, 2022 and 2021, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income. During the three months ended, we retired $393 of fully amortized capitalized software costs that are no longer being utilized by our client base.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2022. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2023	$20,300
2024	15,900
2025	8,000
2026	3,402
Total	$47,602

9. Line of Credit

On March 12, 2021, we entered into a $300,000 second amended and restated revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders. The Credit Agreement replaces our prior $300,000 amended and restated revolving credit agreement, originally entered into on January 4, 2016 and amended on March 29, 2018. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement also provides us with the ability to obtain up to $150,000 in the aggregate of additional revolving credit commitments and/or term loans thereunder (i.e., in excess of $300,000) upon satisfaction of certain conditions, including receipt of commitments from new or existing lenders to provide such additional revolving credit commitments and/or term loans.

On May 17, 2022, we entered into that certain Amendment No. 1 to Credit Agreement (the “First Amendment”) with the Administrative Agent and the lenders party thereto to amend the existing Credit Agreement. The First Amendment modifies the Credit Agreement to increase our net leverage ratio maintenance covenant from 3.75x to 4.00x and increase the related adjusted covenant period option (available upon the consummation of certain acquisitions) from 4.25x to 4.75x, in each case, commencing with the reporting period ending June 30, 2022. The First Amendment also makes certain updates to the conditions restricting the making of certain dividends, distributions, and other restricted payments by the Company so that such conditions are based on the our net leverage ratio (as set forth in the Credit Agreement) rather than our total leverage ratio, to increase the dollar cap for such restricted payments that can be made without satisfying leverage conditions from $11,500 to $25,000, and to increase flexibility in cash netting calculations in connection with the making of restricted payments.

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2022.

As of June 30, 2022 and March 31, 2022, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $203 and $190 for the three months ended June 30, 2022 and 2021, respectively. Amortization of deferred debt issuance costs was $127 and $127 for the three months ended June 30, 2022 and 2021, respectively.

10. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$40,361	$59,829
Restricted cash and cash equivalents	8,054	6,918
Cash, cash equivalents, and restricted cash	$48,415	$66,747

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2022	March 31, 2022
Prepaid expenses	$21,145	$24,229
Capitalized commissions costs	11,914	11,698
Other current assets	952	1,175
Prepaid expenses and other current assets	$34,011	$37,102

Equipment and improvements are summarized as follows:

	June 30, 2022	March 31, 2022
Computer equipment	$36,544	$36,293
Internal-use software	19,265	19,001
Leasehold improvements	12,692	13,227
Furniture and fixtures	8,315	9,579
Equipment and improvements, gross	76,816	78,100
Accumulated depreciation and amortization	(68,490)	(68,980)
Equipment and improvements, net	$8,326	$9,120

Other assets are summarized as follows:

	June 30, 2022	March 31, 2022
Capitalized commission costs	$21,971	$21,654
Deposits	7,049	5,793
Debt issuance costs	2,179	2,006
Other noncurrent assets	8,680	9,573
Other assets	$39,879	$39,026

Accrued compensation and related benefits are summarized as follows:

	June 30, 2022	March 31, 2022
Accrued vacation	$12,376	$11,785
Accrued bonus	6,644	27,311
Deferred payroll taxes	3,806	3,817
Accrued commissions	2,776	5,353
Accrued payroll and other	365	470
Accrued compensation and related benefits	$25,967	$48,736

Other current and noncurrent liabilities are summarized as follows:

	June 30, 2022	March 31, 2022
Care services liabilities	$8,054	$6,918
Accrued hosting costs	6,084	12,510
Sales returns reserves and other customer liabilities	5,956	5,725
Customer credit balances and deposits	5,665	4,622
Accrued consulting and outside services	3,756	4,799
Accrued employee benefits and withholdings	3,463	3,535
Accrued self insurance expense	2,485	2,208
Accrued outsourcing costs	2,391	2,264
Accrued EDI expense	1,976	2,168
Accrued legal expense	1,453	1,439
Accrued royalties	717	3,557
Accrued taxes payable	478	540
Other accrued expenses	2,709	3,248
Other current liabilities	$45,187	$53,533

Uncertain tax positions	$4,189	$4,196
Other liabilities	373	374
Other noncurrent liabilities	$4,562	$4,570

11. Income Taxes

The benefit of income taxes was $247 in the three months ended June 30, 2022, reflecting an effective tax rate benefit of 27.4%. The provision for income taxes was $559 in the three months ended June 30, 2021, reflecting an effective tax rate of 16.4%.

The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the prior period was primarily due to the impact of reduced pre-tax book income impact on rate reconciling items and the increased net benefit of discrete items in the current period compared to the prior year, offset by a net decrease of the research and development credit, foreign rate differential benefit, and higher nondeductible officer compensation.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

We had unrecognized tax benefits of $6,097 and $6,112 related to various federal, state, and local income tax matters as of June 30, 2022 and March 31, 2022, respectively. If recognized, this amount would reduce our effective tax rate.

We are subject to taxation in federal, various state, Indian, and United Kingdom jurisdictions. We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2018. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2017. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

12. Earnings per Share

The presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2022	2021
Earnings per share — Basic:
Net income	$1,148	$2,848
Weighted-average shares outstanding — Basic	67,588	67,175
Net income per common share — Basic	$0.02	$0.04

Earnings per share — Diluted:
Net income	$1,148	$2,848
Weighted-average shares outstanding	67,588	67,175
Effect of potentially dilutive securities	695	624
Weighted-average shares outstanding — Diluted	68,283	67,799
Net income per common share — Diluted	$0.02	$0.04

The computation of diluted net income per share does not include 26 and 238 options to acquire shares of common stock for the three months ended June 30, 2022 and June 30, 2021, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

13. Stockholders’ Equity

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors ("Board") or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of June 30, 2022, there were 34,100 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of June 30, 2022, there were 1,332,613 outstanding options, 2,794,093 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 1,259,395 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of June 30, 2022, there were 1,037,614 outstanding shares of restricted stock awards, 450,000 outstanding performance stock unit awards, and 12,386 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income and comprehensive income for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Costs and expenses:
Cost of revenue	$563	$504
Research and development costs	1,583	1,043
Selling, general and administrative	6,620	4,865
Total share-based compensation	8,766	6,412
Income tax benefit	(2,045)	(1,582)
Decrease in net income	$6,721	$4,830

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Stock Options

The following table summarizes the stock option transactions during the three months ended June 30, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2022	1,453,739	$14.80	2.9	$8,886
Exercised	(85,026)	14.64	2.1	440
Expired	(2,000)	15.99
Outstanding, June 30, 2022	1,366,713	$14.81	2.7	$3,670
Vested and expected to vest, June 30, 2022	1,364,971	$14.81	2.7	$3,667
Exercisable, June 30, 2022	1,355,463	$14.79	2.7	$3,655

Share-based compensation expense related to stock options was $66 and $709 for the three months ended June 30, 2022 and 2021, respectively.

Non-vested stock option award activity during the three months ended June 30, 2022 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2022	50,382	$6.98
Vested	(39,132)	6.92
Outstanding, June 30, 2022	11,250	$7.20

As of June 30, 2022, $17 of total unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of 0.2 years. This amount does not include the cost of new options that may be granted in future periods or any changes in our forfeiture percentage. The total fair value of options vested during the three months ended June 30, 2022 and 2021 was $271 and $800, respectively.

Restricted Stock Awards

Restricted stock awards activity during the three months ended June 30, 2022 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2022	3,242,763	$15.30
Granted	1,252,308	17.83
Vested	(612,365)	15.14
Canceled	(50,999)	16.51
Outstanding, June 30, 2022	3,831,707	$16.13

Share-based compensation expense related to restricted stock awards was $6,279 and $6,458 for the three months ended June 30, 2022 and 2021, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of June 30, 2022, $51,094 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $11,091 and $8,670 for the three months ended June 30, 2022 and 2021.

Net Share Settlements

Restricted stock awards are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards that vested during the three months ended June 30, 2022 and 2021 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the three months ended June 30, 2022 and 2021 were 202,512 and 177,318, respectively, and were based on the value of the restricted stock awards on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

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

Share-based compensation expense related to the performance stock units and awards was $2,202 for the three months ended June 30, 2022 and a benefit of $957 for three months ended June 30, 2021.  The benefit recognized in the prior year period was primarily due to the cancellation of awards associated with the resignation of our former Chief Executive Officer.

As of June 30, 2022, $9,876 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of June 30, 2022, we have issued 942,271 shares under the Purchase Plan and 3,057,729 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $219 and $201 for the three months ended June 30, 2022 and 2021, respectively.

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

During the three months ended June 30, 2022, we repurchased 147,990 shares of common stock for a total of $2,505 at a weighted-average share repurchase price of approximately $16.93.  As of June 30, 2022, $21,621 remained available for share repurchases pursuant to the Company’s share repurchase program.

14. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at June 30, 2022. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Additionally, we are subject to the regulation and oversight of various federal and state governmental agencies that enforce fraud and abuse programs related to the submission of fraudulent claims for reimbursement from governmental payers. We have received, and from time to time may receive, inquiries or subpoenas from federal and state agencies. Under the False Claims Act (“FCA”), private parties have the right to bring qui tam, or “whistleblower,” suits against entities that submit, or cause to be submitted, fraudulent claims for reimbursement. Qui tam or whistleblower actions initiated under the FCA may be pending but placed under seal by the court to comply with the FCA’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. We refer you to the discussion of regulatory and litigation risks within “Item 1A. Risk Factors” appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”).

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

Other Regulatory Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to respond to the government’s request and are engaged in discussions on the status of their investigation, which is still ongoing. Requests and investigations of this nature may lead to future requests for information and ultimately the assertion of claims or the commencement of legal proceedings against us, which themselves may lead to material fines, penalties or other liabilities. In addition, our responses to these and any future requests require time and effort, which can result in additional cost to us. At this time, we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any. However, the unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

16.  Subsequent Event

On July 26, 2022, we sold certain, non-strategic, dental-related assets in accordance with the terms of the Asset Purchase Agreement, subject to customary close procedures and certain adjustments to the closing cash consideration, which we are in the process of determining.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Report") and certain information incorporated herein by reference contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements.  Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of the impact of the COVID-19 pandemic and measures taken in response thereto, as well as our product development plans, business strategies, future operations, financial condition and prospects, share repurchases, developments in and the impacts of government regulation and legislation and market factors influencing our results. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop new products and increase systems sales in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review any risks that may be described in “Item 1A. Risk Factors” as set forth herein and other risk factors appearing in our most recent Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (“Annual Report”), as supplemented by additional risk factors, if any, in our interim filings on our Quarterly Reports on Form 10-Q, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC"). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.  We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report. Each of the terms “NextGen Healthcare,” “NextGen,” “we,” “us,” “our,” or the “Company” as used throughout this Report refers collectively to NextGen Healthcare, Inc. and its wholly-owned subsidiaries, unless otherwise indicated.

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

Figure 1:  NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income for the three months ended June 30, 2022 and 2021 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2022	2021
Revenues:
Recurring	91.2%	90.6%
Software, hardware, and other non-recurring	8.8	9.4
Total revenues	100.0	100.0
Cost of revenue:
Recurring	40.6	39.1
Software, hardware, and other non-recurring	7.0	5.1
Amortization of capitalized software costs and acquired intangible assets	4.7	5.5
Total cost of revenue	52.2	49.8
Gross profit	47.8	50.2
Operating expenses:
Selling, general and administrative	32.0	33.2
Research and development costs, net	14.2	13.2
Amortization of acquired intangible assets	0.5	0.6
Impairment of assets	0.3	0.3
Restructuring costs	0.0	0.4
Total operating expenses	47.0	47.6
Income from operations	0.8	2.6
Interest income	0.0	0.0
Interest expense	(0.2)	(0.2)
Other expense, net	0.0	0.0
Income before provision for (benefit of) income taxes	0.6	2.3
Provision for (benefit of) income taxes	(0.2)	0.4
Net income	0.7%	1.9%

Revenues

The following table presents our disaggregated revenues for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Recurring revenues:
Subscription services	$42,759	$38,284
Support and maintenance	39,138	38,486
Managed services	30,645	27,908
Transactional and data services	27,217	27,703
Total recurring revenues	139,759	132,381

Software, hardware, and other non-recurring revenues:
Software license and hardware	6,199	7,214
Other non-recurring services	7,344	6,489
Total software, hardware and other non-recurring revenues	13,543	13,703

Total revenues	$153,302	$146,084

Recurring revenues as a percentage of total revenues	91.2%	90.6%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, transactional and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Beginning in fiscal year 2023, in order to align the presentation of disaggregated revenue with the manner in which management reviews such information, we revised our presentation of disaggregated revenues by major revenue categories to reclassify revenues related to patient pay services and certain other services from the managed services category into the transactional and data services category, which replaced the prior EDI and data services category. The prior period presentation of revenues disaggregated by our major revenue categories and by occurrence above have been reclassified to conform to current year presentation.

Consolidated revenue for the three months ended June 30, 2022 increased $7.2 million compared to the prior year period due to a $7.4 million increase in recurring revenues, partially offset by a $0.2 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $4.5 million increase in subscription services, $2.7 million increase in managed services, and a $0.7 million increase in support and maintenance, offset by $0.5 million decrease in transactional and data services. The increase in subscription services was primarily due to higher subscriptions of our NextGen Office and insights solutions, including interoperability, population health, virtual visits, mobile, and financial analytics, due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in revenue cycle management (“RCM”) and hosting services revenues associated with higher recent bookings. Support and maintenance increased $0.7 million primarily due to our annual Consumer Price Index (“CPI”) fee increases, partially offset by client attrition. Transactional and data services revenue decreased due to lower volume of data services, partially offset by higher EDI transaction volumes compared to the prior year. Software, hardware, and other non-recurring revenues decreased $0.2 million due to lower software bookings, partially offset by higher professional services revenue from more hours incurred in the current year.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings if applicable, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $39.2 million and $34.3 million for the three months ended June 30, 2022 and 2021, respectively. The increase is due to higher bookings RCM and transactional and data services, including patient pay services, partially offset by lower bookings in subscriptions of mobile, population health, and virtual visits solutions.

We continue to see overall practice volumes at healthy, pre-pandemic levels. This reflects in our volume- and transaction-based solutions, as noted above, and reflects an ongoing industry trend of procedure volumes migrating out of higher cost settings, like hospitals, favoring lower cost care settings and independent healthcare providers. We also continue to see healthy activity levels in our current pipeline. Sales development activities, such as lead generation and demos, indicate a positive demand environment. We have not been significantly impacted by the current economic concerns and general market conditions, and we continue to constructively engage prospects and our clients to find ways to achieve better outcomes for all.

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Cost of revenue:
Recurring	$62,244	$57,160
Software, hardware, and other non-recurring	10,676	7,497
Amortization of capitalized software costs and acquired intangible assets	7,134	8,084
Total cost of revenue	$80,054	$72,741

Gross profit	$73,248	$73,343
Gross margin %	47.8%	50.2%

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

Share-based compensation expense included in cost of revenue was $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively.

Gross profit for the three months ended June 30, 2022 was relatively flat at $73.2 million compared to the prior year due to an $7.2 million increase in revenues as discussed above, offset by a $7.3 million increase in cost of revenue associated with the higher revenues. Our gross margin decreased to 47.8% for the three months ended June 30, 2022 compared to the prior year period.

The increase in cost of revenue for the three months ended June 30, 2022 compared to the prior year period was due to higher costs of subscription services and managed services, including higher hosting costs associated with delivering our software solutions and higher salaries and benefits from increased employee headcount. Transactional and data services costs also increased due to higher third party costs, partially offset by a decrease in salaries and benefits. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated with the delivery of our professional services as we accelerate Spring’21 migration. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Selling, general and administrative	$49,034	$48,486
Selling, general and administrative, as a percentage of revenue	32.0%	33.2%

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

Share-based compensation expense included in selling, general and administrative expenses was $6.6 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively. Refer to Note 13, "Stockholders’ Equity" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $0.5 million in the three months ended June 30, 2022 compared to the prior year. The increase was primarily due to increases in travel, conferences, and conventions costs as these activities begin to resume, higher personnel costs from our annual merit increases, higher commissions, and increased employee insurance costs, and increases in consulting and marketing costs. These increases were partially offset by lower legal and related costs associated with the Hussein Litigation matter that concluded in July 2021, as discussed further in Note 15, “Commitments, Guarantees and Contingencies.”

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Gross expenditures	$30,793	$24,859
Capitalized software costs	(8,998)	(5,538)
Research and development costs, net	$21,795	$19,321

Research and development costs, as a percentage of revenue	14.2%	13.2%
Capitalized software costs as a percentage of gross expenditures	29.2%	22.3%

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

Share-based compensation expense included in research and development costs was $1.6 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively.

Net research and development costs for the three months ended June 30, 2022 increased $2.5 million compared to the prior year period due to $5.9 million higher gross expenditures, offset by $3.5 million higher capitalization of software costs.

The increase in gross expenditures in the three months ended June 30, 2022 compared to the prior year was primarily driven by higher personnel costs due to our annual merit increases and increased headcount as well as an increase in consulting costs. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Amortization of acquired intangible assets	$705	$881

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

Amortization of acquired intangible assets for the three months ended June 30, 2022 decreased $0.2 million compared to the prior year period due to lower amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion as these assets are amortized under the accelerated method of amortization.

Interest and Other Income and Expense

The following table presents our interest expense for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Interest income	$46	$12
Interest expense	(330)	(317)
Other expense, net	(5)	(22)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense are primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of June 30, 2022 and June 30, 2021, we had no outstanding balances under the revolving credit agreement. Interest income is earned from funds in our money market accounts. The fluctuation of other income and expense compared to the prior year period are primarily due to changes to the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Provision for (benefit of) income taxes	(247)	$559
Effective tax (benefit) rate	(27.4)%	16.4%

The decrease in the effective tax rate for the three months ended June 30, 2022 compared to the prior period was primarily due to the impact of reduced pre-tax book income on rate reconciling items and the increased net benefit of discrete items in the current period compared to prior year, offset by a net decrease of the research and development credit, foreign rate differential benefit, and higher nondeductible officer compensation.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Cash and cash equivalents	$40,361	$63,002
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$340,361	$363,002

Net income	$1,148	$2,848
Net cash provided by operating activities	$(4,645)	$313

(1)	As of June 30, 2022, we had no outstanding loans under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of June 30, 2022, March 31, 2022, and June 30, 2021. Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents balance as of June 30, 2022, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

Cash and Cash Equivalents

As of June 30, 2022, our cash and cash equivalents balance of $40.4 million compares to $59.8 million as of March 31, 2022 and $63.0 million as of June 30, 2021.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Net income	$1,148	$2,848
Non-cash expenses	19,340	20,151
Cash from net income, as adjusted	$20,488	$22,999
Change in contract assets and liabilities, net	1,688	(1,501)
Change in accounts receivable	(1,464)	3,407
Change in all other assets and liabilities	(25,357)	(24,592)
Net cash provided by operating activities	$(4,645)	$313

For the three months ended June 30, 2022, cash used by operating activities increased $5.0 million compared to the prior year period, primarily due to a $4.9 million decrease in cash from changes in accounts receivable, $2.5 million lower cash from net income, as adjusted for non-cash expenses, and $0.8 million of decreases in cash from changes in other assets and liabilities, partially offset by an increase in cash of $3.2 million from net changes in contract assets and liabilities. The decrease in cash from changes in accounts receivable is primarily due to higher accounts receivable from our annual CPI fee increases and increases in invoicing from higher recent bookings, partially offset by continued efforts to resolve aged balances and improve collections. Net income for the three months decreased $1.7 million compared to the prior year period, as described in the sections above. Non-cash expenses decreased primarily due to lower depreciation, lower amortization of our operating right of use assets, lower amortization of our purchased intangibles, and lower amortization of capitalized software costs, partially offset by higher share-based compensation expense.  The decrease in cash from changes in other assets and liabilities is primarily due to lower accruals of legal expenses and deferred payroll taxes, as well as higher prepaid commissions, prepaid insurance, and other general prepaid expenses. These decreases were partially offset by an increase in cash from changes in accounts payable due to timing of invoice payments. The increase in cash from changes in net contract assets and liabilities was primarily due to higher invoicing associated with higher bookings and sales volume and our annual CPI fee increases.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2022 was $9.5 million compared with $6.5 million in the prior year period. The increase in net cash used in investing activities is primarily due to higher additions to capitalized software, partially offset by lower additions in equipment and improvements in the current period.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2022 was $4.1 million compared with $2.3 million cash used in financing activities in the prior year period. The decrease in cash used in financing activities is primarily due to $2.5 million in share repurchases in the current period, higher payments for taxes related to net share settlement of equity awards, partially offset by higher proceeds from the issuance of shares under our employee equity plans in the three months ended June 30, 2022.

Contractual Obligations

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

As of June 30, 2022, we had no outstanding borrowings under the Credit Agreement. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of June 30, 2022, the total amount of future lease payments under operating leases was $19.0 million, of which $8.7 million is short-term. Our operating leases have a weighted average remaining lease term of 2.5 years. Included in our total future lease payments are $10.2 million of remaining lease obligations for vacated properties, of which $5.4 million is short-term. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, North Canton, Fairport and portions of Atlanta, Horsham, St. Louis, Hunt Valley, and Bangalore that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 5, “Leases” of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $2.2 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of June 30, 2022, we had minimum purchase commitments of $186.0 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $30.3 million is due within the next 12 months.

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

During the three months ended June 30, 2022, we repurchased 0.1 million shares of common stock for a total of $2.5 million at a weighted-average share repurchase price of approximately $16.93.  As of June 30, 2022, $21.6 million remained available for share repurchases pursuant to the Company’s share repurchase program.

Deferred Compensation

Deferred compensation liability was $7.2 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $7.3 million.

Income Taxes

We have an uncertain tax position liability of $4.2 million as of June 30, 2022, for which timing of expected payments is not determinable.

Off-Balance Sheet Arrangements

During the three months ended, we did not have any relationships with unconsolidated organizations, financial partnerships, or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

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

There have been no other material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2022, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of June 30, 2022, we had no outstanding loans under our revolving credit agreement. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 9, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of June 30, 2022, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information required by Item 1 is incorporated herein by reference from Note 15, “Commitments, Guarantees and Contingencies” of our notes to condensed consolidated financial statements in this Report.

ITEM 1A.	RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition, and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30	—	$-	—	$24,126
May 1 - 31	—	$-	—	$24,126
June 1 - 30	147,990	$16.93	147,990	$21,621
Total	147,990		147,990

(1)

On October 28, 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to $60.0 million of outstanding shares of our common stock through March 2023. All share repurchases were made under this publicly announced program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	Amendment No. 1 to Credit Agreement, dated as of May 17, 2022, by and among NextGen Healthcare, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: July 26, 2022	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: July 26, 2022	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: July 26, 2022	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)