Form 10-Q
period 2022-09-30
NEXTGEN HEALTHCARE, INC.
filed 2022-10-25
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12537

NEXTGEN HEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2888568 (IRS Employer Identification No.)

Not Applicable(1) (Address of principal executive offices)	Not Applicable(1) (Zip Code)

Not Applicable(1)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NXGN	NASDAQ Global Select Market

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

The number of outstanding shares of the Registrant’s common stock as of October 21, 2022 was 67,604,797 shares.

(1)

NextGen Healthcare, Inc. is a remote-first company and no longer maintains its principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, stockholder communications required to be sent to our principal executive offices should be directed to the email address set forth in our proxy materials and/or identified on our investor relations website.

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$70,728	$59,829
Restricted cash and cash equivalents	7,580	6,918
Accounts receivable, net	76,948	76,057
Contract assets	25,474	25,157
Income taxes receivable	3,052	6,507
Prepaid expenses and other current assets	34,363	37,102
Total current assets	218,145	211,570
Equipment and improvements, net	7,398	9,120
Capitalized software costs, net	49,791	43,958
Operating lease assets	5,197	11,316
Deferred income taxes, net	19,128	19,259
Contract assets, net of current	1,595	1,910
Intangibles, net	19,739	24,303
Goodwill	267,212	267,212
Other assets	38,933	39,026
Total assets	$627,138	$627,674
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,414	$9,125
Contract liabilities	62,498	61,280
Accrued compensation and related benefits	28,113	48,736
Income taxes payable	172	99
Operating lease liabilities	7,095	8,089
Other current liabilities	58,320	53,533
Total current liabilities	168,612	180,862
Deferred compensation	6,981	7,230
Operating lease liabilities, net of current	5,147	11,934
Other noncurrent liabilities	4,556	4,570
Total liabilities	185,296	204,596
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; 70,351 shares and 69,245 shares issued at September 30, 2022 and March 31, 2022, respectively; 67,605 shares and 67,075 shares outstanding at September 30, 2022 and March 31, 2022, respectively	704	692
Treasury stock, at cost, 2,746 shares and 2,170 shares at September 30, 2022 and March 31, 2022, respectively	(45,752)	(35,874)
Additional paid-in capital	343,809	329,917
Accumulated other comprehensive loss	(1,942)	(1,909)
Retained earnings	145,023	130,252
Total shareholders' equity	441,842	423,078
Total liabilities and shareholders' equity	$627,138	$627,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Recurring	$143,503	$135,609	$283,262	$267,990
Software, hardware, and other non-recurring	15,940	13,677	29,483	27,380
Total revenues	159,443	149,286	312,745	295,370
Cost of revenue:
Recurring	65,039	57,119	127,283	114,279
Software, hardware, and other non-recurring	10,797	7,610	21,473	15,107
Amortization of capitalized software costs and acquired intangible assets	6,744	7,969	13,878	16,053
Total cost of revenue	82,580	72,698	162,634	145,439
Gross profit	76,863	76,588	150,111	149,931
Operating expenses:
Selling, general and administrative	44,886	63,891	93,920	112,377
Research and development costs, net	20,857	18,518	42,652	37,839
Amortization of acquired intangible assets	705	881	1,410	1,762
Impairment of assets	805	1,195	1,329	1,577
Restructuring costs	321	—	321	539
Total operating expenses	67,574	84,485	139,632	154,094
Income (loss) from operations	9,289	(7,897)	10,479	(4,163)
Interest income	74	17	120	29
Interest expense	(325)	(320)	(655)	(637)
Other income (expense), net	10,292	(12)	10,287	(34)
Income (loss) before provision for (benefit of) income taxes	19,330	(8,212)	20,231	(4,805)
Provision for (benefit of) income taxes	5,707	(1,441)	5,460	(882)
Net income (loss)	$13,623	$(6,771)	$14,771	$(3,923)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(5)	50	(33)	12
Comprehensive income (loss)	$13,618	$(6,721)	$14,738	$(3,911)
Net income (loss) per share:
Basic	$0.20	$(0.10)	$0.22	$(0.06)
Diluted	$0.20	$(0.10)	$0.22	$(0.06)
Weighted-average shares outstanding:
Basic	67,806	67,406	67,698	67,291
Diluted	68,422	67,406	68,353	67,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended September 30, 2022
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income	Equity
Balance, March 31, 2022	67,075	$692	$(35,874)	$329,917	$130,252	$(1,909)	$423,078
Common stock issued under stock plans, net of shares withheld for taxes	1,137	12	—	(1,612)	—	—	(1,600)
Stock-based compensation	—	—	—	8,766	—	—	8,766
Repurchase of common stock (1)	(148)	—	(2,505)	—	—	—	(2,505)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(28)	(28)
Net income	—	—	—	—	1,148	—	1,148
Balance, June 30, 2022	68,064	704	(38,379)	337,071	131,400	(1,937)	428,859
Common stock issued under stock plans, net of shares withheld for taxes	(31)	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	—	8,687	—	—	8,687
Repurchase of common stock (2)	(428)	—	(7,373)	—	—	—	(7,373)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(5)	(5)
Net income		—	—	—	13,623	—	13,623
Balance, September 30, 2022	67,605	704	(45,752)	343,809	145,023	(1,942)	441,842

(1)	Weighted-average repurchase price (dollars per share) for the three months ended June 30, 2022 was $16.93.
(2)	Weighted-average repurchase price (dollars per share) for the three months ended September 30, 2022 was $17.21

	Six Months Ended September 30, 2021
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2021	67,069	$671	$-	$304,263	$128,634	$(1,924)	$431,644
Common stock issued under stock plans, net of shares withheld for taxes	293	3	—	(2,301)	—	—	(2,298)
Stock-based compensation	—	—	—	6,412	—	—	6,412
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	2,848	—	2,848
Balance, June 30, 2021	67,362	674	—	308,374	131,482	(1,962)	438,568
Common stock issued under stock plans, net of shares withheld for taxes	1,032	10	—	(1,804)	—	—	(1,794)
Stock-based compensation	—	—	—	5,223	—	—	5,223
Components of other comprehensive loss:
Translation adjustments	—	—	—	—	—	50	50
Net loss	—	—	—	—	(6,771)	—	(6,771)
Balance, September 30, 2021	68,394	684	—	311,793	124,711	(1,912)	435,276

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$14,771	$(3,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of capitalized software costs	10,725	11,617
Amortization of debt issuance costs	254	254
Amortization of other intangibles	4,564	6,198
Deferred income taxes	—	29
Depreciation	2,646	3,781
Excess tax deficiency (benefit) from share-based compensation	(434)	640
Gain on disposition of Commercial Dental assets	(10,296)	—
Impairment of assets	1,329	1,577
Loss on disposal of equipment and improvements	74	77
Loss on foreign currency exchange rates	7	—
Non-cash operating lease costs	1,682	3,087
Provision for bad debts	600	679
Share-based compensation	17,453	11,635
Changes in assets and liabilities:
Accounts receivable	(1,527)	4,874
Contract assets	(2)	(1,055)
Accounts payable	3,153	1,108
Contract liabilities	1,739	643
Accrued compensation and related benefits	(20,422)	(16,321)
Income taxes	3,934	(9,324)
Deferred compensation	(249)	655
Operating lease liabilities	(4,097)	(5,360)
Other assets and liabilities	7,892	9,608
Net cash provided by operating activities	33,796	20,479
Cash flows from investing activities:
Additions to capitalized software costs	(18,416)	(11,713)
Additions to equipment and improvements	(1,426)	(1,685)
Proceeds from disposition of Commercial Dental assets	11,253	—
Net cash used in investing activities	(8,589)	(13,398)
Cash flows from financing activities:
Proceeds from issuance of shares under employee plans	2,575	1,109
Repurchase of common stock	(9,878)	—
Payments for taxes related to net share settlement of equity awards	(6,124)	(5,201)
Net cash used in financing activities	(13,427)	(4,092)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(219)	—
Net increase in cash, cash equivalents, and restricted cash	11,561	2,989
Cash, cash equivalents, and restricted cash at beginning of period	66,747	78,575
Cash, cash equivalents, and restricted cash at end of period	$78,308	$81,564

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,963	$7,827
Cash refunds from income taxes	9	19
Cash paid for interest	190	190
Cash paid for amounts included in the measurement of operating lease liabilities	4,533	5,914
Operating lease assets obtained in exchange for operating lease liabilities	—	197
Accrued purchases of equipment and improvements	144	201

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

Basis of Presentation.  The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and six months ended September 30, 2022 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies the application of certain optional expedients and exceptions. Topic 848 may be applied prospectively through December 31, 2022. The adoption of Topic 848 did not have a material impact on our condensed consolidated financial statements as our amended and restated revolving credit agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”).  Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU 2016-10, Revenue from Contracts with Customers (Topic 606), at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period.  We have elected to early adopt this guidance as of July 1, 2022. The adoption of this guidance did not have an impact on our condensed consolidated financial statements for the six months ended September 30, 2022 as no business combination activities occurred during this period.

Recent Accounting Standards Not Yet Adopted.  We do not believe that any other recently issued, but not yet effective accounting standards, if adopted, would have a material impact on our condensed consolidated financial statements.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Recurring revenues:
Subscription services	$43,416	$41,139	$86,175	$79,423
Support and maintenance	38,150	39,004	77,288	77,490
Managed services	31,055	28,207	61,700	56,115
Transactional and data services	30,882	27,259	58,099	54,962
Total recurring revenues	143,503	135,609	283,262	267,990

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,916	8,068	14,115	15,282
Other non-recurring services	8,024	5,609	15,368	12,098
Total software, hardware and other non-recurring revenues	15,940	13,677	29,483	27,380

Total revenues	$159,443	$149,286	$312,745	$295,370

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

Managed services. Managed services consist primarily of RCM and related services, but also includes our hosting services, which we refer to as managed cloud services, transcription services, and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgment is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints when appropriate whereby we include in the transaction price estimated variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are assessed at the contract level. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Our managed cloud services represent a single performance obligation to provide cloud hosting services to our customers and related revenue is recognized ratably over the respective noncancelable contract term. Performance obligations related to the transcription services and other recurring services are satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

Transactional and data services. Performance obligations related to transactional and data services, including Electronic Data Interchange (“EDI”), patient pay, and other transaction processing services are satisfied at the point in time the services are rendered or delivered. The transfer of control occurs when the transactional and data services are delivered and the customer receives the benefits from the services provided. Revenue is recognized as such services are rendered.

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $563,900, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 51% over the next 12 months, and the remainder thereafter.

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

During the three months ended September 30, 2022 and 2021, we recognized $17,521 and $17,607, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods. During the six months ended September 30, 2022 and 2021, we recognized $35,245 and $35,388, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $34,069 as of September 30, 2022, of which $12,011 is classified as current and included as prepaid expenses and other current assets and $22,058 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended September 30, 2022 and 2021, we recognized $3,634 and $3,056, respectively, of commissions expense. During the six months ended September 30, 2022 and 2021, we recognized $7,121 and $5,982, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income (loss) and comprehensive income (loss).

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	September 30, 2022	March 31, 2022
Accounts receivable, gross	$80,803	$79,945
Allowance for credit losses	(3,855)	(3,888)
Accounts receivable, net	$76,948	$76,057

The following table represents the changes in the allowance for credit losses, as of and for the three months ended September 30, 2022:

Balance as of June 30, 2022	$(3,937)
Additions charged to costs and expenses	(359)
Deductions	441
Balance as of September 30, 2022	$(3,855)

The following table represents the changes in the allowance for credit losses, as of and for the six months ended September 30, 2022:

Balance as of March 31, 2022	$(3,888)
Additions charged to costs and expenses	(600)
Deductions	633
Balance as of September 30, 2022	$(3,855)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and March 31, 2022:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$70,728	$70,728	$—	$—
Restricted cash and cash equivalents	7,580	7,580	—	—
	$78,308	$78,308	$—	$—

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$59,829	$59,829	$—	$—
Restricted cash and cash equivalents	6,918	6,918	—	—
	$66,747	$66,747	$—	$—

(1)	Cash equivalents consist primarily of money market funds.

There are no assets or liabilities accounted for utilizing unobservable inputs (Level 3) or measured at fair value using significant other observable inputs (Level 2), as of September 30, 2022.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income (loss) and comprehensive income (loss). Total operating lease costs were $708 and $1,685 for the three months ended September 30, 2022 and 2021, respectively. Total operating lease costs were $1,650 and $3,549 for the six months ended September 30, 2022 and 2021, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$788	$1,602	$1,737	$3,435
Short-term lease costs	—	2	—	8
Variable lease costs	160	204	334	361
Less: Sublease income	(240)	(123)	(421)	(255)
Total operating lease costs	$708	$1,685	$1,650	$3,549

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,225	$2,950	$4,533	$5,914
Operating lease assets obtained in exchange for operating lease liabilities	—	197	-	197

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2022 and 2025. As of September 30, 2022, our operating leases had a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 4.1%. Future minimum aggregate lease payments under operating leases as of September 30, 2022 are summarized as follows:

For the year ended March 31,
2023 (remaining six months)	$4,384
2024	4,631
2025	3,204
2026	529
Total future lease payments	12,748
Less interest	(506)
Total lease liabilities	$12,242

In the three and six months ended September 30, 2022 we vacated portions of certain leased locations and recorded impairments of $805 and $1,329, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liability associated with the modification of our St. Louis lease.

In the three and six months ended September 30, 2021, we vacated portions of certain leased locations and recorded impairments of $1,195 and $1,577, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine and Fairport based on projected sublease rental income and estimated sublease commencement dates.

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

6. Business Disposition

On July 26, 2022, we executed an Asset Purchase Agreement for the sale of certain non-strategic dental related (“Commercial Dental”) assets for $12,000, subject to certain holdback and other adjustments. Total consideration consisted of $11,253 in cash received and $600 additional cash expected to be received approximately twelve months from the close date. We recognized a preliminary gain on disposition of $10,296 in our condensed consolidated statement of net income (loss) and comprehensive income (loss) as a component of other income (expense). The gain was measured as the total consideration received and expected to be received, less net assets and liabilities included in the transaction, consisting primarily of previously capitalized dental related software development costs, and contract liabilities, less direct incremental transaction costs. The impact of the disposition was not significant and does not qualify for reporting as a discontinued operation because it did not represent a strategic shift that would have a major effect on our operations and financial results.

7. Goodwill

We test goodwill for impairment annually during our first fiscal quarter, referred to as the annual test date. We will also test for impairment between annual test dates if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is performed at a reporting-unit level, which is defined as an operating segment or one level below an operating segment (referred to as a component). We operate as one segment and have a single reporting unit. The measures evaluated by our chief operating decision maker (“CODM”), consisting of the Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

We have not identified any events or circumstances as of September 30, 2022 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of September 30, 2022 and March 31, 2022 was $267,212.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$38,500	$77,950
Accumulated amortization	(31,209)	(141)	(26,861)	(58,211)
Net intangible assets	$7,991	$109	$11,639	$19,739

	March 31, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(29,824)	(116)	(34,207)	(64,147)
Net intangible assets	$9,376	$134	$14,793	$24,303

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income (loss) and comprehensive income (loss) was $705 and $881 for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to software technology recorded as cost of revenue was $1,373 and $2,218 for the three months ended September 30, 2022 and 2021, respectively.

Amortization expense related to customer relationships and trade names recorded as operating expenses in the condensed consolidated statements of net income (loss) and comprehensive income (loss) was $1,410 and $1,762 for the six months ended September 30, 2022 and 2021, respectively. Amortization expense related to software technology recorded as cost of revenue was $3,154 and $4,436 for the six months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022, we retired $10,500 of fully amortized software technology related to our Entrada acquisition.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2022:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2023 (remaining six months)	$1,410	$2,000	$3,410
2024	2,279	3,573	5,852
2025	1,846	3,573	5,419
2026	1,377	2,251	3,628
2027	631	242	873
2028 and beyond	557	-	557
Total	$8,100	$11,639	$19,739

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2022	March 31, 2022
Gross carrying amount	$119,037	$110,155
Accumulated amortization	(69,246)	(66,197)
Net capitalized software costs	$49,791	$43,958

Amortization expense related to capitalized software costs was $5,371 and $5,751 for the three months ended September 30, 2022 and 2021, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income (loss) and comprehensive income (loss).

Amortization expense related to capitalized software costs was $10,725 and $11,617 for the six months ended September 30, 2022 and 2021, respectively.

During the six months ended September 30, 2022, we retired $6,745 of fully amortized capitalized software costs that are no longer being utilized by our client base.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2022. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2023 (remaining six months)	$15,200
2024	19,600
2025	10,400
2026	4,591
Total	$49,791

10. Line of Credit

On March 12, 2021, we entered into a $300,000 second amended and restated revolving credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders. The Credit Agreement replaces our prior $300,000 amended and restated revolving credit agreement, originally entered into on January 4, 2016 and amended on March 29, 2018. The Credit Agreement provides a subfacility of up to $10,000 for letters of credit and a subfacility of up to $10,000 for swing-line loans. The Credit Agreement also provides us with the ability to obtain up to $150,000 in the aggregate of additional revolving credit commitments and/or term loans thereunder (i.e., in excess of $300,000) upon satisfaction of certain conditions, including receipt of commitments from new or existing lenders to provide such additional revolving credit commitments and/or term loans. The Credit Agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a SOFR based rate upon a triggering event.

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

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2022.

As of September 30, 2022 and March 31, 2022, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $198 and $193 for the three months ended September 30, 2022 and 2021, respectively. Amortization of deferred debt issuance costs was $127 and $127 for the three months ended September 30, 2022 and 2021, respectively.

Interest expense related to the Credit Agreement was $401 and $383 for the six months ended September 30, 2022 and 2021, respectively. Amortization of deferred debt issuance costs was $254 and $254 for the six months ended September 30, 2022 and 2021, respectively.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$70,728	$59,829
Restricted cash and cash equivalents	7,580	6,918
Cash, cash equivalents, and restricted cash	$78,308	$66,747

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2022	March 31, 2022
Prepaid expenses	$20,640	$24,229
Capitalized commissions costs	12,011	11,698
Other current assets	1,712	1,175
Prepaid expenses and other current assets	$34,363	$37,102

Equipment and improvements are summarized as follows:

	September 30, 2022	March 31, 2022
Computer equipment	$36,692	$36,293
Internal-use software	19,537	19,001
Leasehold improvements	11,117	13,227
Furniture and fixtures	7,998	9,579
Equipment and improvements, gross	75,344	78,100
Accumulated depreciation and amortization	(67,946)	(68,980)
Equipment and improvements, net	$7,398	$9,120

Other assets are summarized as follows:

	September 30, 2022	March 31, 2022
Capitalized commission costs	$22,058	$21,654
Deposits	6,539	5,793
Debt issuance costs	2,067	2,006
Other noncurrent assets	8,269	9,573
Other assets	$38,933	$39,026

Accrued compensation and related benefits are summarized as follows:

	September 30, 2022	March 31, 2022
Accrued vacation	$11,969	$11,785
Accrued bonus	9,966	27,311
Deferred payroll taxes	3,806	3,817
Accrued commissions	2,012	5,353
Accrued payroll and other	360	470
Accrued compensation and related benefits	$28,113	$48,736

Other current and noncurrent liabilities are summarized as follows:

	September 30, 2022	March 31, 2022
Accrued hosting costs	$13,836	$12,510
Care services liabilities	7,580	6,918
Customer credit balances and deposits	6,540	4,622
Accrued EDI expense	6,098	2,168
Sales returns reserves and other customer liabilities	5,716	5,725
Accrued employee benefits and withholdings	3,895	3,535
Accrued consulting and outside services	3,102	4,799
Accrued self insurance expense	2,777	2,208
Accrued outsourcing costs	2,670	2,264
Accrued legal expense	1,405	1,439
Accrued taxes payable	506	540
Accrued royalties	336	3,557
Other accrued expenses	3,859	3,248
Other current liabilities	$58,320	$53,533

Uncertain tax positions	$4,183	$4,196
Other liabilities	373	374
Other noncurrent liabilities	$4,556	$4,570

12. Income Taxes

The provision of income taxes was $5,707 in the three months ended September 30, 2022, reflecting an effective tax rate of 29.5%. The benefit for income taxes was $1,441 in the three months ended September 30, 2021, reflecting an effective tax rate benefit of 17.5%.

The provision of income taxes in the six months ended September 30, 2022 was $5,460, reflecting an effective tax rate benefit of 27.0%. The benefit for income taxes in the six months ended September 30, 2021 was $882, reflecting an effective tax rate benefit of 18.4%.

The increase in the effective tax rate for the three and six months ended September 30, 2022 compared to the corresponding prior periods was primarily due to the net benefit of discrete items related to stock based compensation in the current period compared to prior year.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

We had unrecognized tax benefits of $6,433 and $6,112 related to various federal, state, and local income tax matters as of September 30, 2022 and March 31, 2022, respectively. If recognized, this amount would reduce our effective tax rate.

We are subject to taxation in federal, various state, India, and United Kingdom jurisdictions. We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2018. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2017. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

Inflation Reduction Act of 2022

Changes in tax law and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On August 16, 2022, the United States government enacted the Inflation Reduction Act of 2022 that includes changes to the United States corporate income tax system, including a fifteen percent minimum tax based on “adjusted financial statement income,” which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act and its requirements, as well as its application to our business.

13. Earnings per Share

The presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Earnings per share — Basic:
Net income (loss)	$13,623	$(6,771)	$14,771	$(3,923)
Weighted-average shares outstanding — Basic	67,806	67,406	67,698	67,291
Net income (loss) per common share — Basic	$0.20	$(0.10)	$0.22	$(0.06)

Earnings per share — Diluted:
Net income (loss)	$13,623	$(6,771)	$14,771	$(3,923)
Weighted-average shares outstanding	67,806	67,406	67,698	67,291
Effect of potentially dilutive securities	616	—	655	—
Weighted-average shares outstanding — Diluted	68,422	67,406	68,353	67,291
Net income (loss) per common share — Diluted	$0.20	$(0.10)	$0.22	$(0.06)

The computation of diluted net income (loss) per share does not include 26 and 697 options to acquire shares of common stock for the three months ended September 30, 2022 and September 30, 2021, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

The computation of diluted net income (loss) per share does not include 23 and 254 options to acquire shares of common stock for the six months ended September 30, 2022 and September 30, 2021, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

14. Stockholders’ Equity

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors (“Board”) or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of September 30, 2022, there were 34,100 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2022, there were 1,332,613 outstanding options, 2,713,042 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 1,181,861 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of September 30, 2022, there were 724,835 outstanding shares of restricted stock awards, 425,666 outstanding performance stock unit awards, and 141,699 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income (loss) and comprehensive income (loss) for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Costs and expenses:
Cost of revenue	$951	$554	$1,514	$1,058
Research and development costs	1,655	1,110	3,238	2,153
Selling, general and administrative	6,081	3,559	12,701	8,424
Total share-based compensation	8,687	5,223	17,453	11,635
Income tax benefit	(2,078)	(1,151)	(4,123)	(2,733)
Decrease in net income	$6,609	$4,072	$13,330	$8,902

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Stock Options

The following table summarizes the stock option transactions during the six months ended September 30, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2022	1,453,739	$14.80	2.9	$8,886
Exercised	(85,026)	14.64	1.8	440
Expired	(2,000)	15.99
Outstanding, September 30, 2022	1,366,713	$14.81	2.4	$4,020
Vested and expected to vest, September 30, 2022	1,365,730	$14.81	2.4	$4,017
Exercisable, September 30, 2022	1,360,463	$14.81	2.4	$4,003

Share-based compensation expense related to stock options was $13 and $290 for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense related to stock options was $79 and $999 for the six months ended September 30, 2022 and 2021, respectively.

Non-vested stock option award activity during the six months ended September 30, 2022 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2022	50,382	$6.98
Vested	(44,132)	7.12
Outstanding, September 30, 2022	6,250	$5.96

The total fair value of options vested during the six months ended September 30, 2022 and 2021 was $314 and $1,461, respectively.

Restricted Stock Awards

Restricted stock awards activity during the six months ended September 30, 2022 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2022	3,242,763	$15.30
Granted	1,361,471	17.79
Vested	(1,024,872)	15.17
Canceled	(141,485)	16.50
Outstanding, September 30, 2022	3,437,877	$16.27

Share-based compensation expense related to restricted stock awards was $6,372 and $3,889 for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense related to restricted stock awards was $12,651 and $10,347 for the six months ended September 30, 2022 and 2021, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of September 30, 2022, $45,116 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $7,114 and $5,540 for the three months ended September 30, 2022 and 2021, respectively. The total fair value of restricted stock awards vested as of the vesting dates were $18,205 and $14,210 for the six months ended September 30, 2022 and 2021, respectively.

Net Share Settlements

Restricted stock awards and performance stock units are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards and performance stock units that vested during the six months ended September 30, 2022 and 2021 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the three months ended September 30, 2022 and 2021 were 142,751 and 100,226, respectively, and were based on the value of the restricted stock awards and performance stock units on their vesting date as determined by our closing stock price. The total shares withheld during the six months ended September 30, 2022 and 2021 were 345,263 and 277,544, respectively. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

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

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer under the Inducement Plan. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-

average grant date fair value of the award was $10.52 per share. During the three months ended September 30, 2022, 24,334 units were earned and issued as shares.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share.  During the three months ended September 30, 2022, 33,998 units were earned and issued as shares.

Share-based compensation expense related to the performance stock units and awards was $2,172 and $4,374 for the three and six months ended September 30, 2022, respectively. Share-based compensation expense related to the performance stock units and awards was $915 and a benefit of $42 for three and six months ended September 30, 2021, respectively. The benefit recognized in the prior year period was primarily due to the cancellation of awards associated with the resignation of our former Chief Executive Officer.

As of September 30, 2022, $7,705 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 1.7 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant.  The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period.  Any shares purchased under the Purchase Plan are subject to a six-month holding period.  Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of September 30, 2022, we have issued 976,892 shares under the Purchase Plan and 3,023,108 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $130 and $129 for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense recorded for the employee share purchase plan was $349 and $330 for the six months ended September 30, 2022 and 2021, respectively.

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

During the three months ended September 30, 2022, we repurchased 428,297 shares of common stock for a total of $7,373 at a weighted-average share repurchase price of approximately $17.21.  As of September 30, 2022, $14,303 remained available for share repurchases pursuant to the Company’s share repurchase program.

15. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at September 30, 2022. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. After the court sustained our demurrer to the initial complaint, Hussein filed an amended complaint on April 25, 2014. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgment on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case has returned to the trial court for resolution of Hussein’s claims against us. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein filed a Motion for New Trial, which the Court denied.

Hussein has appealed the jury verdict in favor of the Company and the individual defendants.  Hussein, the Company, and the individual defendants have appealed the trial court’s denial of requests for recovery of costs arising from the litigation.  The parties are currently briefing the various appeals.  We expect the California State Court of Appeal for the Fourth Appellate District, Division Three, to hear arguments and issue its ruling on the various appeals in 2023.

Other Regulatory and Litigation Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to respond to the government’s requests and are engaged in discussions on the status and potential resolution of their ongoing investigation. Recently the United States Attorney’s Office informed NextGen of the existence of a sealed qui tam lawsuit concerning the issues NextGen has been discussing with their Office.  NextGen does not have a copy of the lawsuit because it remains under seal.

This investigation and the sealed qui tam lawsuit may lead to future requests for information and ultimately litigation of the existing and potentially additional claims by or on behalf of the United States against NextGen, which themselves may lead to material damages, penalties, fines, judgments, or other liabilities. In addition, our responses to these and any future requests and the defense of any litigation will require time and effort, which will result in additional cost to us. At this time, we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any. However, the unfavorable resolution of this matter could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Given the highly-regulated nature of our industry, we may, from time to time, be subject to subpoenas, requests for information, or investigations from various government agencies. It is our practice to respond to such matters in a cooperative, thorough and timely manner.

17. Restructuring Costs

During the three and six months ended September 30, 2022, we recorded restructuring costs of $321, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income (loss) and comprehensive income (loss). The payroll-related costs were substantially paid as of September 30, 2022.

During the six months ended September 30, 2021, we recorded restructuring costs of $539 within operating expenses in our condensed consolidated statements of net income (loss) and comprehensive income (loss). The payroll-related costs were substantially paid as of September 30, 2021.

18.  Subsequent Event

On October 25, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to an additional $100,000 of outstanding shares of our common stock through March 2025.

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

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018, and in 2021, we changed our state of incorporation to Delaware. As a remote-first company, we no longer maintain a principal executive office. Our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

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

Figure 1:  NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income (loss) for the three and six months ended September 30, 2022 and 2021 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Recurring	90.0%	90.8%	90.6%	90.7%
Software, hardware, and other non-recurring	10.0	9.2	9.4	9.3
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	40.8	38.3	40.7	38.7
Software, hardware, and other non-recurring	6.8	5.1	6.9	5.1
Amortization of capitalized software costs and acquired intangible assets	4.2	5.3	4.4	5.4
Total cost of revenue	51.8	48.7	52.0	49.2
Gross profit	48.2	51.3	48.0	50.8
Operating expenses:
Selling, general and administrative	28.2	42.8	30.0	38.0
Research and development costs, net	13.1	12.4	13.6	12.8
Amortization of acquired intangible assets	0.4	0.6	0.5	0.6
Impairment of assets	0.5	0.8	0.4	0.5
Restructuring costs	0.2	0.0	0.1	0.2
Total operating expenses	42.4	56.6	44.6	52.2
Income (loss) from operations	5.8	(5.3)	3.4	(1.4)
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Other income (expense), net	6.5	0.0	3.3	0.0
Income (loss) before provision for (benefit of) income taxes	12.1	(5.5)	6.5	(1.6)
Provision for (benefit of) income taxes	3.6	(1.0)	1.7	(0.3)
Net income (loss)	8.5%	(4.5)%	4.7%	(1.3)%

Revenues

The following table presents our disaggregated revenues for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Recurring revenues:
Subscription services	$43,416	$41,139	$86,175	$79,423
Support and maintenance	38,150	39,004	77,288	77,490
Managed services	31,055	28,207	61,700	56,115
Transactional and data services	30,882	27,259	58,099	54,962
Total recurring revenues	143,503	135,609	283,262	267,990

Software, hardware, and other non-recurring revenues:
Software license and hardware	7,916	8,068	14,115	15,282
Other non-recurring services	8,024	5,609	15,368	12,098
Total software, hardware and other non-recurring revenues	15,940	13,677	29,483	27,380

Total revenues	$159,443	$149,286	$312,745	$295,370

Recurring revenues as a percentage of total revenues	90.0%	90.8%	90.6%	90.7%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, transactional and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Beginning in fiscal year 2023, in order to align the presentation of disaggregated revenue with the manner in which management reviews such information, we revised our presentation of disaggregated revenues by major revenue categories to reclassify revenues related to patient pay services and certain other services from the managed services category into the transactional and data services category, which replaced the prior Electronic Data Interchange (“EDI”) and data services category. The prior period presentation of revenues disaggregated by our major revenue categories and by occurrence above have been reclassified to conform to current year presentation.

Consolidated revenue for the three months ended September 30, 2022 increased $10.2 million compared to the prior year period due to a $7.9 million increase in recurring revenues and a $2.3 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $3.6 million increase in transactional and data services, $2.8 million increase in managed services, and a $2.3 million increase in subscription services, partially offset by a $0.8 million decrease in support and maintenance. The increase in transactional and data services revenue was primarily driven by higher revenues from our patient pay services. The increase in managed services revenue was primarily due to an increase in hosting services and revenue cycle management (“RCM”) services revenues associated with higher recent bookings. The increase in subscription services was primarily due to higher revenues associated with NextGen Office, NextGen Enterprise surround solutions such as virtual visits and interoperability, which is part of the NextGen Insights portfolio, due to higher recent bookings. Support and maintenance decreased primarily due to net client attrition and our continued shift to subscription-based solutions. The increase in software, hardware, and other non-recurring revenues was primarily due to higher professional services revenue from more hours incurred and projects completed in the current year period.

Consolidated revenue for the six months ended September 30, 2022 increased $17.4 million compared to the prior year period due to a $15.3 million increase in recurring revenues and a $2.1 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $6.8 million increase in subscription services, $5.6 million increase in managed services, $3.1 million in transactional and data services, offset by a $0.2 million decrease in support and maintenance. The increase in subscription services was primarily due to higher subscriptions of our NextGen Office and Insights solutions, including interoperability, virtual visits, mobile, financial analytics, and NextGen Enterprise solutions, due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in hosting services and RCM services revenues associated with higher recent bookings. The increase in transactional and data services revenue was primarily driven by higher revenues from our patient pay services. Support and maintenance decreased primarily due to net client attrition and our continued shift to subscription-based solutions. The increase in software, hardware, and other non-recurring revenues was primarily due to higher professional services revenue from more hours incurred and projects completed in the current year period.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings if applicable, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $37.4 million and $39.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease is primarily due to lower bookings of professional services and subscriptions of NextGen Office and mobile, partially offset by higher bookings of patient pay services and RCM services.

Total bookings were $76.6 million and $73.4 million for the six months ended September 30, 2022 and 2021, respectively. The increase is due to higher bookings of patient pay services and RCM services, partially offset by lower bookings of professional services and subscriptions of mobile, virtual visits, NextGen Office, and population health.

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

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue:
Recurring	$65,039	$57,119	$127,283	$114,279
Software, hardware, and other non-recurring	10,797	7,610	21,473	15,107
Amortization of capitalized software costs and acquired intangible assets	6,744	7,969	13,878	16,053
Total cost of revenue	$82,580	$72,698	$162,634	$145,439

Gross profit	$76,863	$76,588	$150,111	$149,931
Gross margin %	48.2%	51.3%	48.0%	50.8%

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

Share-based compensation expense included in cost of revenue was $1.0 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense included in cost of revenue was $1.5 million and $1.1 million for the six months ended September 30, 2022 and 2021, respectively.

Gross profit for the three months ended September 30, 2022 was $76.9 million compared $76.6 million in the prior year due to an $10.2 million increase in revenues as discussed above, offset by a $9.9 million increase in cost of revenue primarily associated with the higher revenues. Our gross margin decreased to 48.2% for the three months ended September 30, 2022 compared 51.3% in the prior year period.

Gross profit for the six months ended September 30, 2022 was $150.1 million compared to $149.9 million in the prior year period due to a $17.4 million increase in revenues as discussed above, offset by a $17.2 million increase in cost of revenue associated with the higher revenues. Our gross margin decreased to 48.0% for the six months ended September 30, 2022 compared to 50.8% in the prior year period.

The increase in cost of revenue for the three and six months ended September 30, 2022 compared to the prior year period was primarily due to higher costs of patient pay services directly associated with higher recent revenues and bookings. Other recurring cost of revenue, including subscription services and managed services costs, also increased driven by higher revenues and bookings, resulting in higher hosting costs, higher third-party costs, and higher salaries and benefits from increased employee headcount associated with delivering our software solutions and services. EDI and data services costs also increased as revenues increased over the prior year period. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated with the delivery of our professional services as we accelerate Spring’21 migration. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets, as noted above.

Our gross margin for the three and six months ended September 30, 2022 compared to the prior year period decreased primarily due to increased investments in professional services as we accelerate Spring’21 migration and a shift in product mix to higher transactional and data services, including patient pay services, and higher managed services, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$44,886	$63,891	$93,920	$112,377
Selling, general and administrative, as a percentage of revenue	28.2%	42.8%	30.0%	38.0%

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

Share-based compensation expense included in selling, general and administrative expenses was $6.1 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense included in selling, general and administrative expenses was $12.7 million and $8.4 million for the six months ended September 30, 2022 and 2021, respectively. Refer to Note 14, "Stockholders’ Equity" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $19.0 million and $18.5 million in the three and six months ended September 30, 2022 compared to the prior year. The decrease in expense from the prior year periods were primarily driven by higher legal and related costs for our shareholder litigation matter incurred in the prior year period, including a $11.4 million payment related to the indemnification of certain expenses related to the Hussein matter. Selling, general and administrative expense in the prior year periods also included approximately $7.4 million of incremental proxy contest expenses associated with our prior year annual shareholders’ meeting. Partially offsetting the decrease in expense were higher personnel costs from our annual merit increases, higher share-based compensation expense noted above, higher commissions expense, and increased travel, conferences, and conventions costs as these activities resume.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Gross expenditures	$30,275	$24,693	$61,068	$49,552
Capitalized software costs	(9,418)	(6,175)	(18,416)	(11,713)
Research and development costs, net	$20,857	$18,518	$42,652	$37,839

Research and development costs, as a percentage of revenue	13.1%	12.4%	13.6%	12.8%
Capitalized software costs as a percentage of gross expenditures	31.1%	25.0%	30.2%	23.6%

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

Share-based compensation expense included in research and development costs was $1.7 million and $1.1 million for the three months ended September 30, 2022 and 2021, respectively. Share-based compensation expense included in research and development costs was $3.2 million and $2.2 million for the six months ended September 30, 2020 and 2021, respectively.

Net research and development costs for the three months ended September 30, 2022 increased $2.3 million compared to the prior year period due to $5.6 million higher gross expenditures, offset by $3.3 million higher capitalization of software costs.

Net research and development costs for the six months ended September 30, 2022 increased $4.8 million compared to the prior year period due to $11.5 million higher gross expenditures, offset by $6.7 million higher capitalization of software costs.

The increase in gross expenditures in the three and six months ended September 30, 2022 compared to the prior year was primarily driven by an increase in consulting costs, as well as higher personnel costs due to our annual merit increases and increased headcount. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Amortization of acquired intangible assets	$705	$881	$1,410	$1,762

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

Amortization of acquired intangible assets for the three and six months ended September 30, 2022 decreased $0.2 million and $0.4 million, respectively compared to the prior year period due to lower amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion as these assets are amortized under the accelerated method of amortization.

Restructuring Costs and Impairment of Assets

During the three and six months ended September 30, 2022, we recorded restructuring costs of $0.3 million, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income (loss) and comprehensive income (loss). The payroll-related costs were substantially paid as of September 30, 2022.

During the six months ended September 30, 2021, we recorded restructuring costs of $0.5 million within operating expenses in our condensed consolidated statements of net income (loss) and comprehensive income (loss). The payroll-related costs were substantially paid as of September 30, 2021.

In the three and six months ended September 30, 2022 we vacated portions of certain leased locations and recorded impairments of $0.8 million and $1.3 million, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liability associated with the modification of our St. Louis lease.

In the three and six months ended September 30, 2021, we vacated portions of certain leased locations and recorded impairments of $1.2 million and $1.6 million, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in Irvine and Fairport based on projected sublease rental income and estimated sublease commencement dates.

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

Interest and Other Income and Expense

The following table presents our interest expense for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Interest income	$74	$17	$120	$29
Interest expense	(325)	(320)	(655)	(637)
Other income (expense), net	10,292	(12)	10,287	(34)

Interest expense relates to our revolving credit agreement and the related amortization of deferred debt issuance costs. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The changes in interest expense are primarily caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of September 30, 2022 and September 30, 2021, we had no outstanding balances under the revolving credit agreement. Interest income is earned from funds in our money market accounts. The fluctuation of other income and expense compared to the prior year period are primarily due to changes to the India foreign exchange rates.

The change in other income (expense), net is due to the $10.3 million gain from our disposition of our Commercial Dental assets. Refer to Note 6, "Business Dispositions" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Provision for (Benefit of) Income Taxes

The following table presents our provision for (benefit of) income taxes for the three and six months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Provision for (benefit of) income taxes	$5,707	$(1,441)	$5,460	$(882)
Effective tax (benefit) rate	29.5%	17.5%	27.0%	18.4%

The increase in the effective tax rate for the three and six months ended September 30, 2022 compared to the prior periods was primarily due to the net benefit of discrete items related to stock based compensation in the current period compared to prior year.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Cash and cash equivalents	$70,728	$75,303
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$370,728	$375,303

Net income (loss)	$14,771	$(3,923)
Net cash provided by operating activities	$33,796	$20,479

(1)	As of September 30, 2022, we had no outstanding loans under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of September 30, 2022, March 31, 2022, and September 30, 2021. Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, and our revolving credit agreement.

We believe that our cash and cash equivalents balance as of September 30, 2022, together with our cash flows from operating activities and liquidity provided by our revolving credit agreement, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

The extent to which COVID-19 and other macroeconomic factors may impact our business, financial results, cash flows, and liquidity requirements depend on numerous evolving factors including, but not limited to, the magnitude and duration of COVID-19; the impact on our employees; worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; and governmental and business reactions to the pandemic and other macroeconomic factors. We continue to monitor the broader implications of the global COVID-19 pandemic and other macroeconomic factors and may take further actions that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders.

Cash and Cash Equivalents

As of September 30, 2022, our cash and cash equivalents balance of $70.7 million compares to $59.8 million as of March 31, 2022 and $75.3 million as of September 30, 2021.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Net income (loss)	$14,771	$(3,923)
Non-cash expenses	28,604	39,574
Cash from net income, as adjusted	$43,375	$35,651
Change in contract assets and liabilities, net	1,737	(412)
Change in accounts receivable	(1,527)	4,874
Change in all other assets and liabilities	(9,789)	(19,634)
Net cash provided by operating activities	$33,796	$20,479

For the six months ended September 30, 2022, cash provided by operating activities increased $13.3 million compared to the prior year period, primarily due to $7.7 million higher cash from net income, as adjusted for a $11.0 million decrease in non-cash expenses, $9.8 million increase in cash from changes in other assets and liabilities, and an increase in cash of $2.1 million from net changes in contract assets and liabilities, partially offset by a $6.4 million decrease in cash from changes in accounts receivable. Net income increased $18.7 million compared to the prior year period, as described in the sections above. Non-cash expenses decreased primarily due to a $10.3 million gain from the disposition of our Commercial Dental assets reflected in the current year period. The increase in cash from changes in other assets and liabilities is primarily due to changes in our income tax assets and liabilities, including our FIN 48 tax liability, and changes in accounts payable due to timing of invoice payments, partially offset by a decrease in cash from higher payments of cash incentive bonuses compared to the prior year due to a higher rate of bonus achievement for the prior fiscal year. The increase in cash from changes in net contract assets and liabilities was primarily due to higher invoicing associated with higher bookings and sales volume and our annual CPI fee increases. The decrease in cash from changes in accounts receivable is primarily due to significant efforts in the prior year period to resolve aged balances and improve collections resulting in a larger decrease in our account receivable balances during the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2022 was $8.6 million compared with $13.4 million in the prior year period. The decrease in net cash used in investing activities is primarily due to $11.3 million in cash proceeds from the disposition of our Commercial Dental assets, partially offset by higher additions to capitalized software in the current period.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2022 was $13.4 million compared with $4.1 million cash used in financing activities in the prior year period. The increase in cash used in financing activities is primarily due to $9.9 million in share repurchases in the current period and higher payments for taxes related to net share settlement of equity awards, partially offset by higher proceeds from the issuance of shares under our employee equity plans in the six months ended September 30, 2022.

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

As of September 30, 2022, we had no outstanding borrowings under the Credit Agreement. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of September 30, 2022, the total amount of future lease payments under operating leases was $12.7 million, of which $7.4 million is short-term. Our operating leases have a weighted average remaining lease term of 2.0 years. Included in our total future lease payments are $9.3 million of remaining lease obligations for vacated properties, of which $6.1 million is short-term. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, North Canton, Fairport and portions of Atlanta, Horsham, St. Louis, Hunt Valley, and Bangalore that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 5, “Leases” of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $2.1 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of September 30, 2022, we had minimum purchase commitments of $177.5 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $21.9 million is due within the next 12 months.

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

During the three months ended September 30, 2022, we repurchased 428,297 shares of common stock for a total of $7.4 million at a weighted-average share repurchase price of approximately $17.21.  As of September 30, 2022, $14.3 million remained available for share repurchases pursuant to the Company’s share repurchase program.

Deferred Compensation

Deferred compensation liability was $7.0 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $7.0 million.

Income Taxes

We have an uncertain tax position liability of $4.4 million as of September 30, 2022, for which timing of expected payments is not determinable.

Off-Balance Sheet Arrangements

During the six months ended, we did not have any relationships with unconsolidated organizations, financial partnerships, or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

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

As of September 30, 2022, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of September 30, 2022, we had no outstanding loans under our revolving credit agreement. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 10, “Line of Credit” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of September 30, 2022, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information required by Item 1 is incorporated herein by reference from Note 16, “Commitments, Guarantees and Contingencies” of our notes to condensed consolidated financial statements in this Report.

ITEM 1A.	RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition, and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31	50,000	$17.19	50,000	$20,809
August 1 -31	291,565	$17.22	291,565	$15,795
September 1 - 30	86,732	$17.22	86,732	$14,303
Total	428,297		428,297

(1)

On October 28, 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to $60.0 million of outstanding shares of our common stock through March 2023. All share repurchases were made under this publicly announced program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	NextGen Healthcare Director Compensation Plan (As Amended and Restated Effective August 17, 2022)	X

10.2	NextGen Healthcare Deferred Compensation Plan for Non-Employee Directors	X

10.3	NextGen Healthcare Form of Indemnification Agreement (Effective October 13, 2021)	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: October 25, 2022	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: October 25, 2022	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: October 25, 2022	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)