Form 10-Q
period 2022-12-31
NEXTGEN HEALTHCARE, INC.
filed 2023-01-25
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of outstanding shares of the Registrant’s common stock as of January 20, 2023 was 66,021,556 shares.

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

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$241,550	$59,829
Restricted cash and cash equivalents	7,920	6,918
Accounts receivable, net	79,419	76,057
Contract assets	19,594	25,157
Income taxes receivable	6,897	6,507
Prepaid expenses and other current assets	34,257	37,102
Total current assets	389,637	211,570
Equipment and improvements, net	7,230	9,120
Capitalized software costs, net	52,603	43,958
Operating lease assets	4,982	11,316
Deferred income taxes, net	19,970	19,259
Contract assets, net of current	4,280	1,910
Intangibles, net	31,563	24,303
Goodwill	321,284	267,212
Other assets	39,474	39,026
Total assets	$871,023	$627,674
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,509	$9,125
Contract liabilities	62,592	61,280
Accrued compensation and related benefits	25,818	48,736
Income taxes payable	12	99
Operating lease liabilities	4,312	8,089
Other current liabilities	46,955	53,533
Total current liabilities	154,198	180,862
Contract liabilities, net of current	11,117	—
Deferred compensation	7,569	7,230
Convertible senior notes, net, noncurrent	266,589	—
Operating lease liabilities, net of current	4,992	11,934
Other noncurrent liabilities	8,794	4,570
Total liabilities	453,259	204,596
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; 70,888 shares and 69,245 shares issued at December 31, 2022 and March 31, 2022, respectively; 66,039 shares and 67,075 shares outstanding at December 31, 2022 and March 31, 2022, respectively	709	692
Treasury stock, at cost, 4,849 shares and 2,170 shares at December 31, 2022 and March 31, 2022, respectively	(85,752)	(35,874)
Additional paid-in capital	351,834	329,917
Accumulated other comprehensive loss	(1,865)	(1,909)
Retained earnings	152,838	130,252
Total shareholders' equity	417,764	423,078
Total liabilities and shareholders' equity	$871,023	$627,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Recurring	$148,720	$134,496	$431,982	$402,486
Software, hardware, and other non-recurring	13,157	15,225	42,640	42,605
Total revenues	161,877	149,721	474,622	445,091
Cost of revenue:
Recurring	67,047	58,033	194,330	172,312
Software, hardware, and other non-recurring	11,515	7,978	32,988	23,085
Amortization of capitalized software costs and acquired intangible assets	6,787	8,193	20,665	24,246
Total cost of revenue	85,349	74,204	247,983	219,643
Gross profit	76,528	75,517	226,639	225,448
Operating expenses:
Selling, general and administrative	46,177	47,238	140,097	159,615
Research and development costs, net	19,621	19,390	62,273	57,229
Amortization of acquired intangible assets	919	881	2,329	2,643
Impairment of assets	247	—	1,576	1,577
Restructuring costs	—	—	321	539
Total operating expenses	66,964	67,509	206,596	221,603
Income from operations	9,564	8,008	20,043	3,845
Interest income	1,530	50	1,650	79
Interest expense	(2,239)	(321)	(2,894)	(958)
Other income (expense), net	(21)	(9)	10,266	(43)
Income before provision for income taxes	8,834	7,728	29,065	2,923
Provision for income taxes	1,019	2,535	6,479	1,653
Net income	$7,815	$5,193	$22,586	$1,270
Other comprehensive income:
Foreign currency translation, net of tax	77	(21)	44	(9)
Comprehensive income	$7,892	$5,172	$22,630	$1,261
Net income per share:
Basic	$0.12	$0.08	$0.34	$0.02
Diluted	$0.12	$0.08	$0.33	$0.02
Weighted-average shares outstanding:
Basic	66,561	67,958	67,317	67,514
Diluted	67,307	68,167	68,005	67,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Nine Months Ended December 31, 2022
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income	Equity
Balance, March 31, 2022	67,075	$692	$(35,874)	$329,917	$130,252	$(1,909)	$423,078
Common stock issued under stock plans, net of shares withheld for taxes	1,137	12	—	(1,612)	—	—	(1,600)
Stock-based compensation	—	—	—	8,766	—	—	8,766
Repurchase of common stock (1)	(148)	—	(2,505)	—	—	—	(2,505)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(28)	(28)
Net income	—	—	—	—	1,148	—	1,148
Balance, June 30, 2022	68,064	704	(38,379)	337,071	131,400	(1,937)	428,859
Common stock issued under stock plans, net of shares withheld for taxes	(31)	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	—	8,687	—	—	8,687
Repurchase of common stock (2)	(428)	—	(7,373)	—	—	—	(7,373)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(5)	(5)
Net income		—	—	—	13,623	—	13,623
Balance, September 30, 2022	67,605	704	(45,752)	343,809	145,023	(1,942)	441,842
Common stock issued under stock plans, net of shares withheld for taxes	537	5	—	(1,038)	—	—	(1,033)
Stock-based compensation	—	—	—	9,063	—	—	9,063
Repurchase of common stock(3)	(2,103)	—	(40,000)	—	—	—	(40,000)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	77	77
Net income	—	—	—	—	7,815	—	7,815
Balance, December 31, 2022	66,039	$709	$(85,752)	$351,834	$152,838	$(1,865)	$417,764

(1)
Weighted-average repurchase price (dollars per share) for the three months ended June 30, 2022 was $16.93.
(2)
Weighted-average repurchase price (dollars per share) for the three months ended September 30, 2022 was $17.21.
(3)
Weighted-average repurchase price (dollars per share) for the three months ended December 31, 2022 was $19.02.

	Nine Months Ended December 31, 2021
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2021	67,069	$671	$—	$304,263	$128,634	$(1,924)	$431,644
Common stock issued under stock plans, net of shares withheld for taxes	293	3	—	(2,301)	—	—	(2,298)
Stock-based compensation	—	—	—	6,412	—	—	6,412
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(38)	(38)
Net income	—	—	—	—	2,848	—	2,848
Balance, June 30, 2021	67,362	674	—	308,374	131,482	(1,962)	438,568
Common stock issued under stock plans, net of shares withheld for taxes	1,032	10	—	(1,804)	—	—	(1,794)
Stock-based compensation	—	—	—	5,223	—	—	5,223
Components of other comprehensive loss:
Translation adjustments	—	—	—	—	—	50	50
Net loss	—	—	—	—	(6,771)	—	(6,771)
Balance, September 30, 2021	68,394	684	—	311,793	124,711	(1,912)	435,276
Common stock issued under stock plans, net of shares withheld for taxes	641	6		(487)	—	—	(481)
Stock-based compensation	—	—	—	7,050	—	—	7,050
Repurchase of common stock(1)	(2,170)	—	(35,874)	—	—	—	(35,874)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(21)	(21)
Net income	—	—	—	—	5,193	—	5,193
Balance, December 31, 2021	66,865	$690	$(35,874)	$318,356	$129,904	$(1,933)	$411,143

(1)
Weighted-average repurchase price (dollars per share) for the three months ended December 31, 2021 was $16.53.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$22,586	$1,270
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	16,403	17,592
Amortization of debt issuance costs	453	381
Amortization of other intangibles	6,590	9,298
Change in fair value of contingent consideration	(100)	7
Deferred income taxes	463	35
Depreciation	3,841	5,406
Excess tax deficiency (benefit) from share-based compensation	(678)	834
Gain on disposition of Commercial Dental assets	(10,296)	—
Impairment of assets	1,576	1,577
Loss on disposal of equipment and improvements	74	77
Loss on foreign currency exchange rates	(13)	—
Non-cash operating lease costs	2,192	4,455
Provision for bad debts	1,100	1,142
Share-based compensation	26,516	18,685
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(2,625)	6,319
Contract assets	7,189	(4,786)
Accounts payable	4,117	3,592
Contract liabilities	(4,941)	2,016
Accrued compensation and related benefits	(23,591)	(8,355)
Income taxes	822	(7,214)
Deferred compensation	339	1,051
Operating lease liabilities	(7,425)	(10,062)
Other assets and liabilities	(8,615)	(6,684)
Net cash provided by operating activities	35,977	36,636
Cash flows from investing activities:
Additions to capitalized software costs	(26,906)	(17,837)
Additions to equipment and improvements	(2,058)	(2,037)
Payments for acquisitions, net of cash acquired	(47,451)	—
Proceeds from disposition of Commercial Dental assets	11,253	—
Net cash used in investing activities	(65,162)	(19,874)
Cash flows from financing activities:
Proceeds from convertible senior notes	275,000	—
Proceeds from line of credit	50,000	—
Repayments on the line of credit	(50,000)	—
Proceeds from issuance of shares under employee plans	5,395	877
Repurchase of common stock	(49,878)	(35,874)
Payment of debt issuance costs	(8,483)	—
Payment of contingent consideration related to acquisitions	—	(540)
Payments for taxes related to net share settlement of equity awards	(9,977)	(5,450)
Net cash provided by (used in) financing activities	212,057	(40,987)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(149)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	182,723	(24,225)
Cash, cash equivalents, and restricted cash at beginning of period	66,747	78,575
Cash, cash equivalents, and restricted cash at end of period	$249,470	$54,350

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,887	$8,182
Cash refunds from income taxes	9	119
Cash paid for interest	797	382
Cash paid for amounts included in the measurement of operating lease liabilities	7,973	10,861
Operating lease assets obtained in exchange for operating lease liabilities	957	197
Accrued purchases of equipment and improvements	71	262

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of December 31, 2022 and for the three and nine months ended December 31, 2022 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

Certain prior period amounts have been reclassified to conform to current period presentation. References to amounts in the condensed consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified.

Use of Estimates. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and recording revenue and expenses during the period. Our estimates and assumptions consider the potential economic implications of COVID-19 and other events on our critical and significant accounting estimates.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We have applied the amendments in ASU 2020-06 for the accounting of the convertible senior notes issued on November 1, 2022 (see Note 10).

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU 2016-10, Revenue from Contracts with Customers (Topic 606), at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. We have elected to early adopt this guidance as of July 1, 2022 and have applied the amendments in ASU 2021-08 prospectively for the accounting of our acquisition of TSI Healthcare, LLC (see Note 6).

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Recurring revenues:
Subscription services	$45,850	$41,158	$132,025	$120,581
Support and maintenance	37,382	38,246	114,670	115,736
Managed services	32,963	27,521	94,663	83,636
Transactional and data services	32,525	27,571	90,624	82,533
Total recurring revenues	148,720	134,496	431,982	402,486

Software, hardware, and other non-recurring revenues:
Software license and hardware	5,258	8,920	19,373	24,202
Other non-recurring services	7,899	6,305	23,267	18,403
Total software, hardware and other non-recurring revenues	13,157	15,225	42,640	42,605

Total revenues	$161,877	$149,721	$474,622	$445,091

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

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $577,300, of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 52% over the next 12 months, and the remainder thereafter.

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

During the three months ended December 31, 2022 and 2021, we recognized $17,510 and $17,672, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods. During the nine months ended December 31, 2022 and 2021, we recognized $52,755 and $53,060, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $35,546 as of December 31, 2022, of which $12,536 is classified as current and included as prepaid expenses and other current assets and $23,010 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition. During the three months ended December 31, 2022 and 2021, we recognized $3,718 and $3,134, respectively, of commissions expense. During the nine months ended December 31, 2022 and 2021, we recognized $10,839 and $8,694, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income.

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	December 31, 2022	March 31, 2022
Accounts receivable, gross	$83,306	$79,945
Allowance for credit losses	(3,887)	(3,888)
Accounts receivable, net	$79,419	$76,057

The following table represents the changes in the allowance for credit losses, as of and for the three months ended December 31, 2022:

Balance as of September 30, 2022	$(3,855)
Additions charged to costs and expenses	(500)
Deductions	468
Balance as of December 31, 2022	$(3,887)

The following table represents the changes in the allowance for credit losses, as of and for the nine months ended December 31, 2022:

Balance as of March 31, 2022	$(3,888)
Additions charged to costs and expenses	(1,100)
Deductions	1,101
Balance as of December 31, 2022	$(3,887)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and March 31, 2022:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$241,550	$241,550	$—	$—
Restricted cash and cash equivalents	7,920	7,920	—	—
	$249,470	$249,470	$—	$—
LIABILITIES
Contingent consideration related to acquisitions	$3,600	$—	$—	$3,600
	$3,600	$—	$—	$3,600

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$59,829	$59,829	$—	$—
Restricted cash and cash equivalents	6,918	6,918	—	—
	$66,747	$66,747	$—	$—

(1) Cash equivalents consist primarily of money market funds.

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended December, 31, 2022:

Total Liabilities
Balance as of September 30, 2022	$—
Acquisition	(3,700)
Fair value adjustments	100
Balance as of December 31, 2022	$(3,600)

As of December 31, 2022, the contingent consideration liability balance related to the acquisition of TSI Healthcare, LLC (See Note 6) was $3,600, which reflects a $100 fair value adjustment that was recorded subsequent to the acquisition of TSI Healthcare, LLC on November 30, 2022. The categorization of the framework used to measure fair value of the contingent consideration liability are within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable revenue targets that were not observable in the market. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

There are no other assets or liabilities accounted for utilizing unobservable inputs (Level 3) or measured at fair value using significant other observable inputs (Level 2), as of December 31, 2022.

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income. Total operating lease costs were $483 and $1,590 for the three months ended December 31, 2022 and 2021, respectively. Total operating lease costs were $2,133 and $5,139 for the nine months ended December 31, 2022 and 2021, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease costs	$556	$1,451	$2,293	$4,886
Short-term lease costs	—	—	—	8
Variable lease costs	144	243	478	604
Less: Sublease income	(217)	(104)	(638)	(359)
Total operating lease costs	$483	$1,590	$2,133	$5,139

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3,440	$4,947	$7,973	$10,861
Operating lease assets obtained in exchange for operating lease liabilities	957	—	957	197

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2022 and 2025. As of December 31, 2022, our operating leases had a weighted average remaining lease term of 2.2 years and a weighted average discount rate of 4.3%. Future minimum aggregate lease payments under operating leases as of December 31, 2022 are summarized as follows:

For the year ended March 31,
2023 (remaining three months)	$1,479
2024	4,076
2025	3,667
2026	529
Total future lease payments	9,751
Less interest	(447)
Total lease liabilities	$9,304

In the three and nine months ended December 31, 2022 we vacated portions of certain leased locations and recorded impairments of $247 and $1,576, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, Hunt Valley, Chapel Hill and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liability associated with the modification of our St. Louis lease and the early termination of our Horsham lease.

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

6. Business Combinations and Disposals

Acquisition of TSI Healthcare, LLC

On November 30, 2022, we completed the acquisition of TSI Healthcare, LLC ("TSI") pursuant to a securities purchase agreement dated November 30, 2022. TSI is based in Chapel Hill, NC and is a value-added reseller of NextGen Practice Management and Electronic Health Record software and solutions.

The preliminary purchase price was $50,449, subject to customary working capital and other adjustments. Additionally, under the provisions of the securities purchase agreement, we may pay up to an additional $22,000 of cash contingent consideration in the form of an earnout, subject to TSI achieving certain revenue targets through December 2024. The initial fair value of the contingent consideration was $3,700, which was estimated using a Monte Carlo simulation in a risk-neutral framework. The preliminary purchase price of TSI is summarized in the table below. The acquisition of TSI was funded by cash flows from operations and cash proceeds from our convertible senior notes (see Note 10).

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price allocation of TSI is deemed to be preliminary. The preliminary purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The preliminary fair values of acquired assets and liabilities assumed represent management’s estimate of fair value and are subject to change as we finalize the valuation or if additional information about the facts and circumstances that existed at the acquisition date become available. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date.

Identifiable intangible assets acquired from TSI include re-acquired rights, customer relationships, and data health database. The fair values of the acquired intangible assets were determined using the distributor method of the income approach for customer relationships and the multi-period excess earnings method of the income approach for re-acquired rights and the data health database. The valuation model inputs required the application of significant judgment by management. Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of TSI is considered deductible for tax purposes.

Preliminary
Purchase Price
Initial purchase price	$50,449
Fair value of contingent consideration	3,700
Payment for option to early terminate lease	2,000
Working capital adjustment	(430)
Total preliminary purchase price	$55,719

Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$857
Accounts receivable	1,874
Contract assets	1,415
Prepaid expense and other assets	332
Equipment and improvements	879
Contract assets, net of current	2,581
Deferred income tax asset	1,309
Operating lease assets	957
Other assets	50
Accounts payable	(1,205)
Accrued compensation and related benefits	(917)
Contract liabilities	(6,247)
Other current liabilities	(1,272)
Operating lease liabilities	(533)
Contract liabilities, net of current	(11,644)
Operating lease liabilities, net of current	(639)
Total preliminary net tangible assets acquired and liabilities assumed	(12,203)
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	54,072
Re-acquired rights	6,350
Customer relationships	5,550
Data health database	1,950
Total identifiable intangible assets acquired	67,922
Total preliminary purchase price	$55,719

The re-acquired rights intangible asset will be amortized over 4 years, the acquired customer relationships intangible assets will be amortized over 11 years, and the acquired data health database intangible asset will be amortized over 3 years. The weighted average amortization period for the acquired TSI intangible assets is 6.8 years.

We incurred $1,288 of acquisition related costs during the three months ended December 31, 2022, which are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income. The results of operations of TSI have been included in our consolidated results of operations since the date of acquisition. The results of operations of TSI were not material to our consolidated results of operations for the three and nine months ended December 31, 2022.

Disposition of Commercial Dental Assets

On July 26, 2022, we executed an Asset Purchase Agreement for the sale of certain non-strategic dental related (“Commercial Dental”) assets for $12,000, subject to certain holdback and other adjustments. Total consideration consisted of $11,253 in cash received and $600 additional cash expected to be received approximately twelve months from the close date. We recognized a preliminary gain on disposition of $10,296 in our condensed consolidated statement of net income and comprehensive income as a component of other income (expense). The gain was measured as the total consideration received and expected to be received, less net assets and liabilities included in the transaction, consisting primarily of previously capitalized dental related software development costs, and contract liabilities, less direct incremental transaction costs. The impact of the disposition was not significant and does not qualify for reporting as a discontinued operation because it did not represent a strategic shift that would have a major effect on our operations and financial results.

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

We have not identified any events or circumstances as of December 31, 2022 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of December 31, 2022 was $321,284 and as of March 31, 2022 was 267,212.

8. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	December 31, 2022
	Customer Relationships	Trade Names	Software Technology	Re-acquired Rights	Data Health Database	Total
Gross carrying amount	$44,750	$250	$25,700	$6,350	$1,950	$79,000
Accumulated amortization	(31,983)	(154)	(15,114)	(132)	(54)	(47,437)
Net intangible assets	$12,767	$96	$10,586	$6,218	$1,896	$31,563

	March 31, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(29,824)	(116)	(34,207)	(64,147)
Net intangible assets	$9,376	$134	$14,793	$24,303

Amortization expense related to the customer relationships, trade names, and re-acquired rights intangible assets recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $919 and $881 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense related to the software technology and data health database intangible assets recorded as cost of revenue was $1,107 and $2,218 for the three months ended December 31, 2022 and 2021, respectively.

Amortization expense related to the customer relationships and trade names intangible assets recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $2,329 and $2,643 for the nine months ended December 31, 2022 and 2021, respectively. Amortization expense related to the software technology intangible asset recorded as cost of revenue was $4,261 and $6,654 for the nine months ended December 31, 2022 and 2021, respectively.

During the nine months ended December 31, 2022, we retired $10,500 of fully amortized software technology related to our Entrada acquisition and $12,800 of fully amortized software technology related to our EagleDream acquisition.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of December 31, 2022:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2023 (remaining three months)	$1,347	$1,109	$2,456
2024	4,787	4,223	9,010
2025	4,212	4,223	8,435
2026	3,627	2,684	6,311
2027	2,254	243	2,497
2028 and beyond	2,854	-	2,854
Total	$19,081	$12,482	$31,563

9. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	December 31, 2022	March 31, 2022
Gross carrying amount	$125,132	$110,155
Accumulated amortization	(72,529)	(66,197)
Net capitalized software costs	$52,603	$43,958

Amortization expense related to capitalized software costs was $5,678 and $5,975 for the three months ended December 31, 2022 and 2021, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

Amortization expense related to capitalized software costs was $16,403 and $17,592 for the nine months ended December 31, 2022 and 2021, respectively.

During the nine months ended December 31, 2022, we retired $9,141 of fully amortized capitalized software costs that are no longer being utilized by our client base.

The following table presents the remaining estimated amortization of capitalized software costs as of December 31, 2022. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2023 (remaining three months)	$8,300
2024	23,300
2025	13,200
2026	6,900
2027	903
Total	$52,603

10. Debt

Convertible Senior Notes

On November 1, 2022, we issued $275,000 in aggregate principal amount of 3.75% Convertible Senior Notes due 2027 (“Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of November 1, 2022 (“Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. Net proceeds from the issuance of the Notes were approximately $266,517, after deducting issuance costs totaling $8,483.

The Notes will accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

Noteholders may convert their notes at their option only in the following circumstances:

•
during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on December 31, 2022, if the last reported sale price per share of our common stock exceeds 130% of the conversion price for each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•
during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day;
•
upon the occurrence of certain corporate events or distributions on our common stock, as described in the Indenture;
•
if we call such notes for redemption; and
•
at any time from, and including, August 16, 2027 until the close of business on the second scheduled trading day immediately before the maturity date.

We will settle conversions by paying or delivering, as applicable, cash and, if applicable, shares of common stock, at our election, based on the applicable conversion rate(s). However, upon conversion of any Notes, the conversion value, which will be determined over an observation period consisting of 60 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 38.9454 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $25.68 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The customary make-whole adjustments were generally designed in a manner such that the additional number of shares is consistent with the lost time value of the conversion option. Notwithstanding anything to the contrary, in no event will the conversion rate be increased to a number that exceeds 52.5762 shares of our common stock per $1 principal amount of Notes.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after November 20, 2025, and before the 61st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $100,000 aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted with a conversion date that is on or after the date we send the related redemption notice and on or before the second business day immediately before the related redemption date. If we elect to redeem less than all of the outstanding Notes, then the redemption will not constitute a make-whole fundamental change with respect to the Notes not called for redemption, and holders of the Notes not called for redemption will not be entitled to an increased conversion rate for such Notes on account of the redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to certain exceptions, noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to our common stock.

The Notes will be our senior, unsecured obligations and will be (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

The Notes are recorded net of issuance costs as noncurrent liabilities in the condensed consolidated balance sheets. The net carrying value of the Notes as of December 31, 2022 is as follows:

December 31, 2022
Principal amount:	$275,000
Unamortized issuance costs	(8,411)
Carrying value, net	$266,589

The debt issuance costs of the Notes are being amortized using the effective interest method. The effective interest rate of the Notes is 4.48%. Interest expense related to the Notes was $1,604 for the three months ended December 31, 2022. Amortization of debt issuance costs related to the Notes was $73 for the three months ended December 31, 2022.

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

On October 27, 2022, the Company entered into that certain Amendment No. 2 to Credit Agreement (the “Second Amendment”) with the Administrative Agent and the lenders party thereto. The Second Amendment modifies the Credit Agreement to make certain updates to the conditions restricting the making of certain dividends, distributions, and other restricted payments by the Company so that the Company’s compliance with the net leverage ratio governor contained in such conditions is calculated net of the net cash proceeds of the Notes issued pursuant to the Indenture.

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of December 31, 2022.

As of December 31, 2022 and March 31, 2022, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $435 and $194 for the three months ended December 31, 2022 and 2021, respectively. Amortization of deferred debt issuance costs was $127 and $127 for the three months ended December 31, 2022 and 2021, respectively.

Interest expense related to the Credit Agreement was $836 and $577 for the nine months ended December 31, 2022 and 2021, respectively. Amortization of deferred debt issuance costs was $381 and $381 for the nine months ended December 31, 2022 and 2021, respectively.

11. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$241,550	$59,829
Restricted cash and cash equivalents	7,920	6,918
Cash, cash equivalents, and restricted cash	$249,470	$66,747

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2022	March 31, 2022
Prepaid expenses	$19,858	$24,229
Capitalized commissions costs	12,536	11,698
Other current assets	1,863	1,175
Prepaid expenses and other current assets	$34,257	$37,102

Equipment and improvements are summarized as follows:

	December 31, 2022	March 31, 2022
Computer equipment	$36,384	$36,293
Internal-use software	19,950	19,001
Leasehold improvements	8,490	13,227
Furniture and fixtures	5,732	9,579
Equipment and improvements, gross	70,556	78,100
Accumulated depreciation and amortization	(63,326)	(68,980)
Equipment and improvements, net	$7,230	$9,120

Other assets are summarized as follows:

	December 31, 2022	March 31, 2022
Capitalized commission costs	$23,010	$21,654
Deposits	6,288	5,793
Debt issuance costs	1,625	2,006
Other noncurrent assets	8,551	9,573
Other assets	$39,474	$39,026

Accrued compensation and related benefits are summarized as follows:

	December 31, 2022	March 31, 2022
Accrued vacation	$11,867	$11,785
Accrued bonus	10,653	27,311
Deferred payroll taxes	-	3,817
Accrued commissions	3,102	5,353
Accrued payroll and other	196	470
Accrued compensation and related benefits	$25,818	$48,736

Other current and noncurrent liabilities are summarized as follows:

	December 31, 2022	March 31, 2022
Accrued hosting costs	$3,045	$12,510
Care services liabilities	7,920	6,918
Sales returns reserves and other customer liabilities	5,488	5,725
Customer credit balances and deposits	5,277	4,622
Accrued employee benefits and withholdings	4,065	3,535
Acquisition liabilities	3,711	-
Accrued outsourcing costs	2,833	2,264
Accrued EDI expense	2,594	2,168
Accrued self insurance expense	2,183	2,208
Accrued consulting and outside services	1,900	4,799
Accrued legal expense	1,001	1,439
Accrued royalties	437	3,557
Accrued taxes payable	435	540
Other accrued expenses	6,066	3,248
Other current liabilities	$46,955	$53,533

Uncertain tax positions	$4,820	$4,196
Contingent consideration related to acquisitions, noncurrent	3,600	$-
Other liabilities	374	374
Other noncurrent liabilities	$8,794	$4,570

12. Income Taxes

The provision of income taxes was $1,019 in the three months ended December 31, 2022, reflecting an effective tax rate of 11.5%. The provision of income taxes was $2,535 in the three months ended December 31, 2021, reflecting an effective tax rate of 32.8%.

The provision of income taxes in the nine months ended December 31, 2022 was $6,479, reflecting an effective tax rate of 22.3%. The provision for income taxes in the nine months ended December 31, 2021 was $1,653, reflecting an effective tax rate of 56.6%.

The decrease in the effective tax rate for the three and nine months ended December 31, 2022 compared to the corresponding prior periods was primarily due to the net benefit of discrete items including an increase to research and development credits and stock based compensation.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance.

We had unrecognized tax benefits of $6,827 and $6,112 related to various federal, state, and local income tax matters as of December 31, 2022 and March 31, 2022, respectively. If recognized, this amount would reduce our effective tax rate.

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

13. Earnings per Share

The presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Earnings per share — Basic:
Net income	$7,815	$5,193	$22,586	$1,270
Weighted-average shares outstanding — Basic	66,561	67,958	67,317	67,514
Net income per common share — Basic	$0.12	$0.08	$0.34	$0.02

Earnings per share — Diluted:
Net income	$7,815	$5,193	$22,586	$1,270
Weighted-average shares outstanding	66,561	67,958	67,317	67,514
Effect of potentially dilutive securities from equity incentive plans	746	209	688	337
Weighted-average shares outstanding — Diluted	67,307	68,167	68,005	67,851
Net income per common share — Diluted	$0.12	$0.08	$0.33	$0.02

The computation of diluted net income per share does not include 26 and 410 options to acquire shares of common stock for the three months ended December 31, 2022 and December 31, 2021, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The computation of diluted net income per share does not include 22 and 428 options to acquire shares of common stock for the nine months ended December 31, 2022 and December 31, 2021, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The dilutive effect of potentially dilutive common shares is reflected in diluted net income per share by application of the if-converted method for the Notes. The shares issuable upon conversion of the Notes, subject to adjustment in some events, are not considered in the calculation of diluted net income per share because their inclusion would have an anti-dilutive effect on net income per share for the three and nine months ended December 31, 2022.

14. Stockholders’ Equity

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors (“Board”) or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of December 31, 2022, there were 31,200 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of December 31, 2022, there were 1,168,863 outstanding options, 2,758,094 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 653,952 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of December 31, 2022, there were 724,835 outstanding shares of restricted stock awards, 425,666 outstanding performance stock unit awards, and 141,699 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income and comprehensive income for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Costs and expenses:
Cost of revenue	$749	$561	$2,263	$1,619
Research and development costs	1,651	1,229	4,889	3,382
Selling, general and administrative	6,663	5,260	19,364	13,684
Total share-based compensation	9,063	7,050	26,516	18,685
Income tax benefit	(2,153)	(1,704)	(6,276)	(4,437)
Decrease in net income	$6,910	$5,346	$20,240	$14,248

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Stock Options

The following table summarizes the stock option transactions during the nine months ended December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2022	1,453,739	$14.80	2.9	$8,886
Exercised	(251,676)	14.17	1.9	1,504
Expired	(2,000)	15.99
Outstanding, December 31, 2022	1,200,063	$14.93	2.1	$4,666
Vested and expected to vest, December 31, 2022	1,200,063	$14.93	2.1	$4,666
Exercisable, December 31, 2022	1,200,063	$14.93	2.1	$4,666

Share-based compensation expense related to stock options was $3 and $165 for the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense related to stock options was $82 and $1,164 for the nine months ended December 31, 2022 and 2021, respectively.

Non-vested stock option award activity during the nine months ended December 31, 2022 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2022	50,382	$6.98
Vested	(50,382)	6.98
Outstanding, December 31, 2022	-	$-

The total fair value of options vested during the nine months ended December 31, 2022 and 2021 was $352 and $2,248, respectively.

Restricted Stock Awards

Restricted stock awards activity during the nine months ended December 31, 2022 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2022	3,242,763	$15.30
Granted	1,811,454	18.23
Vested	(1,350,719)	15.43
Canceled	(220,569)	16.62
Outstanding, December 31, 2022	3,482,929	$16.69

Share-based compensation expense related to restricted stock awards was $6,404 and $5,070 for the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense related to restricted stock awards was $19,055 and $15,417 for the nine months ended December 31, 2022 and 2021, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of December 31, 2022, $46,232 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $6,325 and $2,736 for the three months ended December 31, 2022 and 2021, respectively. The total fair value of restricted stock awards vested as of the vesting dates were $24,530 and $16,946 for the nine months ended December 31, 2022 and 2021, respectively.

Net Share Settlements

Restricted stock awards and performance stock units are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards and performance stock units that vested during the nine months ended December 31, 2022 and 2021 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the three months ended December 31, 2022 and 2021 were 200,012 and 56,054, respectively, and were based on the value of the restricted stock awards and performance stock units on their vesting date as determined by our closing stock price. The total shares withheld during the nine months ended December 31, 2022 and 2021 were 545,275 and 333,598, respectively. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

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

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. The performance period for these awards ended December 27, 2022 and 157,735 units were earned and issued as shares during the three months ended December 31, 2022. No further shares will be issued under this grant.

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

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer under the Inducement Plan. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. During the nine months ended December 31, 2022, 24,334 units were earned and issued as shares.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share. During the nine months December 31, 2022, 33,998 units were earned and issued as shares.

On October 25, 2022, the Compensation Committee of the Board approved 475,337 target performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team. The awards have a grant date of October 28, 2022 and vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 50% of the performance stock units are tied to the Company’s fiscal year 2025 revenue goal and 50% are tied to the Company’s fiscal year 2025 EBITDA goal. Performance stock unit awards funded will be modified for cumulative 3-year TSR on the three-year grant date anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 0% and 210% of the number of target performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $22.81 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability adjusted achievement rate combined with the market price of the common stock on the date of grant.

Share-based compensation expense related to the performance stock units and awards was $2,532 and $6,906 for the three and nine months ended December 31, 2022, respectively. Share-based compensation expense related to the performance stock units and awards was $1,720 and $1,678 for three and nine months ended December 31, 2021, respectively. The expense for the nine months ended December 31, 2021 includes a benefit recognized primarily due to the cancellation of awards associated with the resignation of our former Chief Executive Officer.

As of December 31, 2022, $16,240 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.3 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of December 31, 2022, we have issued 1,010,113 shares under the Purchase Plan and 2,989,887 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $124 and $95 for the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense recorded for the employee share purchase plan was $473 and $425 for the nine months ended December 31, 2022 and 2021, respectively.

Share Repurchase Program

In October 2021, the Board of Directors ("Board") authorized a share repurchase program under which we may repurchase up to $60,000 of our outstanding shares of common stock through March 2023. On October 25, 2022, the Board authorized a new share repurchase program under which we may repurchase up to an additional $100,000 of outstanding shares of our common stock through March 2025.

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

During the three months ended December 31, 2022, we repurchased 2,103,049 shares of common stock for a total of $40,000 at a weighted-average share repurchase price of approximately $19.02. As of December 31, 2022, $74,303 remained available for share repurchases pursuant to our share repurchase programs.

15. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at December 31, 2022. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Other Regulatory and Litigation Matters

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to respond to the government’s requests and are engaged in discussions on the status and potential resolution of their ongoing investigation. Recently, the United States Attorney’s Office informed NextGen of the existence of a sealed qui tam lawsuit concerning the issues NextGen has been discussing with their Office. NextGen does not have a copy of the lawsuit because it remains under seal.

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

17. Restructuring Costs

During the nine months ended December 31, 2022, we recorded restructuring costs of $321, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income. The payroll-related costs were substantially paid as of December 31, 2022.

During the nine months ended December 31, 2021, we recorded restructuring costs of $539 within operating expenses in our condensed consolidated statements of net income and comprehensive income. The payroll-related costs were substantially paid as of December 31, 2021.

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

We plan to continue investing in our current capabilities as well as building and/or acquiring new capabilities. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform capabilities (i.e., patient portal, self-scheduling, and patient pay) and OTTO Health, LLC for its virtual care solutions, notably telemedicine. In November 2022, we acquired TSI Healthcare, LLC ("TSI") for its purpose-built clinical content and differentiated service offerings, which expands the addressable market served by our Enterprise domain, including new specialties, such as rheumatology, pulmonology and cardiology. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market. Further, we are also actively innovating our business models and exploring new high-growth market domains as we extend our position as the essential, integrated, delivery platform and trusted impact partner for the ambulatory practices of the future.

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

Figure 1: NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income for the three and nine months ended December 31, 2022 and 2021 (certain percentages below may not sum due to rounding):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Recurring	91.9%	89.8%	91.0%	90.4%
Software, hardware, and other non-recurring	8.1	10.2	9.0	9.6
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	41.4	38.8	40.9	38.7
Software, hardware, and other non-recurring	7.1	5.3	7.0	5.2
Amortization of capitalized software costs and acquired intangible assets	4.2	5.5	4.4	5.4
Total cost of revenue	52.7	49.6	52.2	49.3
Gross profit	47.3	50.4	47.8	50.7
Operating expenses:
Selling, general and administrative	28.5	31.6	29.5	35.9
Research and development costs, net	12.1	13.0	13.1	12.9
Amortization of acquired intangible assets	0.6	0.6	0.5	0.6
Impairment of assets	0.2	0.0	0.3	0.4
Restructuring costs	0.0	0.0	0.1	0.1
Total operating expenses	41.4	45.1	43.5	49.8
Income from operations	5.9	5.3	4.2	0.9
Interest income	0.9	0.0	0.3	0.0
Interest expense	(1.4)	(0.2)	(0.6)	(0.2)
Other income (expense), net	0.0	0.0	2.2	0.0
Income before provision for income taxes	5.5	5.2	6.1	0.7
Provision for income taxes	0.6	1.7	1.4	0.4
Net income	4.8%	3.5%	4.8%	0.3%

Revenues

The following table presents our disaggregated revenues for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Recurring revenues:
Subscription services	$45,850	$41,158	$132,025	$120,581
Support and maintenance	37,382	38,246	114,670	115,736
Managed services	32,963	27,521	94,663	83,636
Transactional and data services	32,525	27,571	90,624	82,533
Total recurring revenues	148,720	134,496	431,982	402,486

Software, hardware, and other non-recurring revenues:
Software license and hardware	5,258	8,920	19,373	24,202
Other non-recurring services	7,899	6,305	23,267	18,403
Total software, hardware and other non-recurring revenues	13,157	15,225	42,640	42,605

Total revenues	$161,877	$149,721	$474,622	$445,091

Recurring revenues as a percentage of total revenues	91.9%	89.8%	91.0%	90.4%

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

Consolidated revenue for the three months ended December 31, 2022 increased $12.2 million compared to the prior year period due to a $14.2 million increase in recurring revenues, offset by a $2.0 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $5.4 million increase in managed services, $5.0 million increase in transactional and data services, and a $4.7 million increase in subscription services, partially offset by a $0.9 million decrease in support and maintenance. The increase in managed services revenue was primarily due to higher patient volumes and billings compared to the prior year, as well as an increase in hosting services associated with higher recent bookings. The increase in transactional and data services revenue was primarily driven by higher transaction volumes associated with our patient pay and EDI services. The increase in subscription services reflect the incremental revenues associated with the acquisition of TSI and higher connected health subscriptions from higher recent bookings. Support and maintenance decreased primarily due to net client attrition, our continued shift to subscription-based solutions, and the negative impact to revenues associated with the acquisition of TSI, which was one of our value-added resellers, and the disposition of our Commercial Dental assets, as described in Note 6, "Business Combinations and Disposals" of our notes to condensed consolidated financial statements included elsewhere in this Report. The decrease in software, hardware, and other non-recurring revenues was primarily due to a decrease in software license revenue due to lower bookings, partially offset by higher professional services revenue from more hours incurred and projects completed in the current year period.

Consolidated revenue for the nine months ended December 31, 2022 increased $29.5 million compared to the prior year period due to an increase in recurring revenues. Software, hardware and other non-recurring revenues was flat compared to the prior year period. The increase in recurring revenues was driven by a $11.4 million increase in subscription services, $11.0 million increase in managed services, $8.1 million in transactional and data services, offset by a $1.0 million decrease in support and maintenance. The increase in subscription services reflect the incremental revenues associated with the acquisition of TSI and higher subscriptions of our NextGen Office and Insights solutions, including interoperability, virtual visits, mobile, financial analytics, and NextGen Enterprise solutions, due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in hosting services and RCM services revenues associated with higher recent bookings. The increase in transactional and data services revenue was primarily driven by higher transaction volumes associated with our patient pay and EDI services. Support and maintenance decreased primarily due to net client attrition, our continued shift to subscription-based solutions, and the negative impact to revenues associated with the acquisition of TSI and the disposition of our Commercial Dental assets. Software, hardware, and other non-recurring revenues were flat at $42.6 million as the increased professional services revenue from more hours incurred and projects completed in the current year period were offset by a decrease in software license revenue from lower bookings.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings if applicable, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $44.8 million and $37.7 million for the three months ended December 31, 2022 and 2021, respectively. The increase is primarily due to higher bookings of population health subscriptions and patient pay services, partially offset by lower software and maintenance bookings.

Total bookings were $121.5 million and $111.2 million for the nine months ended December 31, 2022 and 2021, respectively. The increase is due to higher bookings of patient pay services and EDI and data services, partially offset by lower bookings of software and maintenance and subscriptions of mobile, virtual visits, and NextGen Office.

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

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Cost of revenue:
Recurring	$67,047	$58,033	$194,330	$172,312
Software, hardware, and other non-recurring	11,515	7,978	32,988	23,085
Amortization of capitalized software costs and acquired intangible assets	6,787	8,193	20,665	24,246
Total cost of revenue	$85,349	$74,204	$247,983	$219,643

Gross profit	$76,528	$75,517	$226,639	$225,448
Gross margin %	47.3%	50.4%	47.8%	50.7%

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

Share-based compensation expense included in cost of revenue was $0.7 million and $0.6 million for the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense included in cost of revenue was $2.3 million and $1.6 million for the nine months ended December 31, 2022 and 2021, respectively.

Gross profit for the three months ended December 31, 2022 was $76.5 million compared to $75.5 million in the prior year due to a $12.2 million increase in revenues as discussed above, offset by a $11.1 million increase in cost of revenue as discussed further below. Our gross margin decreased to 47.3% for the three months ended December 31, 2022 compared 50.4% in the prior year period.

Gross profit for the nine months ended December 31, 2022 was $226.6 million compared to $225.4 million in the prior year period due to a $29.5 million increase in revenues as discussed above, offset by a $28.3 million increase in cost of revenue as discussed further below. Our gross margin decreased to 47.8% for the nine months ended December 31, 2022 compared to 50.7% in the prior year period.

The increase in cost of revenue for the three and nine months ended December 31, 2022 compared to the prior year period was primarily due to higher costs of patient pay services directly associated with higher recent revenues and bookings. Other recurring cost of revenue, including subscription services, managed services, and EDI and data services costs, also increased driven by higher revenues and bookings, resulting in higher hosting costs and higher salaries and benefits from increased employee headcount associated with delivering our software solutions and services. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated with the delivery of our professional services as we accelerate Spring’21 migration. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets, as noted above.

Our gross margin for the three and nine months ended December 31, 2022 compared to the prior year period decreased primarily due to increased investments in professional services as we accelerate Spring’21 migration and a shift in product mix to lower margin transactional and data services, including patient pay services, and higher managed services, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Selling, general and administrative	$46,177	$47,238	$140,097	$159,615
Selling, general and administrative, as a percentage of revenue	28.5%	31.6%	29.5%	35.9%

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

Share-based compensation expense included in selling, general and administrative expenses was $6.7 million and $5.3 million for the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense included in selling, general and administrative expenses was $19.4 million and $13.7 million for the nine months ended December 31, 2022 and 2021, respectively. Refer to Note 14, "Stockholders’ Equity" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $1.1 million in the three months ended December 31, 2022 compared to the prior year. The decrease in expense from the prior year period was primarily driven by lower incentive bonus expense and lower facilities and infrastructure costs, partially offset by increased share-based compensation expense, as noted above, higher travel, conferences, and conventions costs, and incremental acquisition costs associated with the acquisition of TSI.

Selling, general and administrative expenses decreased $19.5 million in the nine months ended December 31, 2022 compared to the prior year. The decrease in expense from the prior year period was primarily driven by higher legal and related costs for our shareholder litigation matter incurred in the prior year period, including a $11.4 million payment related to the indemnification of certain expenses related to the Hussein matter and approximately $9.3 million of incremental proxy contest expenses associated with our prior year annual shareholders’ meeting. Incentive bonus expense and facilities and infrastructure costs also decreased compared to the prior year period, which was partially offset by increased share-based compensation expense, as noted above, higher travel, conferences, and conventions costs as these activities resume, higher legal fees associated with our regulatory matter, and incremental acquisition costs associated with the acquisition of TSI.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Gross expenditures	$28,111	$25,514	$89,179	$75,066
Capitalized software costs	(8,490)	(6,124)	(26,906)	(17,837)
Research and development costs, net	$19,621	$19,390	$62,273	$57,229

Research and development costs, as a percentage of revenue	12.1%	13.0%	13.1%	12.9%
Capitalized software costs as a percentage of gross expenditures	30.2%	24.0%	30.2%	23.8%

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

Share-based compensation expense included in research and development costs was $1.7 million and $1.2 million for the three months ended December 31, 2022 and 2021, respectively. Share-based compensation expense included in research and development costs was $4.9 million and $3.4 million for the nine months ended December 31, 2022 and 2021, respectively.

Net research and development costs for the three months ended December 31, 2022 increased $0.2 million compared to the prior year period due to $2.6 million higher gross expenditures, offset by $2.4 million higher capitalization of software costs.

Net research and development costs for the nine months ended December 31, 2022 increased $5.0 million compared to the prior year period due to $14.1 million higher gross expenditures, offset by $9.1 million higher capitalization of software costs.

The increase in gross expenditures in the three and nine months ended December 31, 2022 compared to the prior year was primarily driven by an increase in consulting costs and higher personnel costs due to our annual merit increases and increased headcount, partially offset by lower incentive bonus expense. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Amortization of acquired intangible assets	$919	$881	$2,329	$2,643

Amortization of acquired intangible assets included in operating expense consists of the amortization related to our customer relationships, trade names, and re-acquired rights intangible assets acquired as part of our business combinations. Refer to Note 8, "Intangible Assets" of our notes to condensed consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets was flat for the three ended December 31, 2022 compared to the prior year period and decreased $0.3 million for the nine months ended December 31, 2022 compared to the prior year period because the declining amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion that are amortized under an accelerated method of amortization were partially offset by the amortization of customer relationships and re-acquired rights assets associated with our acquisition of TSI.

Restructuring Costs and Impairment of Assets

During the nine months ended December 31, 2022, we recorded restructuring costs of $0.3 million, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income. The payroll-related costs were substantially paid as of December 31, 2022.

During the nine months ended December 31, 2021, we recorded restructuring costs of $0.5 million within operating expenses in our condensed consolidated statements of net income and comprehensive income. The payroll-related costs were substantially paid as of December 31, 2021.

In the three and nine months ended December 31, 2022 we vacated portions of certain leased locations and recorded impairments of $0.2 million and $1.6 million, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, Hunt Valley, Chapel Hill and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liability associated with the modification of our St. Louis lease and the early termination of our Horsham lease.

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

Interest and Other Income and Expense

The following table presents our interest and other income and expense for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Interest income	$1,530	$50	$1,650	$79
Interest expense	(2,239)	(321)	(2,894)	(958)
Other income (expense), net	(21)	(9)	10,266	(43)

Interest expense relates to our convertible senior notes and revolving credit agreement, as well as the related amortization of deferred debt issuance costs. Refer to Note 10, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The increase in interest expense for the three and nine months ended December 31, 2022 compared to the prior year period is primarily related to the $275.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2027 that we issued on November 1, 2022, as described in more detail in Note 10, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report. Interest expense changes are also caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of December 31, 2022 and December 31, 2021, we had no outstanding balances under the revolving credit agreement.

Interest income is earned from funds in our money market accounts. The fluctuation of other income and expense compared to the prior year period are primarily due to changes to the India foreign exchange rates.

The change in other income (expense), net for the nine months ended December 31, 2022 is due to the $10.3 million gain from our disposition of our Commercial Dental assets. Refer to Note 6, "Business Combinations and Disposals" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and nine months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Provision for income taxes	$1,019	$2,535	$6,479	$1,653
Effective tax rate	11.5%	32.8%	22.3%	56.6%

The decrease in the effective tax rate for the three and nine months ended December 31, 2022 compared to the corresponding prior periods was primarily due to the net benefit of discrete items including an increase to research and development credits and stock based compensation.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Cash and cash equivalents	$241,550	$49,429
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$541,550	$349,429

Net income	$22,586	$1,270
Net cash provided by operating activities	$35,977	$36,636

(1)
As of December 31, 2022, we had no outstanding loans under our $300.0 million revolving credit agreement.

We had no outstanding borrowings under our revolving credit agreement as of December 31, 2022, March 31, 2022, and December 31, 2021. Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, as well as our revolving credit agreement and convertible senior notes.

We believe that our cash and cash equivalents balance as of December 31, 2022, together with our cash flows from operating activities and liquidity provided by our debt agreements, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

Cash and Cash Equivalents

As of December 31, 2022, our cash and cash equivalents balance of $241.6 million compares to $59.8 million as of March 31, 2022 and $49.4 million as of December 31, 2021. As described in more detail below, the increase in cash and cash equivalents is primarily due to net proceeds from our convertible senior notes.

We may continue to use a portion of our funds as well as available financing from our revolving credit agreement and convertible senior notes, to the extent permissible, for share repurchases, future acquisitions, or other similar business activities, although the specific timing and amount of funds to be used is not currently determinable. We intend to expend some of our available funds for the development of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net income	$22,586	$1,270
Non-cash expenses	48,121	59,489
Cash from net income, as adjusted	$70,707	$60,759
Change in contract assets and liabilities, net	2,248	(2,770)
Change in accounts receivable	(2,625)	6,319
Change in all other assets and liabilities	(34,353)	(27,672)
Net cash provided by operating activities	$35,977	$36,636

For the nine months ended December 31, 2022, cash provided by operating activities decreased $0.7 million compared to the prior year period, primarily due to a $8.9 million decrease in cash from changes in accounts receivable and a $6.6 million decrease in cash from changes in other assets and liabilities, partially offset by $9.9 million higher cash from net income, as adjusted for a $11.4 million decrease in non-cash expenses, and an increase in cash of $5.0 million from net changes in contract assets and liabilities. The decrease in cash from changes in accounts receivable is primarily related to growth in subscriptions and milestone invoicing from higher bookings, partially offset by continued efforts to resolve aged balances and improve collections. The decrease in cash from changes in other assets and liabilities is primarily due to a decrease in cash from higher payments of cash incentive bonuses compared to the prior year due to a higher rate of bonus achievement for the prior fiscal year, partially offset by changes in our income tax assets and liabilities, including our uncertain tax positions tax liability, and a decrease in rent payments compared to the prior year period as we have early terminated a number of our leases in the current year period. Net income increased $21.3 million compared to the prior year period, as described in the sections above. Non-cash expenses decreased primarily due to a $10.3 million gain from the disposition of our Commercial Dental assets reflected in the current year period. The increase in cash from changes in net contract assets and liabilities was primarily due to lower software bookings and the termination of a number of RCM contracts in the current year period, partially offset by the timing of invoicing and recognition of annual licenses that are billed at the beginning of each year.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended December 31, 2022 was $65.2 million compared with $19.9 million in the prior year period. The increase in net cash used in investing activities is primarily due to $47.5 million of cash paid (net of cash acquired) for the acquisition of TSI and a $9.1 million increase in additions to capitalized software in the current period, partially offset by $11.3 million in cash proceeds from the disposition of our Commercial Dental assets.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended December 31, 2022 was $212.1 million compared with $41.0 million cash used in financing activities in the prior year period. The increase in cash provided by financing activities is primarily due to $275.0 million in proceeds from our convertible senior notes, net of $8.5 million in debt issuance costs, partially offset by a $14.0 million increase in share repurchases in the current year period.

Contractual Obligations

Convertible Senior Notes

On November 1, 2022, we issued $275.0 million in aggregate principal amount of 3.75% Convertible Senior Notes due 2027 (“Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of November 1, 2022, between the Company and U.S. Bank Trust Company, National Association, as trustee. Net proceeds from the issuance of the Notes were approximately $266.5 million, after deducting issuance costs totaling $8.5 million.

The Notes will accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted.

Approximately $10.7 million in interest payments are due within the next 12 months for our Notes. There are no required principal payments on the Notes prior to their maturity.

Refer to Note 10, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

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

On October 27, 2022, the Company entered into that certain Amendment No. 2 to Credit Agreement (the “Second Amendment”) with the Administrative Agent and the lenders party thereto. The Second Amendment modifies the Credit Agreement to make certain updates to the conditions restricting the making of certain dividends, distributions, and other restricted payments by the Company so that the Company’s compliance with the net leverage ratio governor contained in such conditions is calculated net of the net cash proceeds of the Notes issued pursuant to the Indenture.

As of December 31, 2022, we had no outstanding borrowings under the Credit Agreement.

Refer to Note 10, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of December 31, 2022, the total amount of future lease payments under operating leases was $9.8 million, of which $4.6 million is short-term. Our operating leases have a weighted average remaining lease term of 2.2 years. Included in our total future lease payments are $7.3 million of remaining lease obligations for vacated properties, of which $3.5 million is short-term. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, North Canton, Fairport, St. Louis and portions of Atlanta, Horsham, Hunt Valley, Irvine, Chapel Hill and Bangalore that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 5, “Leases” of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $2.3 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of December 31, 2022, we had minimum purchase commitments of $160.5 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $32.6 million is due within the next 12 months.

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

On October 25, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to an additional $100.0 million of outstanding shares of our common stock through March 2025.

During the three months ended December 31, 2022, we repurchased 2,103,049 shares of common stock for a total of $40.0 million at a weighted-average share repurchase price of approximately $19.02. As of December 31, 2022, $74.3 million remained available for share repurchases pursuant to the Company’s share repurchase programs.

Deferred Compensation

Deferred compensation liability was $7.6 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $7.4 million.

Income Taxes

We have an uncertain tax position liability of $4.7 million as of December 31, 2022, for which timing of expected payments is not determinable.

Off-Balance Sheet Arrangements

During the nine months ended, we did not have any relationships with unconsolidated organizations, financial partnerships, or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of December 31, 2022, we were subject to minimal market risk on our cash and cash equivalents as we maintained our balances in very liquid funds with maturities of 90 days or less at the time of purchase.

As of December 31, 2022, we had no outstanding loans under our revolving credit agreement. The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we are exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to our loans under the revolving credit agreement. Refer to Note 10, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

As of December 31, 2022, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of December 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31	—	$-	—	$-
November 1 -30	2,103	$19.02	2,103	$74,303
December 1 - 31	—	$-	—	$-
Total	2,103		2,103

(1)
On October 28, 2021, our Board of Directors authorized a share repurchase program under which we may repurchase up to $60.0 million of outstanding shares of our common stock through March 2023. On October 25, 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to an additional $100.0 million of outstanding shares of our common stock through March 2025. All share repurchases were made under these publicly announced programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Indenture, dated as of November 1, 2022, between NextGen Healthcare, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	4.1	1-Nov-22

4.2	Form of certificate representing the 3.75% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1).		8-K	4.1	1-Nov-22

10.1	Amendment No. 2 to Credit Agreement, dated as of October 27, 2022, by and among NextGen Healthcare, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		8-K	10.1	1-Nov-22

10.2

Securities Purchase Agreement, dated November 30, 2022, by and among NextGen Healthcare, Inc, TSI Healthcare, LLC, TSIH Holdings, Inc., a North Carolina corporation and the sole equity holder of TSI, David Dickson, Jr. and Glenn Dickson

X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: January 24, 2023	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: January 24, 2023	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: January 24, 2023	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)