Form 10-K
period 2023-03-31
NEXTGEN HEALTHCARE, INC.
filed 2023-05-23
CIK 708818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2022: $975,390,000 (based on the closing sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market on that date of $17.70 per share)*

The Registrant has no non-voting common equity.

The number of outstanding shares of the Registrant’s common stock as of May 12, 2023 was 65,980,532 shares.

* For purposes of this Annual Report on Form 10-K, in addition to those shareholders which fall within the definition of “affiliates” under Rule 405 of the Securities Act of 1933, as amended, holders of ten percent or more of the Registrant’s common stock are deemed to be affiliates for purposes of this Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement related to the 2023 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2023 are incorporated herein by reference in Part III of this Annual Report on Form 10-K where indicated.

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

NEXTGEN HEALTHCARE, INC.

2023 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

This Annual Report on Form 10-K (this "Report"), including the documents and certain information incorporated herein by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our trend analyses, product development plans, business and growth strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, and market factors influencing our results, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop and sell new products and services in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors, our ability to finalize a settlement with the DOJ, cybersecurity and data protection risk and related liabilities, current or potential legal proceedings involving us, and the effect of developments in and the impacts of government regulation and legislation. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

PART I

ITEM 1. BUSINESS

Company Overview

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower ambulatory healthcare providers to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise positions us as a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

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

Our Vision, Mission and Strategy

NextGen Healthcare’s vision is better healthcare outcomes for all. We strive to achieve this vision by delivering innovative solutions and insights aimed at creating healthier communities. We focus on improving care delivered in ambulatory settings but do so recognizing that the entire healthcare ecosystem needs to work in concert to achieve the quadruple aim: “to improved patient experience, improved provider experience, improve the health of a population, and reduce per capita health care costs.”

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

We plan to invest in our current capabilities as well as build and/or acquire new capabilities. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform capabilities (i.e., patient portal, self-scheduling, and patient pay) and OTTO Health, LLC for its virtual care solutions, notably telemedicine. In August 2022, we divested our commercial dental assets, further emphasizing the company’s focus on serving ambulatory care. In November 2022, we acquired TSI Healthcare, LLC ("TSI") for its purpose-built clinical content and differentiated service offerings, which expands the addressable market served by our Enterprise domain, including new specialties, such as rheumatology, pulmonology, and cardiology. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market. Further, we are also actively innovating our business models and exploring new high-growth market domains.

Market Opportunity, and Trends

The scale and scope of the healthcare industry continues to expand. Annual United States healthcare spend today represents nearly $4.1 trillion and ~20% of GDP. A significant portion of this spend is directed towards the treatment of chronic conditions and administrative solutions that service an increasingly complex system with diverse stakeholders. While there are several convergent market forces reshaping the healthcare industry landscape, we are focused on six trends we believe will materially impact the markets we participate in and our customer value proposition:

1.
Regulatory Drivers – Medicare and Medicaid continue to expand and represent approximately a third of covered lives. Further, the 21st Century Cures Act (“Cures Act”) certification requirements and impending changes by Centers for Medicare & Medicaid Services (“CMS”) to Medicare reimbursement and shared savings programs parameters (i.e., MIPS, MSSP and telehealth programs) represent continued and escalating regulatory requirements in the healthcare industry broadly and the shape of primary healthcare. Considering these regulatory and market-based changes, many ambulatory practices have come to place a very high value on partnering with vendors that demonstrate the expertise and consistency to stay ahead of these regulatory and industry changes.
2.
Risk Reallocation – As healthcare shifts away from defined benefit models towards defined contribution, employers, payors, providers, and consumers are increasingly evaluating models to share and reallocate risk. In 2020, nearly 40% of all healthcare payments representing over 75% of all covered lives flowed through an alternative payment model. While Medicare Advantage related payments led the charge with over 55% of payments tied to alternative models, a plurality of commercial payors are also leveraging value-based provider arrangements to incent care quality standards and reduce health disparities. For providers, effective participation in these models requires a full view of the patient population’s clinical and cost data and robust financial management solutions and services to navigate multiple contract types.
3.
Consumerism – Consumers increasingly direct their own healthcare and require greater levels of access, convenience, and experience personalization. Beyond tailoring healthcare interactions to their needs and preferences, they also expect greater transparency about the costs for visits, medications, and procedures. Accompanied by a significant shift of care from inpatient to lower cost outpatient settings and virtual modes, healthcare is poised to become increasingly ‘retail-like’ and will place unique demands on practices and care providers who need comprehensive engagement platforms to attract, retain and engage patients through their complete health journey
4.
New Modalities and Coordinated Team Based Care – Untethered from physical clinics and desktops, care is now being delivered in “boundless” venues by multiple, coordinated care providers.
5.
Meaningful Interoperability & Digitization – Greater levels of data exchange, automation, Artificial Intelligence (AI) and speech enabled workflows.
6.
Integrated Care and Health Equity– Integrated, whole-person health continues to trend strongly as evidenced by FQHCs/CHCs receiving Health Resources and Services Administration (“HRSA”) funding to drive integrated medical, behavioral, and oral health. Public sector and private investment in understanding and addressing social determinants of health and improving community health are growing.

NextGen Healthcare is well positioned to play a key role in guiding our clients through short-term and long-term changes that impact healthcare in the United States and is committed to helping them deliver better outcomes.

Our Value Proposition

NextGen Healthcare’s value proposition to our clients can be summarized by the four “I’s” as follows:

•
Integration – Delivering a broad and highly integrated set of solutions and end-user experiences. NextGen Healthcare, a top ranked platform solution provider, is driving greater levels of efficiency and engagement for practices. Our clients value the full breadth of our solution offering and seamless integration into their clinical workflows. This integration is an important determinant of our success.
•
Interoperability – Building seamlessly connected data and human networks across ambulatory healthcare. NextGen Healthcare’s Interoperability solutions help create a frictionless environment where those that need important healthcare data can rapidly find and utilize it. For example, NextGen Healthcare powers over a third of all United States state-based Health Information Exchanges (“HIE’s”), with over 170 million patient records passing over our network of almost 2.8 million directory addresses.
•
Insights – Providing intelligence at the point of care to enable better health and financial decision-making. We are helping our clients move from being data rich to insight rich. By providing intelligence, through innovative solutions that take data out of electronic health records (“EHRs”), normalize, cleanse, and present it back as usable data pipelines, NextGen Healthcare can help optimize prescription guidance, care gap reviews, billing quality, practice variance, etc. and insert it directly into clinician’s workflows in order to facilitate sound clinical and financial decisions when serving patients.
•
Impact – Delivering and shaping outcomes in all aspects of our solutions and service. NextGen Healthcare is pivoting towards becoming a true performance partner for our clients and is evidenced by proactively helping manage performance and outcomes for our clients.

NextGen Healthcare delivers value to our clients in several ways. Our solutions enable our clients to address current needs while preparing for the needs of the future including expanding access to health services, enhancing the coordination and management of care, and optimizing patient outcomes while also ensuring the sustainability of their practices. Specifically, we offer a range of solutions to allow clinicians to practice anywhere and work in new and innovative collaboration models.

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

We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. The workflow layer includes mobile and voice-enabled capabilities proven to reduce physician burden. Recognizing that engaged patients are key to positive outcomes, our patient experience platform enables our clients to create personalized care experiences that enhance trust and drive patient loyalty. Further, we support the advances in integrated care that focus on the whole person with solutions supporting behavioral and oral health. Our cloud-based population health and analytics engine allows our clients to improve results in both fee-for-service and fee-for-value environments.

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

Positioning NextGen Healthcare for Growth. As NextGen Healthcare applies this value proposition framework across the ambulatory care market, we incorporate some or all our current solution offerings within three broad domains illustrated in Figure 1 below:

•
Enterprise – The Enterprise domain is both the largest and encompasses our broadest portfolio of solutions (e.g., clinical, financial, and patient engagement solution portfolios) provided to ambulatory care practices that incorporate 10 or more healthcare providers.
•
Office – The Office domain reflects almost all solutions (software solutions and adjacent services) provided to an ambulatory care practice that incorporates fewer than 10 healthcare providers. Our main offering in this group is a cloud-based, multi-tenant SaaS EHR and PM solution, called NextGen® Office.
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

ENTERPRISE

Clinical Care Solutions improve the quality and efficiency of care delivery as well as the patient and provider experience. They significantly ease the administrative burden and enable the delivery of high quality, personalized care. Providers can automate patient intake, streamline clinical workflows, and leverage vendor-agnostic interoperability to achieve quality measures and qualify for incentives. An example of our clinical care solutions is:

NextGen® Enterprise EHR– Our electronic health records solution stores and maintains clinical patient information and offers a workflow module, prescription management, automatic document and letter generation, patient education, referral tracking, interfaces to billing and lab systems, physician alerts and reminders, and reporting and data analysis tools.

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

NextGen® Enterprise PM– Our practice management offering is a seamlessly integrated, scalable, multi-module solution that includes a master patient index, enterprise-wide appointment scheduling with referral tracking, and clinical support.

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

NextGen Virtual Visits™– Delivers a tightly integrated, bi-directional telehealth experience that allows patients to have a virtual visit with their own personal doctor and their own provider’s care team. The solution allows for screen-sharing, document passing, in-visit chat, one-touch access to interpretive services, and a "no-login" experience for patients.

OFFICE

Integrated Clinical Care and Financial Solutions provide a comprehensive set of software and services specifically targeted to improve the clinical and financial performance of small and independent practices across a broad set of clinical specialties. An example of our solution in this space is:

NextGen® Office– A cloud-based EHR and PM solution for physicians and medical billing services designed to meet the specific needs of smaller practices.

INSIGHTS

Interoperability Solutions (formerly Connected Health Solutions) enable different information technology systems to communicate and exchange usable data thereby allowing caregivers to more effectively work together within and across care teams and organizational boundaries, and equipping patients to collaborate on their own care. Our integration and interoperability offerings enable providers to leverage their current technology for better outcomes and truly connected patient care. Examples of our interoperability solutions are:

NextGen® Share – A broad and expanding suite of plug-and-play interoperability solutions which help NextGen® Enterprise EHR users safely and securely exchange clinical content with external providers and organizations. The platform includes support for secure direct messaging with more than 2.8 million providers and organizations, and care quality integration to enable automated data exchange of over 250 million records to date.

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

Managed Services include our scalable, cloud hosting services that reduce the burden of information technology expertise from our clients and speed implementations, simplify upgrades, cut technology costs significantly and provide 24/7 monitoring and support by a broad team of technical experts. In addition, we offer Revenue Cycle Management (“RCM”) Services that includes billing and collections, electronic claims submission and denials management, electronic remittance and payment posting and accounts receivable follow-up. Our dedicated account management model helps make NextGen Healthcare a top-performing provider of RCMS as reported in the 2020 KLAS Ambulatory RCM Services Report.

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

Competition

The markets for healthcare information systems and services are intensely competitive and highly fragmented. Our traditional full-suite competitors in the healthcare information systems and services market include: athenahealth, Inc., Oracle Corporation, eClinicalWorks, Epic Systems Corporation, Greenway Health, LLC, Veradigm Inc., and Modernizing Medicine, Inc. Emerging smaller competitors also bring competition in specific sectors of the market. Additionally, we face competition from technology vendors who offer verticalized data management and analytics solutions and services-only competitors like business process outsourcers, hosting providers and transcription companies.

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

Regulatory Environment

As a participant in the healthcare industry, our business, and that of our clients, is subject to a wide array of complex and rapidly changing federal and state laws, regulations, and industry initiatives, in the areas of information sharing, electronic health record and interoperability standards, e-prescribing, claims processing and transmission, security and privacy of patient data, and healthcare fraud. The impact of such laws and regulations on us is direct, to the extent we are subject to these laws and regulations, and is also indirect, in terms of government program requirements applicable to our clients for the use of our solutions or that impact payment models. The complexity and rapidly changing nature of these laws and regulations have created both challenges as well as significant opportunities for our business. New laws and regulations have targeted the adoption of EHRs, health data exchange and interoperability, value-based payment, care coordination, utilization of telehealth services, migration of inpatient to outpatient care, and expansion of behavioral health services. Many of these changes have spanned multiple Congresses and Presidential Administrations and taken years to fully implement (e.g., The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) and Cures Act):

•
Cures Act – The Cures Act, which was passed in 2016, laid the groundwork for a nationwide trusted health information exchange, includes provisions that directly call for, or describe roles for the use of, health information technology to help providers comply with new federal requirements under Medicare and state Medicaid programs. Sections of the law addressing interoperability also codified the concept of information blocking, requiring a new regulatory structure to respond to concerns that actors in the healthcare industry intentionally block the exchange of information between various stakeholders. In 2020, the Health and Human Services (“HHS”) Office of the National Coordinator for Health Information Technology (“ONC”) released a final regulation which, among other things, calls on developers of certified EHRs to adopt standardized APIs and to meet a list of other new certification requirements to retain approved federal government certification status. In 2022, we announced that our NextGen® Enterprise EHR achieved the ONC-Health IT 2015 Edition Cures Update Health IT certification.
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

In addition, reform of payment policies for Medicare and Medicaid continues to evolve. For example:

•
PPACA – The Patient Protection and Affordable Care Act (“PPACA”) is comprehensive healthcare reform legislation that became law in 2010 and introduced value-based principles into federal health insurance payments systems and sought to improve healthcare quality and expanded access to affordable health insurance. MACRA built upon the value-based policies introduced by the ACA. Notably, in the last several years, participation in Medicare's "alternative payment models" to replace traditional "fee for service" payments with quality and risk-sharing payment models has been conditioned on the adoption of CEHRT.

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

Sales and Marketing

We sell and market our products primarily through a direct sales force and to a significantly lesser extent, through a reseller channel. NextGen Healthcare also provides solutions to networks of practices such as MSOs, IPAs, ACOs, ambulatory care centers (“ACCs”), and community health centers (“CHCs”). Our direct sales force is comprised of sales executives and account executives, who seek to understand the client strategy and build a multistage roadmap to reach the desired end state. For large clients, we use both inside and outside sales where efforts are a mix of on-site and virtual based. For smaller clients, efforts are all inside sales via web and phone, all of whom deliver presentations to potential clients by demonstrating our systems and capabilities either on prospective client’s premises or through video meeting and web-based presentations. Our sales and marketing employees identify prospective clients through a variety of means, including a healthcare data and analytics platform, search engine optimization and value exchange content on nextgen.com; digital advertising; direct mail and email campaigns; referrals from existing clients and industry consultants; contacts at professional society meetings and trade shows (online and in person); webinars; public relations and social media campaigns; and telemarketing. Our sales cycle can vary significantly and typically ranges from six to 18 months from initial contact to contract execution. Smaller practices on NextGen Office tend to have significantly shorter sales cycles ranging in weeks. Moving forward, we expect more of our transactions to move to subscriptions. Clients have the option to purchase hosting and maintenance services, which are invoiced on a monthly, quarterly or annual basis. Subscriptions are delivered electronically after the agreement is signed. They generally include implementation and are typically billed monthly after implementation or based on volume or throughput. We continue to concentrate our direct sales and marketing efforts on the ambulatory market from large multi-specialty organizations to small-single specialty practices in high-opportunity specialty segments.

We have numerous clients and do not believe that the loss of any single client would adversely affect us. No client accounted for 10% or more of our net revenue during each of the years ended March 31, 2023, 2022 and 2021. In addition, software license sales to resellers represented less than 10% of total revenue for each of the years ended March 31, 2023, 2022 and 2021. Substantially the majority of our clients are located in the United States.

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

Additionally, we have systems in place to monitor the security and confidentiality of PHI, and procedures designed to promptly initiate investigations and mitigation efforts upon notification or identification of a security incident.

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

All policies and procedures are made available to all employees through our organization’s intranet, and acknowledgment of these is required at time of hire. Our Privacy Policy, which outlines how we collect and utilize personal data, is made available on our public facing website.

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

Human Capital

Workforce Statistics

As of March 31, 2023, NextGen Healthcare had approximately 2,783 full-time employees, approximately 721 of whom were based in Bangalore, India with the remainder located in the United States. None of our employees are covered by a collective bargaining agreement or are represented by a labor union.

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

Transition to Remote Workforce

As the severity of the COVID-19 pandemic waned and in response to the overwhelming preference of our employees, we implemented remote work as our standard. Our Human Resources, Organizational Development and Information Security teams keep our employees engaged with resources to work remotely, remain productive and avoid burnout. Our business continuity health and safety team continue to share information and guidance on all pandemic updates through our internal health and safety communication channel.

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

Risks Related to our Business

We face significant, evolving competition which, if we fail to properly address, could adversely affect our business, results of operations, financial condition, and price of our stock. The markets for healthcare information systems are intensely competitive and rapidly evolving. We face significant competition from a number of different sources. Several of our competitors have substantially greater name recognition and financial, technical, product development and marketing resources than we do. Some of our competitors, have, and may continue to become more active in our markets both through internal development and acquisitions. Moreover, we expect that competition will continue to increase as a result of consolidation in both the IT and healthcare industries. Transaction induced and other competitive pressures and factors may result in price erosion and make the adoption and renewal of our solutions more difficult. Further, as we continue to enhance and develop new solutions and services, including in the areas of interoperability, data and analytics, and value-based care, we expect to face new competitors, and these new competitors may have more experience in these markets. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures that we face will not materially and adversely impact our business, financial condition, and operating results.

We may not be able to develop and market new products to and services respond to technological changes or evolving industry standards and our clients may not accept our products or services. The markets in which we operate are characterized by rapid technological and regulatory change, evolving industry standards and increasingly sophisticated client needs. In order to compete successfully, we must keep pace with our competitors in anticipating and responding to these rapid changes. Our future success will depend, in part, upon our ability to enhance existing solutions and develop and introduce in a timely manner or acquire new solutions that keep pace with technological and regulatory developments and industry requirements, satisfy increasingly sophisticated client requirements and achieve market acceptance. If we are unable, for technological or other reasons, to develop or acquire on a timely and cost-effective basis new software solutions or enhancements to existing solutions or if such new solutions or enhancements do not achieve market acceptance, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition, and results of operations can be adversely affected.

Saturation or consolidation in the healthcare industry could result in the loss of existing clients, a reduction in our potential client base and downward pressure on the prices for our products and services. As the healthcare information systems market continues to evolve, saturation of this market with our products or our competitors' products could limit our revenues and opportunities for growth. There has also been increasing consolidation amongst healthcare industry participants in recent years, creating integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, the number of market participants decreases and competition to provide products and services like ours become more intense. The importance of establishing and maintaining relationships with key industry participants becomes greater and our inability to make initial sales of our systems to, or maintain relationships with, newly formed groups and/or healthcare providers that are replacing or substantially modifying their healthcare information systems could adversely affect our business, results of operation and financial condition. Consolidation in our industry can result in fewer new footprint opportunities or lead to the replacement of our products and services in existing clients, cause downward pricing pressures and have an adverse impact on our business, results of operations and financial condition.

We depend on strategic relationships and our business could be materially impacted if we fail to manage these relationships properly. We face risk and/or possibility of claims from activities related to strategic partners. We depend on strategic relationships and third-party suppliers and our revenue and operating earnings could suffer if we fail to manage these relationships properly. To be successful, we must continue to maintain our existing strategic relationships and establish additional strategic relationships as necessary with leaders in the markets in which we operate. If we lose any of these third-party relationships or fail to establish additional relationships, or if our relationships fail to benefit us as expected, this could materially and adversely impact our business, financial condition, and operating results. We rely on third parties to provide certain services for our business. For example, we use national clearinghouses in the processing of some insurance claims, and we outsource the printing and delivery of patient statements for our clients. These third parties could raise their prices or be acquired by our competitors or decide to compete with us in some or all of the markets in which we operate, which could potentially create short or long-term disruption to our business, negatively impacting our revenue, profit and/or stock price. We also have relationships with certain third parties where these third parties serve as sales channels through which we generate a portion of our revenue. In addition, we could be subject to claims as a result of the activities, products, or services of these third-party service providers even though we were not directly involved in the circumstances leading to those claims.

We have acquired companies, and may engage in future acquisitions, which may be expensive, time consuming, subject to inherent risks and from which we may not realize anticipated benefits. Historically, we have acquired numerous businesses, technologies, and products. We may acquire additional businesses, technologies, and products if we determine that these additional businesses, technologies and products are likely to serve our strategic goals. Acquisitions have inherent risks, which, if materialized, may have a material adverse effect on our business, financial condition, operating results or prospects, including, but not limited to the following: (i) failure to achieve projected synergies and performance targets; (ii) potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets with indefinite useful lives; (iii) using cash as acquisition currency may adversely affect interest or investment income, which may in turn adversely affect our earnings and /or earnings per share; (iv) unanticipated expenses or difficulty in fully or effectively integrating or retaining the acquired technologies, software products, services, business practices, management teams or personnel, which would prevent us from realizing the intended benefits of the acquisition; (v) failure to maintain uniform standard controls, policies and procedures across acquired businesses; (vi) difficulty in predicting and responding to issues related to product transition such as development, distribution and client support; (vii) the assumption of known and unknown liabilities; (viii) the possibility that the due diligence process in any such acquisition may not completely identify material issues associated with product quality, product architecture, product development, intellectual property issues, regulatory risks, compliance risks, key personnel issues or legal and financial contingencies, including any deficiencies in internal controls and procedures and the costs associated with remedying such deficiencies; and (ix) the possibility that acquired assets become impaired, or that acquired assets lead us to determine that existing assets become impaired, requiring us to take a charge to earnings which could be significant; and (x) the possibility of disputes over post-closing purchase price adjustments such as performance-based earnouts. A failure to successfully integrate acquired businesses or technology could, for any of these reasons, have an adverse effect on our financial condition and results of operations.

If we are unable to manage our growth, including in the new markets we may enter, our business and financial results could suffer. We have in the past experienced periods of growth which have placed, and may continue to place, a significant strain on our non-cash resources. In addition, our future financial results will depend in part on our ability to profitably manage our business in new markets that we may enter. We are engaging in the strategic identification of, and competition for, growth and expansion opportunities in new markets or offerings, including in the areas of interoperability, patient engagements, data analytics and population health. In order to successfully execute on our growth initiatives, we will need to, among other things, manage changing business conditions, anticipate, and react to changes in the regulatory environment, and develop expertise in areas outside of our business's traditional core competencies. As we expand into new countries and markets, we will need to successfully address the risks inherent in the expansion of international operations, such as differing legal and regulatory requirements that may apply to our products and/or how we operate, including those that pertain to privacy and data protection, trade and employment restrictions and intellectual protections, among other risks, which could involve significant costs or require changes in products or business practices. Failure to successfully address these risks and other difficulties in managing future growth, including in new markets, could have a significant negative impact on our business, financial condition, and results of operations.

We may experience reduced revenues and/or be forced to reduce our prices in response to changes to the healthcare regulatory landscape. We may be subject to pricing pressures with respect to our future sales arising from various sources, including among other things, government action affecting reimbursement levels. Our clients and the other entities with which we have business relationships are affected by changes in statutes, regulations, and limitations on government spending for Medicare, Medicaid, and other programs. Recent and future government actions and legislation could limit government spending for Medicare and Medicaid programs, limit payments to healthcare providers, increase emphasis on competition, impose price controls, initiate new and expanded value-based reimbursement programs and create other programs that potentially could have an adverse effect on our clients and the other entities with which we have a business relationship. If we experience significant downward pricing pressure, our revenues may decline along with our ability to absorb overhead costs, which may leave our business less profitable.

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

We have substantial development and other operations in India, and we use offshore third-party partners located in India and other countries, that subject us to regulatory, economic, social and political uncertainties and to laws applicable to U.S. companies operating overseas and other risks of global operations. We are subject to several risks associated with having a portion of our assets and operations located in India and by using third party service providers in India and other countries. Many U.S. companies have benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally and the business process services industry in particular, including significant tax incentives, relaxation of regulatory restrictions, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current Government of India, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular. In addition, our financial performance and the market price of our common stock may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. Our ability to recruit, train and retain qualified employees, develop and operate our captive facility could be adversely affected if India does not successfully overcome challenges associated with sustaining its economic growth. In addition, U.S. governing authorities may pressure us to perform work domestically rather than using offshore resources. Furthermore, local laws and customs in India may differ from those in the U.S. For example, it may be a local custom for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA generally prohibits U.S. companies from giving or offering money, gifts, or anything of value to a foreign official to obtain or retain business and requires businesses to make and keep accurate books and records and a system of internal accounting controls. We cannot guarantee that our employees, contractors, and agents will comply with all of our FCPA compliance policies and procedures. If we or our employees, contractors, or agents fail to comply with the requirements of the FCPA or similar legislation, government authorities in the U.S. and elsewhere could seek to impose civil or criminal fines and penalties which could have a material adverse effect on our business, operating results, and financial condition.

If we fail to finalize a settlement with the DOJ or fail to comply with the terms of any such final settlement of the DOJ’s investigations into certain of the Company’s business practices, our business, results of operations and financial condition will be materially and adversely affected. In addition, even if we finalize the settlement, we may face additional investigations or lawsuits. Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. In late 2022, the United States Attorney’s Office informed NextGen of the existence of a sealed qui tam lawsuit concerning the issues NextGen has been discussing with their Office. While we have not yet reached a final, binding settlement agreement with the DOJ, we have reached an agreement in principle and have recorded legal settlement expense to reflect the anticipated payment to the DOJ if the settlement currently being negotiated is consummated. We also recorded an estimated amount of expense associated with attorneys’ fees that upon a final settlement would be paid to the private law firm that brought the original qui tam lawsuit. See Note 17, “Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information. We expect that a final settlement with the DOJ, if it were to be completed, may include other material non-financial terms and conditions, including a civil settlement agreement. A variety of material issues remain subject to further negotiation and approval by us and the government before any binding resolution can be finalized, and additional accruals and expenses may be necessary following further negotiation. We cannot provide assurances that our efforts to reach a final settlement with the DOJ will be successful or, if they are, the timing or final terms of any such settlement. In addition, compliance with the terms of any such final settlement documents could impose significant costs and burdens on us. If we fail to comply with any such final settlement documents, the DOJ may impose substantial monetary penalties, exclude us from Medicare, Medicaid, and other federal healthcare programs, and/or bring administrative, civil or criminal charges against us, which could have a material adverse effect on our business, financial condition and results of operations. If a final agreement cannot be reached, the existing qui tam lawsuit will proceed to litigation and the DOJ may bring additional claims or other enforcement actions against us. These proceedings could lead to material fines, penalties, damages, and liabilities which could be substantial, as well as other material sanctions, and we would expect to incur significant costs in connection with such enforcement action and proceedings, regardless of the outcome. If any or all of these events occur, our business, financial condition and results of operations could be materially and adversely affected. Even if we were to reach a final settlement with the DOJ, such settlement or the conduct involved in the settlement may cause other governmental agencies to initiate investigations or proceedings, or may cause private parties such as shareholders, to threaten or initiate litigation, any of which could result in substantial and material fines, penalties, damages, expenses and/or liabilities, divert management’s attention from other business concerns and have a material adverse effect on our business, results of operations and financial condition. We may also be subject to negative publicity related to these matters that could harm our reputation, reduce demand for our solutions and services, result in employee attrition and negatively impact our stock price.

Risks Related to Our Operations, Products and Services

Our business is subject to data security risks and cyber-attacks, and if we are unable to safeguard the security and privacy of our client’s data, our services may be perceived as not being secure, clients may curtail or stop using our services, we may incur significant liabilities, and our reputation and business may be harmed. Our services involve the collection, storage, transmission and processing of clients’ proprietary and confidential information, including the personally identifiable and protected health information of our clients’ patients, as well as the personal and confidential information of our employees and others. Because of the sensitivity of this information, security features of our network, software, and systems are very important. Threat actors regularly attempt to gain access to our information and systems through various techniques. These threats include cyber attacks, the use of harmful malware or ransomware, security breaches, acts of vandalism or theft, (including by employees), computer viruses, misplaced or lost data, programming and/or human errors, power outages, protected health information leakage from implementing third-party technology to process and share data, hardware failures or other similar events. Furthermore our increased use of mobile and cloud technologies, including as a result of the shift to work-from-home arrangements resulting from the COVID-19 pandemic, has heightened these cybersecurity and privacy risks, including risks from cyber attacks such as phishing, spam emails, hacking, social engineering, and malicious software. We have expended and may continue to expend significant capital and other resources to protect against data incidents, cyber attacks, or security breaches or to alleviate or mitigate problems caused by data incidents, cyber attacks, or security breaches.

Despite our implementation of security and privacy measures designed to ensure data security and compliance with applicable laws and rules, our network, systems, and services are vulnerable to these threats. Because techniques used to attack or compromise our systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive security measures. Although we train and monitor our employees, it is possible that our employees may, intentionally or unintentionally, act in ways that create security vulnerabilities, present security risks to the network, or otherwise compromises our security measures and our systems. If our security measures are unable to safeguard our network, systems, and services, and the confidential, proprietary, personal, and protected health information stored and processed thereon, someone may be able to obtain unauthorized access to our network, systems, and software, as with the security incidents described below, and then employee, client, or patient data thereon. As a result, our reputation could be damaged, we could lose clients or business partners, our business may suffer, and we could face damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation and remediation efforts to prevent future occurrences, all of which could have a material adverse effect on our business, operations, and financial results.

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

Violations of state or federal privacy or data security laws may result in claims against us or may limit or prevent our use of data, which could harm our business. Certain health privacy laws, data breach notification laws, privacy laws, and consumer protection laws may apply directly to our business and/or those of our collaborators and may impose restrictions on our collection, use, storage, and dissemination of individuals’ personal information and protected health information. Patients about whom we obtain personal and health information, as well as the healthcare services clients who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights, violated applicable privacy or data security laws and regulations or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business. This could impair our functions, processes and databases that reflect, contain, or are based upon such data and may prevent use of such data. In addition, this could interfere with or prevent creation or use of rules and analyses or limit other data-driven activities that are beneficial to our business. Moreover, we may be subject to claims or liability for use or disclosure of information by reason of lack of valid notice, permission or waiver. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

Data security incidents or security breaches could have numerous material adverse effects on our business and could result in significant liabilities, losses, and damages. In the course of our business operations, we collect, store, process, compile, and transmit confidential information, including personal information, patient health information, financial information and other sensitive information of our employees, our clients, and our clients’ patients. We also use third-party contractors to provide certain of these services, such as the service provides that host our technology platform. Although we train and monitor our employees and have systems and technical, physical, and administrative safeguards in place that we believe are reasonably designed to prevent and detect data security incidents and security breaches, we have no guarantee that these programs and controls will be adequate to prevent all possible security threats, cyber attacks, vulnerabilities, malfeasance, or errors. It is possible that our own employees, or that of our clients and vendors, may engage in conduct that compromises security or privacy.

Unauthorized access to or the compromise of our computer systems or data, or to the computer systems or data of our contractors, could result in the misappropriation or loss of assets or the disclosure of sensitive information, including any resulting from the incidents described below and in Note 17 to our audited financial statements, the corruption of data, disruption of our business operations, damage our reputation, reduce demand for our services, require us to devote financial and other resources to mitigate these breaches, subject us to litigation from our clients or shareholders, as well as actions by regulatory agencies, and result in damages being assessed against us.

In addition, the other systems with which we may interface, such as the internet and related systems may be vulnerable to security breaches, viruses, malware, programming errors, or similar disruptive problems. The effect of these security breaches and related issues could also disrupt our ability to perform certain key business functions and could potentially reduce demand for our services. Accordingly, we have expended significant resources toward establishing and enhancing the security of our related infrastructures, although no assurance can be given that they will be entirely free from potential breach or compromise. Maintaining and enhancing our infrastructure security may require us to expend significant capital in the future.

The success of our strategy to offer our EDI services and SaaS solutions depends on the confidence of our clients in our ability to securely transmit confidential information. Our EDI services and SaaS solutions rely on encryption, authentication and other security technology licensed from third parties to achieve secure transmission of confidential information. We may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our clients. Anyone who is able to circumvent our security measures could misappropriate or steal confidential user information or interrupt our, or our clients’, operations. In addition, our EDI and SaaS solutions may be vulnerable to viruses, malware, physical or electronic break-ins and similar disruptions.

High-profile security breaches, especially companies supporting the healthcare industry, have increased in recent years, and security industry experts and government officials have warned about the risks of hackers and cyber-attacks targeting information technology products and businesses. Although this is an industry-wide problem that affects other software and hardware companies, we may be targeted by computer hackers because we are a prominent healthcare information technology company and have high profile clients. These risks will increase as we continue to grow our cloud offerings, store and process increasingly large amounts of our clients’ confidential data, including personally identifiable and protected health information, and host or manage parts of our clients’ businesses in cloud-based/multi-tenant information technology environments. We use third party cloud providers in connection with our cloud-based offerings or third-party providers to host our own data, in which case we may have to rely on the processes, controls and security such third parties have in place to protect the infrastructure. Moreover, unauthorized access, acquisition, use, alteration, destruction, or disclosure of such sensitive information, including any resulting from the incidents described below, could result in civil or criminal liability or regulatory action, including potential fines and penalties.

The costs we have had to incur and which we could continue to incur to address any security incidents or security breaches increase our expenses, and our efforts to resolve these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential clients that may impede our sales, development of solutions, provision of services, or other critical functions. If a cyberattack or other security incident were to allow unauthorized access to or unauthorized acquisition, use, modification, or disclosure of our clients’ or suppliers’ data, personal information or protected health information of patients, our own data, or our information technology systems (much like what occurred in the January and March 2023 incidents described below), or if our products or services are perceived as having security vulnerabilities, we could suffer significant damage to our brand and reputation. This could lead to fewer clients using our products or services and make it more difficult for us to obtain new clients, resulting in reduced revenue and earnings. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, and increased legal liability, such as the lawsuits stemming from the March 2023 security incident as described below and in Note 17 to our audited financial statements.

On January 6, 2023, we became aware of unauthorized access to a limited part of the corporate NextGen Healthcare network, which, upon investigation, revealed that NextGen was the target of a sophisticated cyber attack. We immediately executed our internal response procedures and launched an in-depth forensic investigation with the help of leading third-party forensic experts. We also took measures to contain the threat and to successfully eradicate it from our network. Though our operations returned to normal in relatively short order, out of an abundance of caution, we notified any clients who were impacted by the disruption and incident. Because of the sophisticated nature of the cyber attack on our systems, our in-depth forensic investigation into the nature and full scope of the incident remains ongoing and we continue to perform a detailed and manual review and analysis of the data potentially impacted to understand if any personally identifiable information or protected health information was accessed without authorization during the attack. Impact to personally identifiable information or protected health information belonging to our employees, clients, or patients could trigger data breach notification obligations, which could result in lawsuits from impacted clients, patients, or employees, regulatory inquiries, significant damage to our reputation, loss of sales and clients, and other damages or losses.

Separately, on March 30, 2023, we were alerted to suspicious activity on our NextGen Office (NGO) system. In response, we executed our internal response procedures and launched a forensic investigation with the help of leading third-party forensic experts. We also took measures to contain the incident and contacted law enforcement. From our forensic investigation, we determined that an unknown third-party gained unauthorized access to a limited set of electronically stored personal information on the NGO system between March 29, 2023 and April 14, 2023. We also determined that the unknown third-party accessed the NGO system by using NGO client credentials that appeared to have been stolen from sources or incidents unrelated to us, and then used those credentials to access the NGO system. We performed an analysis and review of the impacted data and discovered that certain personal information belonging to approximately 1 million patients was included in the electronic data accessed during the incident. The information impacted included: name, date of birth, address, and social security number. However, there was no evidence to suggest there was any access or impact to any protected health information or any medical records. On April 28, 2023, we sent written notification to all impacted individuals and offered them 24 months of free fraud detection monitoring and identity theft protection. We also directly notified impacted NGO clients as well as state regulatory authorities and the three credit bureaus.

Following our notification of the data breach, we were named as a defendant in thirteen putative class action lawsuits in the United States District Court for the Northern District of Georgia, all of which assert various claims stemming from the data breach and NextGen Healthcare’s alleged failure to safeguard personal information. These lawsuits seek monetary damages, injunctive and declaratory relief, and attorneys’ fees and costs. We believe we have meritorious defenses to these actions and intend to vigorously oppose the claims asserted in these complaints. We cannot reasonably estimate the range of potential losses that may be associated with these lawsuits because of the early stage of each lawsuit. We also cannot assure you that we will not become subject to other lawsuits, inquiries, or claims relating to or arising from the March incident. Although we maintain cyber-technology liability insurance, it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the litigation, will be in excess of our cyber-technology liability insurance coverage applicable to claims of this nature.

Furthermore, even though we carry cyber-technology insurance policies that provide insurance coverage under certain circumstances, we may suffer other losses and costs as a result of the security incidents described above or other security incidents or security breaches that exceed the coverage available under our insurance policies or for which we do not have coverage. In the future, such insurance may not be available on commercially reasonable terms, or at all. Our risk and exposure to these matters remains heightened because of, among other things, the value of healthcare-related data and the interconnectivity and interdependence of third parties to our systems. In addition, publicity related to security incidents, including the security incidents described above, could in the future have a range of other adverse effects on our business or prospects, including causing or contributing to loss of customer confidence, reduced customer demand, reduced customer retention, strategic growth opportunities, and associated retention and recruiting difficulties, some, or all of which could be material.

The occurrence of actual cyber security events, such as the security incidents described above, could magnify the severity of the adverse effects of future incidents on our business. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage information systems can be difficult to detect for extended periods of time and can involve difficult or prolonged assessment or remediation periods even once detected, there can be no assurance that the steps we take in response to an incident, including the security incidents identified above, will be sufficient to prevent future significant incidents. As threats continue to evolve and increase, we have already devoted and expect to continue to devote significant resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities. Our risk and exposure to these matters remains heightened because of, among other things, the value of healthcare-related data and the interconnectivity and interdependence of third parties to our systems.

We may experience interruption at our data centers or client support facilities, which could interrupt clients’ access to their data, exposing us to significant costs and reputational harm. We perform data center and/or hosting services for certain clients, including the storage of critical patient and administrative data and the provision of support services, at company-managed facilities and through third party hosting arrangements with public cloud providers. We also use public cloud providers and other third parties in connection with hosting our own data. While we control and generally have exclusive access to our servers and all of the components of our network that are located in our external data centers, we do not control the operation of these facilities and they may be vulnerable to damage or interruption from hurricanes, earthquakes, floods, fires, power loss telecommunications failures and similar events. Likewise, our use of a single cloud vendor could increase our exposure to interruptions if the vendor were to experience a catastrophic event impacting its service offering. System redundancy, disaster recovery and other continuity measures may be inadequate. Any interruption, damage or breach of our systems or with those of third parties on which we rely, such as our cloud service providers, could damage our reputation, cause us to lose existing clients, hurt our ability to obtain new clients, result in significant revenue loss, create potential liabilities for our clients and us and increase insurance and other operating costs.

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

Our products or services could fail to perform properly due to errors or similar problems which could have an adverse effect on our business, results of operations and financial condition. Our products and services, and the third-party software products or services incorporated therein, may contain defects or errors, including errors in the design, coding, implementation, or configuration, which could create vulnerabilities and affect the ability of our products and services to properly function, integrate or operate with other offerings, or achieve market acceptance. This includes third-party software products or services incorporated into our own solutions and services. Errors and defects in our products and services can also result in data loss or corruption or cause the information that we collect to be incomplete or inaccurate. In addition, errors may arise from interface of our solutions with systems and data that we did not develop and the function of which is outside our control or undetected in our testing. As a result, when problems occur, it may be difficult to identify the source of the problem. It is possible that errors may be found after introduction of new products or services or enhancements to existing products or services. If we detect errors before we introduce a solution, we may have to delay deployment for an extended period while we address the problem. If we do not discover errors until after deployment, we may need to provide enhancements to correct such errors. Remediating product defects and errors could consume our development and management resources. Quality or performance issues with our products and services may result in product-related liabilities, unexpected expenses, and diversion of resources to remedy errors, harm to our reputation, lost sales, delays in commercial releases, delays in or loss of market acceptance of our solutions, license termination or renegotiations, and privacy or security vulnerabilities. Any of the foregoing could materially and adversely impact our reputation as well as our business, financial condition, and operating results.

We may be liable for use of content we provide. We provide content for use by healthcare providers in treating patients. Certain of this content is provided by third-party content suppliers. In addition, certain of our solutions provide applications that relate to patient clinical information. If this content is incorrect or incomplete, adverse consequences may occur and give rise to third party claims based on the nature and content of health information provided or made available through our solutions. We could also be subject to liability for content that may be accessible through our website or third-party websites linked from our website or through content and information that may be posted by users in chat rooms, bulletin boards or on websites created by professionals using our applications. Even if these claims do not result in liability to us, investigating and defending against these claims could be expensive and time consuming and could divert management’s attention away from our operations.

We may be subject to claims for system errors, warranties, or product liability, which could have an adverse effect on our business, results of operations and financial condition. Because our products and services are used in clinical settings to collect, store and display health-related information used in the diagnosis and treatment of patients and for related practice management purposes, such as admissions and billing, our clients and users of our systems have a heightened sensitivity to errors and defects. If our products or services are alleged to have contributed to faulty clinical decisions, injury to patients or negative financial impact to clients, we might be subject to claims or litigation by our clients or their patients. Any failure by our products to provide accurate and timely information concerning patients, their medication, treatment, and health status, generally, could result in claims against us which could materially and adversely impact our financial performance, industry reputation and ability to market new system sales. In addition, a court or government agency may take the position that our delivery of health information directly, including through licensed practitioners, or delivery of information by a third-party site that a consumer accesses through our websites, exposes us to assertions of malpractice, other personal injury liability, or other liability for wrongful delivery/handling of healthcare services or erroneous health information. We maintain insurance to protect against claims associated with the use of our products as well as liability limitation language in our end-user agreements, but there can be no assurance that our insurance coverage or contractual language would adequately cover any claim asserted against us. A successful claim or series of claims brought against us in excess of or outside of our insurance coverage could have an adverse effect on our business, results of operations and financial condition. Even unsuccessful claims could result in our expenditure of funds for litigation and management time and resources.

We are subject to the effect of payer and provider conduct which we cannot control and accordingly, there is no assurance that revenue for our services will continue at historic levels. We offer certain electronic claims submission products and services as part of our product line. While we have implemented certain product features designed to maximize the accuracy and completeness of claims submissions, these features may not be sufficient to prevent inaccurate claims data from being submitted to payers. Should inaccurate claims data be submitted to payers, we may be subject to liability claims. Electronic data transmission services are offered by certain payers to healthcare providers that establish a direct link between the provider and payer. This process reduces revenue to third party EDI service providers such as us. A significant increase in the utilization of direct links between providers and payers would reduce the number of transactions that we process and for which we are paid, resulting in a decrease in revenue and an adverse effect on our financial condition and results of operations.

We face risks related to the periodic maintenance and upgrades that need to be made to our products. As we continue to develop and improve upon our technology and offerings, we need to periodically upgrade and maintain the products deployed to our clients. This process can require a significant amount of our internal time and resources and be complicated and time consuming for our clients. Certain upgrades may also pose the risk of system delays or failure. If our periodic upgrades and maintenance cause disruptions to our clients, we may lose revenue-generating transactions, our clients may elect to use other solutions and we may also be the subject of negative publicity that may adversely affect our business and reputation.

Our failure to obtain licenses for, or our use of, third-party technologies and services could harm our business. We depend upon licenses for some of the technology used in our products as well as other services from third party vendors. Most of these arrangements can be continued/renewed only by mutual consent and may be terminated for any number of reasons. We may not be able to continue using the products or services made available to us under these arrangements on commercially reasonable terms or at all. As a result, we may have to discontinue, delay, or reduce product shipments or services provided until equivalent technology or services can be identified, licensed, developed, or integrated, and this inability could harm our business and operating results. Most of our third-party licenses are non-exclusive. Our competitors may obtain the right to use any of the business elements covered by these arrangements and use these elements to compete directly with us. Our use of third-party technologies also exposes us to increased risks, including risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from third-party technologies and services sufficient to offset associated costs which would negatively impact our results of operations. Further, the operation of our products would be impaired if errors occur in third party technology or content that we incorporate, and we may incur additional costs to repair or replace the defective technology or content. It may be difficult for us to correct any errors in third party products because the products are not within our control.

Regulatory, Legal and Compliance Risks

There is significant uncertainty in the healthcare industry in which we operate, and the current governmental laws and regulations, as well as any future modifications to the regulatory environment, may adversely impact our business, financial condition, and results of operations. The healthcare industry is subject to changing political, economic, legal, and regulatory influences that may affect the procurement processes and operation of healthcare facilities and our costs to deliver products and services that enable our clients to meet their compliance requirements. During the past decade, the healthcare industry has been subject to increased legislation and regulation of, among other things, reimbursement rates, payment programs and information technology programs and certain capital expenditures. These health reform laws contain various provisions which impact us and our clients. Some of these provisions have a positive impact, by expanding the use of electronic health records in certain federal programs, for example, while others, such as reductions in reimbursement for certain types of providers, have a negative impact due to fewer available resources. The continued increase in fraud and abuse penalties is expected to adversely affect participants in the healthcare sector, including us. The full impact of healthcare reform legislation and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurance that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business.

As existing regulations mature and become better defined, we anticipate that these regulations will continue to directly affect certain of our products and services, but we cannot fully predict the effect at this time. Healthcare providers may react to these laws and any future proposals, and the uncertainty surrounding such proposals, by curtailing or deferring investments, including those for our products and services. Our efforts to provide solutions that enable our clients to comply with these regulations could be time consuming and expensive and may adversely affect our business model. We have taken steps to modify our products, services, and internal practices as necessary to facilitate our compliance with the regulations, but there can be no assurance that we will be able to do so in a timely or complete manner. Achieving compliance with these regulations could be costly and distract management’s attention and divert other company resources, and any noncompliance by us could result in civil and criminal penalties.

The healthcare industry is heavily regulated and our failure to comply with regulatory requirements could create liability for us and adversely affect our business. As a participant in the healthcare industry, our business, and that of our clients, is subject to a wide array of complex and rapidly changing federal and state laws, regulations, and industry initiatives, including in the areas of information sharing, electronic health record and interoperability standards, e-prescribing, claims processing and transmission, security and privacy of patient data, and healthcare fraud, including laws prohibiting the submission of false or fraudulent claims which apply to healthcare providers and others that make, offer, seek or receive referrals or payments for products or services that may be paid for through any federal or state healthcare program and, in some instances, any private program. These laws are complex and their application to our specific services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. The impact of these regulations on us is both direct, to the extent that we are ourselves subject to these laws and regulations, and also indirect, in terms of government program requirements applicable to our clients for the use of health information technology. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other healthcare reimbursement laws and rules. Increases in fraud and abuse penalties may also adversely affect participants in the health care sector, including us.

Other specific risks include, but are not limited to, risks relating to:

Privacy and Security of Patient Information. As part of the operation of our business, we and our third-party service providers collect, process and store significant amounts of sensitive, confidential, and proprietary information, including personally identifiable information, such as payment data and protected health information. U.S. federal, state and local laws and foreign legislation govern the confidentiality of personal and patient medical record information, how that information may be used, and the circumstances under which such information may be released. These regulations govern both the disclosure and use of confidential personal and patient medical record information and require the users of such information to implement specified security and privacy measures. HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information and require us to enter into business associate agreements with our clients and vendors. Failure by us to enter into adequate business associate agreements with any client or vendor would place us in violation of applicable standards and requirements and could expose us to liability. We and our clients are also subject to evolving state laws regarding the privacy and security of healthcare information and personal information generally. These rules, and any future changes to privacy and security rules, may increase the cost of compliance and could subject us to additional enforcement actions, which could further increase our costs and adversely affect the way in which we do business.

Foreign regulations, including the EU General Data Protection Regulation (“GDPR”), may impose restrictions on the processing of personal data (including health-data) that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. In non-U.S. jurisdictions, we also are subject to potential restrictions on cross-border transfers of personal data to the United States as well as other countries where we have operations or partnerships.

Data protection regulations impact how businesses, including both us and our clients, can collect and process the personal data of individuals. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies, or modifications thereto, that are applicable to us may limit the use and adoption of our products and services and could have a material adverse impact on our business, results of operations and financial condition. Furthermore, we incur development, resource, and capital costs in delivering, updating, and supporting products and services to enable our clients to comply with these varying and evolving standards. Federal, state and non-U.S. governmental enforcement personnel have substantial powers and remedies, particularly in the EU, to pursue suspected or perceived violations. If we fail to comply with any applicable laws or regulations, we could be subject to civil penalties, sanctions and contract liability and could otherwise damage our reputation. Enforcement investigations, even if meritless, could have a negative impact on our reputation, cause us to lose existing clients or limit our ability to attract new clients.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. For example, the PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access.

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

Federal Requirements for the Use of Certified Health Information Technology. Various federal, state and non-government agencies continue to generate requirements for the use of certified health information and technology and interoperability standards which affect the design of such technology. Although the incentive programs available to healthcare providers who implemented EHRs and demonstrated meaningful use under the HITECH Act has expired, the requirements associated with certification and privacy remain in effect. In addition, the Cures Act has tied CEHRT to certain of its policy goals, and participation in Medicare’s alternative payment models has also been conditioned on the adoption of CEHRT. These regulations will also mandate adoption of updated and expanded certified capabilities of CEHRT that our clients must adopt to remain able to participate in the federal programs mentioned earlier. In addition, the ONC has increased its surveillance activities concerning vendor compliance relative to CEHRT.

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

Electronic Prescribing. The use of our software by physicians to perform a variety of functions, including electronic prescribing, is governed by state and federal law, including fraud and abuse laws. States have differing prescription format requirements and there is significant variation in the laws and regulations governing prescription activity, as federal law and the laws of many states permit the electronic transmission of certain controlled prescription orders, while the laws of several states neither specifically permit nor specifically prohibit the practice. Restrictions exist at the federal level on the use of electronic prescribing for controlled substances and certain other drugs. Some states have passed complementary laws governing the use of electronic prescribing tools in the use of prescribing opioids and other controlled substances, and we expect this to continue to be addressed with regulations in other states. Regulations in this area impose certain requirements which can be burdensome and evolve regularly and may adversely affect our business model.

FDA Regulation of Software as a Medical Device. The U.S. Food and Drug Administration (“FDA”) may in the future determine that our technology solutions are subject to the Federal Food, Drug, and Cosmetic Act. The December 2016 Cures Act clarified the definition of a medical device to exclude certain health information technology such as EHRs; however, the legislation did leave the opportunity for that designation to be revisited if determined to be necessary by changing industry and technological dynamics. As a result, our software may potentially be subject to regulation by the FDA as a medical device. Regulation of our software by the FDA as a medical device would require the registration of the applicable manufacturing facility and software and hardware products, application of detailed record-keeping and manufacturing standards, application of the medical device excise tax, and FDA approval or clearance prior to marketing. An approval or clearance requirement could create delays in marketing, and the FDA could require supplemental filings or object to certain of these applications, the result of which could adversely affect our business, financial condition and results of operations.

Proprietary rights are material to our success, and the misappropriation of these rights could adversely affect our business and our financial condition. We are dependent on the maintenance and protection of our intellectual property, and we rely largely on technical security measures, license agreements, confidentiality procedures and employee nondisclosure agreements to protect our intellectual property. The majority of our software is not patented, and existing copyright laws offer only limited protection. We may not be able to adequately protect against theft, copying, reverse engineering, misappropriation, infringement or unauthorized use or disclosure of our intellectual property, which could have an adverse effect on our competitive position. Further, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States and are often not enforced as vigorously as those in the United States.

If we are deemed to infringe on the proprietary rights of third parties, we could incur unanticipated expense and be prevented from providing our products and services. We are occasionally involved in intellectual property infringement or misappropriation claims. These claims, even if unmeritorious, are expensive to defend and are often incapable of prompt resolution. If we are unsuccessful in defending these claims, we could be required to pay a substantial damage award, develop alternative technology, obtain a license, or cease using, selling, offering for sale, licensing, implementing, or supporting the applicable technology. In addition, claims may be brought against third parties from which we purchase software, and such claims could adversely affect our ability to access third party software for our systems.

We face the risks and uncertainties that are associated with litigation and investigations, which may adversely impact our marketing, distract management and have a negative impact upon our business, results of operations and financial condition. We face the risks associated with litigation and investigations concerning the operation of our business, including claims by clients regarding product and contract disputes, by patients relating to the processing and hosting of their personally identifiable information and protected health information, by other third parties asserting infringement of intellectual property rights, by current and former employees regarding certain employment matters, by certain shareholders, and by governmental and regulatory bodies for failures to comply with applicable laws. The uncertainty associated with substantial unresolved disputes may have an adverse effect on our business. In particular, such disputes could impair our relationships with existing clients and our ability to obtain new clients. Defending litigation and investigative matters may require substantial cost and may result in a diversion of management's time and attention away from business operations, which could have an adverse effect on our business, results of operations and financial condition.

We face risks related to litigation advanced by a former director and shareholder of ours. On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors by Ahmed Hussein, a former director and significant shareholder of our Company. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Trial commenced on July 6, 2021. On July 29, 2021, a jury rendered a verdict in favor of the Company and the individual defendants on all counts. Plaintiff has appealed the jury verdict. See Note 16, “Commitments, Guarantees and Contingencies,” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Form 10-K for additional information.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Convertible Notes. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business;
•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Notes; and

•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Convertible Notes, and our cash needs may increase in the future. In addition, our existing Credit Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion. Noteholders may, subject to a limited exception, require us to repurchase their Convertible Notes following a fundamental change (as defined in the Convertible Note Indenture) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of Convertible Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our existing Credit Agreement contains certain limitations on cash payments for the conversion, redemption or repurchase of the Convertible Notes, including compliance with certain leverage ratios on a pro forma basis after giving effect to such cash payments. Our failure to repurchase Convertible Notes or pay the cash amounts due upon conversion when required will constitute a default under the Convertible Note Indenture. A default under the Convertible Note Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

Provisions in the Convertible Note Indenture could delay or prevent an otherwise beneficial takeover of us. Certain provisions in the Convertible Notes and the Convertible Note Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the Convertible Note Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

The accounting method for the Convertible Notes could adversely affect our reported financial condition and results. The accounting method for reflecting the Convertible Notes on our balance sheet, accruing interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. In accordance with ASU 2020-06, we expect that the Convertible Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported income. In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share. Furthermore, if any of the conditions to the convertibility of the Convertible Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.

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

Risks Related to our Common Stock

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

Risks Related to COVID-19

The widespread outbreak of an illness or any other communicable disease, or any other public health crises, such as the COVID-19 pandemic, and the governmental and societal responses thereto, could adversely affect our business, results of operations, and financial position. Widespread outbreaks of disease or other public health crises, such as the COVID-19 pandemic, and responses thereto have in the past and may in the future adversely affect our business and the business of our customers and suppliers. For example, declines in patient volumes at the onset of the COVID-19 pandemic negatively impacted our revenue in the fourth quarter of fiscal 2020, most notably for purchases of software and hardware, and the impact of the disruption also impacted the first half of fiscal 2021, primarily in managed services and EDI, which are volume driven. We may experience further negative financial impacts due to a number of factors, including without limitation:

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

The magnitude and duration of the disruption and resulting decline in business activity will largely depend on future developments which are highly uncertain and cannot be predicted, including the duration and severity of the pandemic, resurgences or additional “waves” of outbreaks of the virus (including new strains or mutations of the virus), the impact of the pandemic on economic activity, the actions taken by health authorities and policy makers to contain its impacts on public health and the global economy, and the effectiveness of vaccines. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business because of the global or U.S. economic impact and any recession that has occurred or may occur in the future. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and capital markets which has and may continue to adversely impact our stock price and may adversely impact our ability to access capital markets. The COVID-19 pandemic may also have the effect of heightening many of the other risks described above.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are a remote-first company whereby most of our employees either work remotely or have the option to work remotely. Accordingly, we do not maintain a corporate headquarters. We maintain certain physical offices for purposes of collaboration, as needed, and for certain administrative and back-office processing.

We believe that our existing facilities are in good condition and adequate for our current business requirements. Should we continue to grow or change our remote-first strategy, we may be required to lease or acquire additional space. We believe that suitable additional space is available, if needed, at commercially reasonable market rates and terms.

As of March 31, 2023, we leased an aggregate of approximately 189,058 square feet of space with lease agreements expiring at various dates, of which approximately 16,100 square feet of space are utilized for continuing operations and 172,958 square feet of space are being subleased or have been vacated as part of our reorganization efforts, as described further in Note 7, "Leases" of our notes to consolidated financial statements included elsewhere in this Report:

Square Feet
Primary Operating Locations
Irvine, California	8,000
Chapel Hill, North Carolina	4,500
Hunt Valley, Maryland	2,000
Boulder, Colorado	1,600
Total Primary Operating Locations	16,100

Vacated or Subleased Locations, or Portions Thereof
Atlanta, Georgia	35,500
Hunt Valley, Maryland	32,000
St. Louis, Missouri	29,600
Cary, North Carolina	19,400
Irvine, California	15,958
Fairport, New York	15,300
Chapel Hill, North Carolina	14,700
Brentwood, Tennessee	10,500

Total Vacated or Subleased Locations	172,958

Total Leased Properties	189,058

ITEM 3. LEGAL PROCEEDINGS

The information required by Item 3 is incorporated herein by reference from Note 17, “Commitments, Guarantees and Contingencies” of our notes to consolidated financial statements in this Report.

ITEM 4. MINE AND SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Holders

Our common stock is traded under the symbol “NXGN” on the NASDAQ Global Select Market. At May 12, 2023, there were approximately 601 holders of record of our common stock.

Issuer Purchases of Equity Securities

The following is a summary of our repurchases for the three months ended March 31, 2023 (in thousands, except shares and per share data):

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - 31	—	$—	—	$74,303
February 1 -28	—	$—	—	$74,303
March 1 - 31	—	$—	—	$74,303
Total	—		—
(1)
In October 2022, our Board of Directors authorized a new share repurchase program under which we may repurchase up to an additional $100.0 million of outstanding shares of our common stock through March 2025. All share repurchases, if any, were made under these publicly announced programs.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of this Report, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total returns of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Services Stock Index over the five-year period ended March 31, 2023 assuming $100 was invested on March 31, 2018 with all dividends, if any, reinvested. The returns shown are based on historical results and are not intended to be indicative of future stock prices or future performance. This performance graph shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among NextGen Healthcare, Inc., The NASDAQ Composite Index

And The NASDAQ Computer & Data Processing Index

$300
$250
$200
$150
$100
$50
$0
Mar-18
Mar-19
Mar-20
Mar-21
Mar-22
Mar-23
NextGen Healthcare, Inc.
Nasdaq Composite
Nasdaq Computer & Data Processing

* $100 invested on March 31, 2018 in stock or index, including reinvestment of dividends. Fiscal year ended March 31.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed in this management’s discussion and analysis of financial condition and results of operations (“MD&A”), including discussions of our trend analyses, product development plans, business and growth strategies, future operations, financial condition and prospects, share repurchases, developments in and the impacts of government regulation and legislation, and market factors influencing our results, may include forward-looking statements that involve certain risks and uncertainties, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Actual results may differ from those anticipated by us as a result of various factors, both foreseen and unforeseen, including, but not limited to, our ability to continue to develop and sell new products and services in markets characterized by rapid technological evolution, consolidation and competition from larger, better-capitalized competitors, our ability to finalize a settlement with the DOJ, cybersecurity and data protection risk and related liabilities, current or potential legal proceedings involving us, shits in our revenue mix that may impact gross margins, and the effect of developments in and the impacts of government regulation and legislation. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” as set forth herein, as well as in our other public disclosures and filings with the Securities and Exchange Commission ("SEC").

This MD&A is provided as a supplement to the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K ("Report") in order to enhance your understanding of our results of operations and financial condition and should be read in conjunction with, and is qualified in its entirety by, Item 1A Risk factors and the consolidated financial statements and related notes thereto included elsewhere in this Report. Historical results of operations, percentage margin fluctuations and any trends that may be inferred from the discussion below are not necessarily indicative of the operating results for any future period. For information regarding the year ended March 31, 2021, including a year-to-year comparison of our financial condition and results of operations for the years ended March 31, 2022 and March 31, 2021, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 18, 2022.

Company Overview

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower ambulatory healthcare providers to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise positions us as a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

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

We plan to invest in our current capabilities as well as build and/or acquire new capabilities. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform capabilities (i.e., patient portal, self-scheduling, and patient pay) and OTTO Health, LLC for its virtual care solutions, notably telemedicine. In August 2022, we divested our commercial dental assets, further emphasizing the company’s focus on serving ambulatory care In November 2022, we acquired TSI Healthcare, LLC ("TSI") for its purpose-built clinical content and differentiated service offerings, which expands the addressable market served by our Enterprise domain, including new specialties, such as rheumatology, pulmonology, and cardiology. The integration of these acquired technologies has made NextGen Healthcare’s solutions among the most comprehensive in the market. Further, we are also actively innovating our business models and exploring new high-growth market domains.

Market Opportunity, and Trends

The scale and scope of the healthcare industry continues to expand. Annual United States healthcare spend today represents nearly $4.1 trillion and ~20% of GDP. A significant portion of this spend is directed towards the treatment of chronic conditions and administrative solutions that service an increasingly complex system with diverse stakeholders. While there are several convergent market forces reshaping the healthcare industry landscape, we are focused on six trends we believe will materially impact the markets we participate in and our customer value proposition:

1.
Regulatory Drivers – Medicare and Medicaid continue to expand and represent approximately a third of covered lives. Further, the 21st Century Cures Act (“Cures Act”) certification requirements and impending changes by Centers for Medicare & Medicaid Services (“CMS”) to Medicare reimbursement and shared savings programs parameters (i.e., MIPS, MSSP and telehealth programs) represent continued and escalating regulatory requirements in the healthcare industry broadly and the shape of primary healthcare. Considering these regulatory and market-based changes, many ambulatory practices have come to place a very high value on partnering with vendors that demonstrate the expertise and consistency to stay ahead of these regulatory and industry changes.
2.
Risk Reallocation – As healthcare shifts away from defined benefit models towards defined contribution, employers, payors, providers, and consumers are increasingly evaluating models to share and reallocate risk. In 2020, nearly 40% of all healthcare payments representing over 75% of all covered lives flowed through an alternative payment model. While Medicare Advantage related payments led the charge with over 55% of payments tied to alternative models, a plurality of commercial payors are also leveraging value-based provider arrangements to incent care quality standards and reduce health disparities. For providers, effective participation in these models requires a full view of the patient population’s clinical and cost data and robust financial management solutions and services to navigate multiple contract types.
3.
Consumerism – Consumers increasingly direct their own healthcare and require greater levels of access, convenience, and experience personalization. Beyond tailoring healthcare interactions to their needs and preferences, they also expect greater transparency about the costs for visits, medications, and procedures. Accompanied by a significant shift of care from inpatient to lower cost outpatient settings and virtual modes, healthcare is poised to become increasingly ‘retail-like’ and will place unique demands on practices and care providers who need comprehensive engagement platforms to attract, retain and engage patients through their complete health journey
4.
New Modalities and Coordinated Team Based Care – Untethered from physical clinics and desktops, care is now being delivered in “boundless” venues by multiple, coordinated care providers.
5.
Meaningful Interoperability & Digitization – Greater levels of data exchange, automation, Artificial Intelligence (AI) and speech enabled workflows.
6.
Integrated Care and Health Equity– Integrated, whole-person health continues to trend strongly as evidenced by FQHCs/CHCs receiving Health Resources and Services Administration (“HRSA”) funding to drive integrated medical, behavioral, and oral health. Public sector and private investment in understanding and addressing social determinants of health and improving community health are growing.

NextGen Healthcare is well positioned to play a key role in guiding our clients through short-term and long-term changes that impact healthcare in the United States and is committed to helping them deliver better outcomes.

Our Value Proposition

NextGen Healthcare’s value proposition to our clients can be summarized by the four “I’s” as follows:

•
Integration – Delivering a broad and highly integrated set of solutions and end-user experiences. NextGen Healthcare, a top ranked platform solution provider, is driving greater levels of efficiency and engagement for practices. Our clients value the full breadth of our solution offering and seamless integration into their clinical workflows. This integration is an important determinant of our success.
•
Interoperability – Building seamlessly connected data and human networks across ambulatory healthcare. NextGen Healthcare’s Interoperability solutions help create a frictionless environment where those that need important healthcare data can rapidly find and utilize it. For example, NextGen Healthcare powers over a third of all United States state-based Health Information Exchanges (“HIE’s”), with over 170 million patient records passing over our network of almost 2.8 million directory addresses.

•
Insights – Providing intelligence at the point of care to enable better health and financial decision-making. We are helping our clients move from being data rich to insight rich. By providing intelligence, through innovative solutions that take data out of electronic health records (“EHRs”), normalize, cleanse, and present it back as usable data pipelines, NextGen Healthcare can help optimize prescription guidance, care gap reviews, billing quality, practice variance, etc. and insert it directly into clinician’s workflows in order to facilitate sound clinical and financial decisions when serving patients.
•
Impact – Delivering and shaping outcomes in all aspects of our solutions and service. NextGen Healthcare is pivoting towards becoming a true performance partner for our clients and is evidenced by proactively helping manage performance and outcomes for our clients.

NextGen Healthcare delivers value to our clients in several ways. Our solutions enable our clients to address current needs while preparing for the needs of the future including expanding access to health services, enhancing the coordination and management of care, and optimizing patient outcomes while also ensuring the sustainability of their practices. Specifically, we offer a range of solutions to allow clinicians to practice anywhere and work in new and innovative collaboration models.

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

We optimize the core with an automation and workflow layer that gives our clients control over how platform capabilities are implemented to drive their desired outcomes. The workflow layer includes mobile and voice-enabled capabilities proven to reduce physician burden. Recognizing that engaged patients are key to positive outcomes, our patient experience platform enables our clients to create personalized care experiences that enhance trust and drive patient loyalty. Further, we support the advances in integrated care that focus on the whole person with solutions supporting behavioral and oral health. Our cloud-based population health and analytics engine allows our clients to improve results in both fee-for-service and fee-for-value environments.

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

Positioning NextGen Healthcare for Growth. As NextGen Healthcare applies this value proposition framework across the ambulatory care market, we incorporate some or all our current solution offerings within three broad domains illustrated in Figure 1 below:

•
Enterprise – The Enterprise domain is both the largest and encompasses our broadest portfolio of solutions (e.g., clinical, financial, and patient engagement solution portfolios) provided to ambulatory care practices that incorporate 10 or more healthcare providers.
•
Office – The Office domain reflects almost all solutions (software solutions and adjacent services) provided to an ambulatory care practice that incorporates fewer than 10 healthcare providers. Our main offering in this group is a cloud-based, multi-tenant SaaS EHR and PM solution, called NextGen® Office.
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

Figure 1: NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our consolidated statements of net income and comprehensive income for the years ended March 31, 2023 and 2022 (certain percentages below may not sum due to rounding):

	Fiscal Year Ended March 31,
	2023	2022
Revenues:
Recurring	90.9%	90.5%
Software, hardware, and other non-recurring	9.1	9.5
Total revenues	100.0	100.0
Cost of revenue:
Recurring	41.2	39.0
Software, hardware, and other non-recurring	6.9	5.2
Amortization of capitalized software costs and acquired intangible assets	4.3	5.3
Total cost of revenue	52.4	49.5
Gross profit	47.6	50.5
Operating expenses:
Selling, general and administrative	34.2	35.2
Research and development costs, net	12.6	12.9
Amortization of acquired intangible assets	0.6	0.6
Impairment of assets	0.5	0.7
Restructuring costs	0.4	0.1
Total operating expenses	48.2	49.3
Income from operations	(0.6)	1.1
Interest income	0.5	0.0
Interest expense	(1.0)	(0.3)
Other income (expense), net	1.7	0.0
Income before provision for income taxes	0.7	0.9
Provision for income taxes	1.1	0.6
Net income (loss)	(0.4)%	0.3%

Revenues

The following table presents our consolidated revenues for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Recurring revenues:
Subscription services	$184,047	$162,636
Support and maintenance	153,520	155,623
Managed services	129,115	111,377
Transactional and data services	127,236	110,077
Total recurring revenues	593,918	539,713

Software, hardware, and other non-recurring revenues:
Software license and hardware	27,860	31,347
Other non-recurring services	31,394	25,290
Total software, hardware and other non-recurring revenues	59,254	56,637

Total revenues	$653,172	$596,350

Recurring revenues as a percentage of total revenues	90.9%	90.5%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, transactional and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the year ended March 31, 2023 increased $56.8 million compared to the prior year, comprised of a $54.2 million increase in recurring revenues and a $2.6 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by $21.4 million higher subscription services, $17.7 million higher managed services revenue, and a $17.2 million increase in transactional and data services, partially offset by a $2.1 million decrease in support and maintenance. The increase in subscription services reflect the incremental revenues associated with the acquisition of TSI and higher subscriptions of our NextGen Office and Insights solutions, including interoperability, virtual visits, mobile, financial analytics, and NextGen Enterprise solutions, due to higher recent bookings. The increase in managed services revenue was primarily due to increases in revenue cycle management ("RCM") services and hosting services associated with higher recent bookings. The increase in transactional and data services revenue was primarily driven by higher bookings and transaction volumes associated with our patient pay solutions, partially offset by a decrease in electronic data interchange (“EDI”) and data services revenue due to lower transaction volume. Support and maintenance decreased primarily due to net client attrition, our continued shift to subscription-based solutions, the negative impact to revenues associated with the acquisition of TSI, which was one of our value-added resellers, and the disposition of our Commercial Dental assets, as described in Note 8, "Business Combinations and Disposals" of our notes to the consolidated financial statements included elsewhere in this Report. The increase in software, hardware, and other non-recurring revenues was primarily due to higher professional services revenue from more hours incurred and projects completed in the current year period, partially offset by a decrease in software license revenue due to lower software bookings.

Bookings reflect the estimated annual value of our executed contracts, adjusted to include the effect of pre-acquisition bookings if applicable, and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $166.5 million for the year ended March 31, 2023 compared to $152.5 million in the prior year, primarily reflecting higher bookings of patient pay services, NextGen Enterprise subscriptions, and EDI, partially offset by lower bookings of software and maintenance.

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

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Cost of revenue:
Recurring	$269,191	$232,481
Software, hardware, and other non-recurring	44,881	31,034
Amortization of capitalized software costs and acquired intangible assets	27,941	31,889
Total cost of revenue	$342,013	$295,404

Gross profit	$311,159	$300,946
Gross margin %	47.6%	50.5%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, patient pay processing and support costs, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 10, "Intangible Assets" and Note 11, "Capitalized Software Costs" of our notes to consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

Share-based compensation expense included in cost of revenue was $3.1 million and $2.2 million for the years ended March 31, 2023 and 2022, respectively.

Gross profit for the year ended March 31, 2023 increased $10.2 million compared to the prior year while our gross margin percentage decreased to 47.6% for the year ended March 31, 2023 compared to 50.5% in the prior year period.

The increase in cost of revenue for the year ended March 31, 2023 compared to the prior year period was primarily due to higher transactional and data costs directly associated with higher recent revenues and bookings of our patient pay services. Recurring cost of revenue, including costs of subscription services and managed services, also increased driven by higher hosting costs, third party costs, and higher salaries and benefits from increased employee headcount related to delivering our software solutions and services, directly associated with higher revenues and bookings. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated with the delivery of our professional services as we accelerate Spring’21 migration. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets.

Our gross margin for the year ended March 31, 2023 compared to the prior year period decreased primarily due to increased investments in professional services as we accelerate Spring’21 migration and a shift in product mix to lower margin transactional and data services, including patient pay services, and managed services, as noted above.

Selling, General and Administrative Expense

The following table presents our consolidated selling, general and administrative expense for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Selling, general and administrative	$223,424	$209,661
Selling, general and administrative, as a percentage of revenue	34.2%	35.2%

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

Share-based compensation expense included in selling, general and administrative expenses was $26.1 million and $19.9 million for the years ended March 31, 2023 and 2022, respectively. The increase in share-based compensation expense is due to increased utilization of share-based awards to incentivize our executives and employees. Refer to Note 16, "Stockholders’ Equity" of our notes to consolidated financial statements included elsewhere in this Report for additional information on our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $13.8 million for the year ended March 31, 2023 compared to the prior year period is primarily due to $35.2 million of estimated legal settlement and related costs associated with the DOJ investigation regulatory matter (refer to Note 17, "Commitments, Guarantees and Contingencies" of our notes to consolidated financial statements included elsewhere in this Report for additional information), increased share-based compensation expense, as noted above, higher travel, conferences, and conventions costs, and incremental acquisition costs associated with the acquisition of TSI in November 2022. These increases were partially offset by higher legal and related costs for our shareholder litigation matter incurred in the prior year period, including an $11.4 million payment related to the indemnification of certain expenses related to the Hussein matter, approximately $9.3 million of incremental proxy contest expenses associated with our prior year annual shareholders’ meeting, and lower facilities and infrastructure costs as we transition to a remote-first company.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Gross expenditures	$117,287	$102,157
Capitalized software costs	(34,987)	(25,500)
Research and development costs, net	$82,300	$76,657

Research and development costs, as a percentage of revenue	12.6%	12.9%
Capitalized software costs as a percentage of gross expenditures	29.8%	25.0%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our consolidated statements of net income and comprehensive income, and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 11, "Capitalized Software Costs" of our notes to financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $4.2 million and $4.5 million for the years ended March 31, 2023 and 2022, respectively.

Net research and development costs for the year ended March 31, 2023 increased $5.6 million compared to the prior year due to $15.1 million increase in our gross expenditures net of $9.5 million higher capitalization of software costs. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized. The increase in gross expenditures was primarily driven by an increase in consulting costs and higher personnel costs from increased headcount associated with the timing and status of research and development projects. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Amortization of acquired intangible assets	$3,665	$3,525

Amortization of acquired intangible assets included in operating expense consists of the amortization related to our customer relationships, re-acquired rights and trade names intangible assets acquired as part of our business combinations. Refer to Note 10, "Intangible Assets" of our notes to consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets for the year ended March 31, 2023 increased $0.1 million, compared to the prior year period due to the amortization of customer relationships and re-acquired rights assets associated with our acquisition of TSI in November 2022 (refer to Note 8, "Business Combinations and Disposals" of our notes to consolidated financial statements included elsewhere in this Report for additional information). This increase was partially offset by the declining amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion, which are amortized under an accelerated method of amortization.

Restructuring Costs and Impairment of Assets

During the year ended March 31, 2023, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. We recorded restructuring costs of $2.5 million, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income. As of March 31, 2023, the remaining restructuring liability associated with payroll-related costs was $2.0 million.

During the year ended March 31, 2022, we recorded $0.5 million of restructuring costs, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income.

During the year ended March 31, 2023, we vacated portions of certain leased locations and recorded impairments of $3.2 million to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, Hunt Valley, Chapel Hill, Irvine and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liabilities associated with the modification and early termination of certain leases.

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

Interest and Other Income and Expense

The following table presents our interest expense for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Interest income	$3,541	$101
Interest expense	(6,298)	(1,499)
Other income (expense), net	10,927	(64)

Interest expense relates to our convertible senior notes and revolving credit agreement, as well as the related amortization of deferred debt issuance costs. The increase in interest expense for the year ended March 31, 2023 compared to the prior year period is primarily related to the $275.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2027 that we issued on November 1, 2022, as described in more detail in Note 12, “Debt” of our notes to consolidated financial statements included elsewhere in this Report. Interest expense changes are also caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of March 31, 2023, we had no outstanding balances under the revolving credit agreement.

Interest income is earned from funds in our money market and marketable securities accounts. The increase in interest income compared to the prior year period is primarily due to interest income on our marketable securities in the current period.

Other income (expense), net for the year ended March 31, 2023 primarily represents the $10.3 million gain from our disposition of our Commercial Dental assets (refer to Note 8, "Business Combinations and Disposals" of our notes to consolidated financial statements included elsewhere in this Report for additional information), net accretion income on our marketable securities, and fluctuations in the India foreign exchange rates.

Provision for Income Taxes

The following table presents our provision for income taxes for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Provision for income taxes	$6,958	$3,578
Effective tax rate	161.7%	68.9%

The change in the effective tax rate for the year ended March 31, 2023 compared to the prior year was driven primarily by a net increase of the foreign and state impact, and higher nondeductible expenses for legal, executive and stock compensation, partially offset with an increase of the research and development credit and other adjustments to the deferred and valuation allowance and uncertain tax positions.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Cash and cash equivalents	$98,719	$59,829
Marketable securities	139,612	—
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$538,331	$359,829

Net income (loss)	$(2,654)	$1,618
Net cash provided by operating activities	$43,660	$53,545

(1)
We had no outstanding borrowings under our $300.0 million revolving credit agreement as of March 31, 2023 and 2022.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, marketable securities, and our debt arrangements.

We believe that our cash and cash equivalents on hand at March 31, 2023, together with our cash flows from operating activities and liquidity provided by our marketable securities and debt arrangements, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. We intend to expend some of our available funds for the development and/or acquisition of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Our investment policy is determined by our Board of Directors. Excess cash, if any, may be invested in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short-term municipal bonds with weighted-average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Any or all of these programs could significantly impact our investment income in future periods.

For the period beyond the next twelve months, we believe that we will be able to meet our working capital and capital expenditure needs from our existing cash and cash equivalents, marketable securities, cash flows generated from our operating activities, and, if necessary, proceeds from our debt arrangements. Our cash, cash equivalents, and marketable securities consist of bank deposits, United States treasury securities, money market funds, corporate notes and bonds, agency securities, and commercial paper. Our assessments of the period of time through which our existing liquidity and capital resources will be adequate to support our ongoing operations and our expected sources of capital for the future operations of our business after such period of time are forward-looking statements and involve risks and uncertainties. Our actual results could vary as a result of, and our near- and long-term future capital requirements will depend on, many factors, including our growth rate, the timing and extent of spending to support our infrastructure and research and development efforts, the expansion of sales and marketing activities, the timing of new product development and enhancements, and other general market and economic factors.

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

Cash Flows from Operating Activities

The following table summarizes our consolidated statements of cash flows for the years ended March 31, 2023 and 2022 (in thousands):

	Fiscal Year Ended March 31,
	2023	2022
Net income (loss)	$(2,654)	$1,618
Non-cash expenses	60,076	81,890
Cash from net income, as adjusted	$57,422	$83,508
Change in contract assets and liabilities, net	(809)	2,807
Change in accounts receivable	(12,379)	(431)
Change in all other assets and liabilities	(574)	(32,339)
Net cash provided by operating activities	$43,660	$53,545

For the year ended March 31, 2023, cash provided by operating activities decreased $9.9 million compared to the prior year due to a $26.1 million decrease from lower net income, as adjusted for non-cash expenses, $11.9 million decrease from net changes in accounts receivable and $3.6 million decrease from net changes in contract balances, partially offset by a $31.8 million increase from net changes in other assets and liabilities. Non-cash expenses decreased $21.8 million primarily due to a $10.3 million gain from the disposition of our Commercial Dental assets reflected in the current year period, changes in our deferred income taxes, lower amortization of operating lease assets, and lower amortization of intangible assets, partially offset by higher share-based compensation expense. The decrease in cash from changes in accounts receivable is primarily related to growth in subscriptions and milestone invoicing from higher recent bookings, as well as incremental invoicing from our acquisition of TSI, partially offset by continued efforts to resolve aged balances and improve collections. The decrease in cash associated with net changes in contract assets and liabilities is primarily due to an increase in contract liabilities associated with our acquisition of TSI and higher subscriptions invoicing due to higher recent bookings, partially offset by lower contract assets from lower software bookings and RCM contract terminations in the current year period. The increase in cash from net changes in other assets and liabilities is primarily due to $34.0 million in accrued estimated legal settlement and related costs associated with the DOJ investigation regulatory matter in the current period and changes in our income tax assets and liabilities, including our uncertain tax positions tax liability, partially offset by a decrease in cash related to higher payments of prior year incentive bonuses paid in the current year period compared to the prior year due to a higher rate of bonus achievement for the prior fiscal year.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended March 31, 2023 and 2022 was $216.9 million and $28.1 million, respectively. The $188.8 million net increase in cash used in investing activities compared to the prior year is primarily due to $140.0 million in purchases of marketable securities in the current year period, $51.3 million of cash paid, net of cash acquired, for the acquisition of TSI, and $9.5 million higher additions to capitalized software in the current year period, partially offset by $11.3 million in cash proceeds from the disposition of our Commercial Dental assets.

Cash Flows from Financing Activities

Net cash provided by financing activities in the year ended March 31, 2023 was $212.6 million compared to net cash used for financing activities of $37.3 million in the prior year. The increase in cash provided by financing activities is primarily due to $275.0 million in proceeds from our convertible senior notes, net of $8.5 million in debt issuance costs, partially offset by a $14.0 million increase in share repurchases in the current year period.

Contractual Obligations and Commitments

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

Refer to Note 12, “Debt” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

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

As of March 31, 2023, we had no outstanding borrowings under the Credit Agreement. Refer to Note 12, “Debt” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of March 31, 2023, the total amount of future lease payments under operating leases was $8.3 million, of which $4.1 million is short-term. Our operating leases have a weighted average remaining lease term of 2.0 years. Included in our total future lease payments are $7.4 million of remaining lease obligations for vacated properties, of which $3.6 million is short-term. The preceding numbers do not include $0.7 million of future lease obligations, of which $0.1 million is short-term, for a lease that we have entered into that has not yet commenced. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, North Canton, Fairport, Atlanta, St. Louis, and portions of Irvine, Hunt Valley and Chapel Hill that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 7, “Leases” and Note 18, "Restructuring Plan" of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $2.0 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of March 31, 2023, we had minimum purchase commitments of $153.7 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $35.1 million is due within the next 12 months.

Share Repurchase Program

In October 2021, our Board of Directors ("Board") authorized a share repurchase program under which we may repurchase up to $60.0 million of our outstanding shares of common stock through March 2023. The timing and amount of any share repurchases under the share repurchase program will be determined by our management at its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. The program does not obligate the Company to acquire any particular amount of our common stock, and the share repurchase program may be suspended or discontinued at any time at our discretion.

In October 2022, our Board authorized a new share repurchase program under which we may repurchase up to an additional $100.0 million of outstanding shares of our common stock through March 2025.

During the year ended March 31, 2023, we repurchased 2.7 million shares of common stock for a total of $49.9 million at a weighted-average share repurchase price of approximately $18.62. During the year ended March 31, 2022, we repurchased 2.2 million shares of common stock for a total of $35.9 million at a weighted-average share repurchase price of approximately $16.53.

As of March 31, 2023, $74.3 million remained available for share repurchases pursuant to the Company’s share repurchase programs.

Deferred Compensation

Deferred compensation liability was $8.0 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $8.1 million.

Income Taxes

We have an uncertain tax position liability of $5.9 million as of March 31, 2023, for which timing of expected payments is not determinable.

Off-Balance Sheet Arrangements

During the year ended March 31, 2023, we did not have any relationships with unconsolidated organizations, financial partnerships, or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

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

Revenue Recognition

Application of the revenue recognition guidance requires a significant amount of judgments and estimates, which may impact the amount and timing of revenue recognition and related disclosures. Refer to Note 3, "Revenue from Contracts with Customers" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our revenue recognition policies, significant judgments, and estimates.

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

Refer to Note 9, "Goodwill" of our notes to consolidated financial statements included elsewhere in this Report for additional information regarding our goodwill policies, significant judgments, and estimates.

Intangible Assets

Intangible assets consist of trade names, customer relationships, re-acquired rights, data health database, and software technology, all of which are associated with our business acquisitions.

The intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 3 to 11 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. Impairment is deemed to have occurred if the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

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

See Note 16, “Stockholders' Equity,” of our notes to consolidated financial statements included elsewhere in this Report for a complete discussion of our stock-based compensation plans and our accounting policies, significant judgments, and estimates.

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

Refer to Note 7, "Leases" of our notes to consolidated financial statements included elsewhere in this Report for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We primarily operate within the United States and also have certain international operations. We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce these risks, we monitor the financial condition of our customers to limit credit exposure as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash. We have not used derivative instruments to mitigate the impact of our market risk exposures and we also have not used, nor do we intend to use, derivatives for trading or speculative purposes.

As of March 31, 2023, we believe we are subject to minimal market risk on our cash and cash equivalents and marketable securities as our balances are maintained in highly liquid funds and investments. While we do not believe our cash and cash equivalents and marketable securities have significant risk of default or illiquidity and we believe our investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

As of March 31, 2023, we had no outstanding borrowings under our second amended and restated revolving credit agreement (“the Credit Agreement”). The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the LIBOR-based rate for one month Eurodollar deposits plus 1%, and (b) for Eurodollar loans, the LIBOR-based rate for one, two, three or six months (as selected by the Company) Eurodollar deposits plus, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for Eurodollar loans. Accordingly, we may be exposed to interest rate risk, primarily changes in LIBOR (including the transition away from LIBOR), due to outstanding loans, if any, under the revolving credit agreement.

On November 1, 2022, we issued $275,000 in aggregate principal amount of 3.75% Convertible Senior Notes due 2027 (“Notes”). The Notes will accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted. As the Notes have a fixed annual interest rate, we do not have economic interest rate exposure with respect to the Notes.

Refer to Note 12, “Debt” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of March 31, 2023, we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of March 31, 2023, the end of the period covered by this Report (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

During the year ended March 31, 2023, we completed the acquisitions of TSI Healthcare, LLC ("TSI") in November 2022, which is now a wholly-owned subsidiary of the Company. In conducting our evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2023, we have elected to exclude TSI from our evaluation for fiscal year 2023, based upon Securities and Exchange Commission staff guidance. As of and for the year ended March 31, 2023, the assets and revenues of TSI that are not included in our evaluation represented approximately 2% of consolidated assets and approximately 2% of consolidated revenues.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report contained in Item 15(a)(1) of Part IV of this Report, "Exhibits and Financial Statement Schedules."

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement for our 2023 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Annual Report on Form 10-K:

Page
(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	60

Consolidated Balance Sheets as of March 31, 2023 and 2022	63

Consolidated Statements of Net Income and Comprehensive Income — Years Ended March 31, 2023, 2022 and 2021	64

Consolidated Statements of Shareholders’ Equity — Years Ended March 31, 2023, 2022 and 2021	65

Consolidated Statements of Cash Flows — Years Ended March 31, 2023, 2022 and 2021	66

Notes to Consolidated Financial Statements	68

(2) The following supplementary financial statement schedule of NextGen Healthcare, Inc., required to be included in Item 15(a)(2) on Form 10-K is filed as part of this Report.

Schedule II — Valuation and Qualifying Accounts — Years Ended March 31, 2023, 2022 and 2021	97

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.

Index to Exhibits	53

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated October 13, 2021, by and between NextGen Healthcare, Inc., a California corporation, and NextGen Healthcare, Inc., a Delaware corporation.		8-K	2.1	19-Oct-21

3.1	Restated Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California on September 8, 1989 (Registration No. 333-00161)		S-1	3.1	11-Jan-96

3.2	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 4, 2005		10-K	3.1.1	14-Jun-05

3.3	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2005		8-K	3.01	11-Oct-05

3.4	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective March 3, 2006		8-K	3.1	6-Mar-06

3.5	Certificate of Amendment to Articles of Incorporation of Quality Systems, Inc. filed with the Secretary of State of California effective October 6, 2011		8-K	3.1	6-Oct-11

3.6	Restated Articles of Incorporation of NextGen Healthcare, Inc., filed with the Secretary of State of California effective September 6, 2018		8-K	3.1	10-Sep-18

3.7	Amended and Restated Bylaws of Quality Systems, Inc., effective October 30, 2008		8-K	3.1	31-Oct-08

3.8	Amended and Restated Bylaws of NextGen Healthcare, Inc., effective September 6, 2018		8-K	3.2	10-Sep-18

3.9	Second Amended and Restated Bylaws of NextGen Healthcare, Inc., effective January 26, 2021		8-K	3.1	27-Jan-21

3.10	Third Amended and Restated Bylaws of NextGen Healthcare, Inc., effective June 18, 2021.		8-K	3.1	21-Jun-21

3.11	Certificate of Incorporation of NextGen Healthcare, Inc., a Delaware corporation.		8-K	3.1	19-Oct-21

3.12	Bylaws of NextGen Healthcare, Inc., a Delaware corporation.		8-K	3.2	19-Oct-21

3.13	Second Amended and Restated Bylaws of NextGen Healthcare, Inc., dated as of July 26, 2022		8-K	3.1	26-Jul-22

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X

4.2	Indenture, dated as of November 1, 2022, between NextGen Healthcare, Inc. and U.S. Bank Trust Company, National Association, as trustee.		8-K	4.1	1-Nov-22

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.3	Form of certificate representing the 3.75% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.2).		8-K	4.2	1-Nov-22

10.1	Agreement and Plan of Merger, dated September 6, 2018, to change the name of Quality Systems, Inc. to NextGen Healthcare, Inc.		8-K	2.1	10-Sep-18

10.2	Agreement and Plan of Merger, dated October 30, 2015, by and among Quality Systems, Inc., Ivory Merger Sub, Inc., HealthFusion Holdings, Inc. and Seth Flam, Sol Lizerbram, and Jonathan Flam, as the Securityholder Representative Committee.		8-K	2.1	30-Oct-15

10.3	Agreement and Plan of Merger, dated April 11, 2017, by and among Quality Systems, Inc., Engage Merger Sub, Inc., Entrada, Inc. and FCA Venture Partners V, LP, as the Company Stockholders' Representative		8-K	2.1	12-Apr-17

10.4	Agreement and Plan of Merger, dated July 31, 2017, by and among Quality Systems, Inc., Peacock Merger Sub, Inc., EagleDream Health, Inc. and Algimantas K. Chesonis		8-K	2.1	1-Aug-17

10.5	Agreement and Plan of Merger, dated November 12, 2019, by and among NextGen Healthcare, Inc., Renegade Merger Sub, Inc., MedFusion, Inc., and Project Renegade LLC, as the Equityholders Representative		8-K	2.1	18-Nov-19

10.6	Securities Purchase Agreement, dated November 30, 2022, by and among NextGen Healthcare, Inc, TSI Healthcare, LLC, TSIH Holdings, Inc., a North Carolina corporation and the sole equity holder of TSI, David Dickson, Jr. and Glenn Dickson		10-Q	10.2	25-Jan-23

10.7	Credit Agreement, dated as of January 4, 2016, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		10-Q	10.1	29-Jan-16

10.8	Amended and Restated Credit Agreement, dated as of March 29, 2018, among Quality Systems, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, and Bank of the West, KeyBank National Association and Wells Fargo Bank, National Association, as co-documentation agents		8-K	10.1	4-Apr-18

10.9	Second Amended and Restated Credit Agreement, dated as of March 12, 2021, among NextGen, Inc., JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association and Bank of the West, as co-syndication agents, and certain other agents and lenders		8-K	10.1	16-Mar-21

10.10	Amendment No. 1 to Credit Agreement, dated as of May 17, 2022, by and among NextGen Healthcare, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		10-Q	10.1	27-Jul-22

10.11	Amendment No. 2 to Credit Agreement, dated as of October 27, 2022, by and among NextGen Healthcare, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.		8-K	10.1	1-Nov-22

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date

10.12*	Second Amended and Restated 2005 Stock Option and Incentive Plan		DEF14A	Appendix I	1-Jul-11

10.13*	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.3	5-Jun-07

10.14*	Form of Nonqualified Stock Option Agreement for 2005 Stock Incentive Plan		8-K	10.2	5-Jun-07

10.15*	Form of Outside Director's Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.1	15-Aug-11

10.16*	Form of Executive Officer Restricted Stock Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		8-K	10.2	28-May-13

10.17*	Form of Performance-Based Restricted Stock Unit Agreement under Second Amended and Restated 2005 Stock Option and Incentive Plan		10-K	10.17	29-May-14

10.18*	Form of Outside Directors Amended and Restated Restricted Stock Agreement under 2010 Outside Director Compensation Program		8-K	10.2	2-Feb-10

10.19*	NextGen Healthcare Director Compensation Plan (As Amended and Restated Effective August 17, 2022)		10-Q	10.1	25-Oct-22

10.20*	NextGen Healthcare Deferred Compensation Plan for Non-Employee Directors		10-Q	10.2	25-Oct-22

10.21*	NextGen Healthcare Form of Indemnification Agreement (Effective October 13, 2021)		10-Q	10.3	25-Oct-22

10.22*	Quality Systems, Inc. 2015 Equity Incentive Plan		8-K	10.1	14-Aug-15

10.23*	Quality Systems, Inc. Amended 2015 Equity Incentive Plan		8-K	10.1	23-Aug-17

10.24*	NextGen Healthcare, Inc. 2015 Equity Incentive Plan, as amended		8-K	10.2	16-Aug-19

10.25*	NextGen Healthcare, Inc. Amended and Restated 2015 Equity Incentive Plan.		8-K	10.1	19-Oct-21

10.26*	NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.1	21-Sep-21

10.27*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan		8-K	10.4	14-Aug-15

10.28*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.2	14-Aug-15

10.29*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan		8-K	10.3	14-Aug-15

10.30*	Form of Employee Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.3	16-Aug-19

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.31*	Form of Outside Director Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for 2015 Equity Incentive Plan, as amended		8-K	10.4	16-Aug-19

10.32*	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise for 2015 Equity Incentive Plan, as amended.		8-K	10.5	16-Aug-19

10.33*	Form of Performance Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.2	3-Jan-17

10.34*	Form of Restricted Stock Award Grant Notice and Performance/Restricted Stock Award Agreement for 2015 Equity Incentive Plan, entered into with the Company's named executive officers effective December 29, 2016.		8-K	10.3	3-Jan-17

10.35*	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement for 2015 Equity Incentive Plan, as amended		10-K/A	10.38	29-Jul-21

10.36*	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.2	21-Sep-21

10.37*	Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement pursuant to the NextGen Healthcare, Inc. 2021 Employment Inducement Equity Incentive Plan		S-8	10.3	21-Sep-21

10.38*	Quality Systems, Inc. 2014 Employee Share Purchase Plan		DEF14A	Annex A	27-Jun-14

10.39*	Employment Offer Letter, dated January 27, 2016, between David Metcalfe and Quality Systems, Inc.		8-K	10.1	28-Jan-16

10.40*	Employment Offer Letter, dated February 16, 2016, between James R. Arnold and Quality Systems, Inc.		8-K	10.1	18-Feb-16

10.41*	Employment Offer Letter, dated November 27, 2017, between Jeffrey D. Linton and Quality Systems, Inc.		8-K	10.1	1-Dec-17

10.42*	Employment Agreement, dated as of September 18, 2021, between David Sides and NextGen Healthcare, Inc.		10-Q	10.5	29-Oct-21

10.43*	NextGen Healthcare, Inc, FY2021 Director Compensation Plan		8-K	10.1	18-Aug-20

10.44*	Form of Indemnification Agreement (Directors and Officers)		8-K	10.1	28-Jan-13

10.45*	2009 Quality Systems, Inc. Amended and Restated Deferred Compensation Plan.		10-K	10.8	30-May-13

21	List of subsidiaries.	X

23.1	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended March 31, 2023, has been formatted in Inline XBRL.

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

Date: May 22, 2023

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

Signature	Title	Date

/s/ Jeffrey H. Margolis	Chairman of the Board and Director	May 22, 2023
Jeffrey H. Margolis

/s/ Craig A. Barbarosh	Vice Chairman of the Board and Director	May 22, 2023
Craig A. Barbarosh

/s/ David Sides	Chief Executive Officer (Principal Executive Officer) and Director	May 22, 2023
David Sides

/s/ James R. Arnold, Jr.	Chief Financial Officer (Principal Financial Officer)	May 22, 2023
James R. Arnold, Jr.

/s/ David Ahmadzai	Chief Accounting Officer (Principal Accounting Officer)	May 22, 2023
David Ahmadzai

/s/ George H. Bristol	Director	May 22, 2023
George H. Bristol

/s/ Darnell Dent	Director	May 22, 2023
Darnell Dent

/s/ Julie D. Klapstein	Director	May 22, 2023
Julie D. Klapstein

/s/ Geraldine McGinty	Director	May 22, 2023
Geraldine McGinty

/s/ Morris Panner	Director	May 22, 2023
Morris Panner

/s/ Pamela Puryear	Director	May 22, 2023
Pamela Puryear

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NextGen Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NextGen Healthcare, Inc. and its subsidiaries (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements net income and comprehensive income, of shareholders’ equity and of cash flows, for each of the three years in the period ended March 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded TSI Healthcare, LLC (“TSI”) from its assessment of internal control over financial reporting as of March 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. We have also excluded TSI from our audit of internal control over financial reporting. TSI is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and approximately 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2023.

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

Revenue Recognition – Customer Contracts with Multiple Performance Obligations

As described in Note 3 to the consolidated financial statements, the Company recorded total revenues of $653 million for the year ended March 31, 2023. The Company’s contracts with customers may include multiple performance obligations that consist of various combinations of software solutions and related services, which are generally capable of being distinct and accounted for as separate performance obligations. The total transaction price is allocated by management to each performance obligation within a contract based on estimated standalone selling prices. Standalone selling prices are generally determined based on the prices charged to customers, except for certain software licenses that are based on the residual approach because their standalone selling prices are highly variable and certain maintenance customers that are based on substantive renewal rates.

The principal considerations for our determination that performing procedures relating to revenue recognition, specifically customer contracts with multiple performance obligations, is a critical audit matter are (i) the significant judgment by management in identifying the distinct performance obligations for each contract and in determining the transaction price to be allocated to each performance obligation within a contract based on the estimated standalone selling price and (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to whether management appropriately (a) identified all distinct performance obligations for each contract and (b) allocated the transaction price to each performance obligation within a contract.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to management’s identification of performance obligations, determination of the estimated standalone selling price, and allocation of transaction price. These procedures also included, among others, reading a sample of contracts and testing management’s (i) identification of distinct performance obligations for each contract; (ii) estimate of standalone selling price; and (iii) allocation of transaction price to each performance obligation within the contract based on the estimated standalone selling price.

Valuation of Customer Relationships and Re-Acquired Rights Intangible Assets - Acquisition of TSI Healthcare, LLC

As described in Note 8 to the consolidated financial statements, on November 30, 2022, the Company completed the acquisition of TSI for a total preliminary purchase price of $55.7 million. Management accounted for the acquisition as a business combination using the acquisition method of accounting and allocated the preliminary purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Management recorded identifiable intangible assets related to customer relationships and re-acquired rights of $5.5 million and $6.3 million, respectively. Management determined the fair values of the acquired intangible assets using the distributor method of the income approach for customer relationships and the multi-period excess earnings method of the income approach for re-acquired rights. The valuation model inputs required the application of significant judgment by management and related to distributor margin and the discount rate for the customer relationships and the revenue forecasts, distributor margin, cost of sales and operating expenses as a percentage of revenue and the discount rate for the re-acquired rights.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships and re-acquired rights intangible assets acquired in the acquisition of TSI is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationships and re-acquired rights intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the distributor margin and the discount rate for the customer relationships and the revenue forecasts, distributor margin, cost of sales and operating expenses as a percentage of revenue and the discount rate for the re-acquired rights; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and re-acquired rights intangible assets and controls over the development of significant assumptions related to the revenue forecasts, distributor margin, cost of sales and operating expenses as a percentage of revenue and the discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationships and re-acquired rights intangible assets; (iii) evaluating the appropriateness of the distributor and multi-period excess earnings valuation methods; (iv) testing the completeness and accuracy of the underlying data used by management in the distributor and multi-period excess earnings valuation methods; and (v) evaluating the reasonableness of significant assumptions used by management related to the distributor margin and discount rate for the customer relationships and the revenue forecasts, distributor margin, cost of sales and operating expenses as a percentage of revenue and discount rate for the re-acquired rights. Evaluating management’s assumptions related to the revenue forecasts, distributor margin, and cost of sales and operating expenses as a percentage of revenue involved considering (i) the past performance of the acquired business and (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating of the appropriateness of the distributor and multi-period excess earnings valuation methods and the reasonableness of the assumptions related to the distributor margin and discount rate for customer relationships and re-acquired rights.

/s/ PricewaterhouseCoopers LLP

Irvine, California

May 22, 2023

We have served as the Company’s auditor since 2009.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$98,719	$59,829
Restricted cash and cash equivalents	7,269	6,918
Marketable securities	139,612	—
Accounts receivable, net	88,498	76,057
Contract assets	19,561	25,157
Income taxes receivable	5,248	6,507
Prepaid expenses and other current assets	42,916	37,102
Total current assets	401,823	211,570
Equipment and improvements, net	6,421	9,120
Capitalized software costs, net	54,516	43,958
Operating lease assets	3,335	11,316
Deferred income taxes, net	29,472	19,259
Contract assets, net of current	5,572	1,910
Intangibles, net	28,968	24,303
Goodwill	321,756	267,212
Other assets	44,238	39,026
Total assets	$896,101	$627,674
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,022	$9,125
Contract liabilities	61,601	61,280
Accrued compensation and related benefits	36,241	48,736
Income taxes payable	622	99
Operating lease liabilities	3,826	8,089
Other current liabilities	83,799	53,533
Total current liabilities	198,111	180,862
Contract liabilities, net of current	10,310	—
Deferred compensation	8,033	7,230
Convertible senior notes, net, noncurrent	266,843	—
Operating lease liabilities, net of current	4,095	11,934
Other noncurrent liabilities	8,274	4,570
Total liabilities	495,666	204,596
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; 70,875 shares and 69,245 shares issued at March 31, 2023 and March 31, 2022, respectively; 66,026 shares and 67,075 shares outstanding at March 31, 2023 and March 31, 2022, respectively	709	692
Treasury stock, at cost, 4,849 shares and 2,170 shares at March 31, 2023 and March 31, 2022, respectively	(85,752)	(35,874)
Additional paid-in capital	359,342	329,917
Accumulated other comprehensive loss	(1,462)	(1,909)
Retained earnings	127,598	130,252
Total shareholders' equity	400,435	423,078
Total liabilities and shareholders' equity	$896,101	$627,674

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Fiscal Year Ended March 31,
	2023	2022	2021
Revenues:
Recurring	$593,918	$539,713	$502,819
Software, hardware, and other non-recurring	59,254	56,637	54,002
Total revenues	653,172	596,350	556,821
Cost of revenue:
Recurring	269,191	232,481	212,199
Software, hardware, and other non-recurring	44,881	31,034	26,457
Amortization of capitalized software costs and acquired intangible assets	27,941	31,889	36,768
Total cost of revenue	342,013	295,404	275,424
Gross profit	311,159	300,946	281,397
Operating expenses:
Selling, general and administrative	223,424	209,661	180,529
Research and development costs, net	82,300	76,657	75,501
Amortization of acquired intangible assets	3,665	3,525	4,449
Impairment of assets	3,163	3,906	5,539
Restructuring costs	2,473	539	2,562
Total operating expenses	315,025	294,288	268,580
Income (loss) from operations	(3,866)	6,658	12,817
Interest income	3,541	101	38
Interest expense	(6,298)	(1,499)	(3,516)
Other income (expense), net	10,927	(64)	(64)
Income before provision for (benefit of) income taxes	4,304	5,196	9,275
Provision for (benefit of) income taxes	6,958	3,578	(240)
Net income (loss)	$(2,654)	$1,618	$9,515
Other comprehensive income:
Foreign currency translation, net of tax	405	15	219
Unrealized gain on marketable securities, net of tax	42	—	—
Comprehensive income	$(2,207)	$1,633	$9,734
Net income (loss) per share:
Basic	$(0.04)	$0.02	$0.14
Diluted	$(0.04)	$0.02	$0.14
Weighted-average shares outstanding:
Basic	67,005	67,370	66,739
Diluted	67,005	67,788	66,885

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

						Accumulated
				Additional		Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Loss	Equity
Balance, March 31, 2020	66,134	$661	$—	$282,857	$119,119	$(2,143)	$400,494
Common stock issued under stock plans, net of shares withheld for taxes	935	10	—	(1,304)	—	—	(1,294)
Stock-based compensation	—	—	—	22,710	—	—	22,710
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	219	219
Net income	—	—	—	—	9,515	—	9,515
Balance, March 31, 2021	67,069	671	—	304,263	128,634	(1,924)	431,644
Common stock issued under stock plans, net of shares withheld for taxes	2,176	21	—	(898)	—	—	(877)
Stock-based compensation	—	—	—	26,552	—	—	26,552
Repurchase of common stock (1)	(2,170)	—	(35,874)	—	—	—	(35,874)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	15	15
Net income	—	—	—	—	1,618	—	1,618
Balance, March 31, 2022	67,075	692	(35,874)	329,917	130,252	(1,909)	423,078
Common stock issued under stock plans, net of shares withheld for taxes	1,630	17	—	(4,033)	—	—	(4,016)
Stock-based compensation	—	—	—	33,458	—	—	33,458
Repurchase of common stock (2)	(2,679)	—	(49,878)	—	—	—	(49,878)
Components of other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	—	42	42
Translation adjustments	—	—	—	—	—	405	405
Net loss	—	—	—	—	(2,654)	—	(2,654)
Balance, March 31, 2023	66,026	$709	$(85,752)	$359,342	$127,598	$(1,462)	$400,435

(1)Weighted-average repurchase price (dollars per share) for the year ended March 31, 2022 was $16.53.

(2)Weighted-average repurchase price (dollars per share) for the year ended March 31, 2023 was $18.62.

The accompanying notes are an integral part of these consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2,654)	$1,618	$9,515
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	22,571	23,016	20,108
Amortization and write-off of debt issuance costs	834	508	1,026
Amortization of other intangibles	9,035	12,397	21,109
Net amortization (accretion) of premiums/discounts on marketable securities	(476)	—	—
Change in fair value of contingent consideration	100	7	(1,367)
Deferred income taxes	(9,076)	215	(8,854)
Depreciation	5,088	6,902	7,997
Excess tax deficiency (benefit) from share-based compensation	(1,052)	643	798
Impairment of assets	3,163	3,906	5,539
Loss on disposal of equipment and improvements	90	97	12
Loss on foreign currency exchange rates	17	—	—
Non-cash operating lease costs	2,716	5,732	6,786
Provision for bad debts	1,914	1,915	2,834
Restructuring costs, net of amounts paid	1,990	—	—
Share-based compensation	33,458	26,552	22,710
Gain on disposition of Commercial Dental assets	(10,296)	—	—
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	(12,379)	(431)	(369)
Contract assets	5,930	(5,610)	(5,921)
Accounts payable	333	(2,329)	615
Contract liabilities	(6,739)	8,417	(3,923)
Accrued compensation and related benefits	(13,142)	(1,638)	26,582
Income taxes	2,790	(5,650)	1,615
Deferred compensation	803	610	1,320
Operating lease liabilities	(8,808)	(12,734)	(16,736)
Other assets and liabilities	17,450	(10,598)	7,122
Net cash provided by operating activities	43,660	53,545	98,518
Cash flows from investing activities:
Additions to capitalized software costs	(34,987)	(25,500)	(24,578)
Additions to equipment and improvements	(2,277)	(2,582)	(3,761)
Acquisition related working capital adjustment payments	—	—	(206)
Payments for acquisitions, net of cash acquired	(51,302)	—	—
Proceeds from disposition of Commercial Dental assets	11,253	—	—
Proceeds from sales of marketable securities	506	—	—
Purchases of marketable securities	(140,087)	—	—
Net cash used in investing activities	(216,894)	(28,082)	(28,545)
Cash flows from financing activities:
Proceeds from convertible senior notes	275,000	—	—
Proceeds from line of credit	50,000	—	50,000
Repayments on line of credit	(50,000)	—	(179,000)
Payment of debt issuance costs	(8,483)	—	(1,423)
Proceeds from issuance of shares under employee plans	6,835	5,014	3,479
Repurchase of common stock	(49,878)	(35,874)	—
Payment of contingent consideration related to acquisitions	—	(540)	—
Payments for taxes related to net share settlement of equity awards	(10,851)	(5,891)	(4,773)
Net cash provided by (used in) financing activities	212,623	(37,291)	(131,717)
Effect of exchange rate changes on cash and cash equivalents	(148)	—	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	39,241	(11,828)	(61,744)
Cash, cash equivalents, and restricted cash at beginning of period	66,747	78,575	140,319
Cash, cash equivalents, and restricted cash at end of period	$105,988	$66,747	$78,575

The accompanying notes are an integral part of these consolidated statements.

NEXTGEN HEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Fiscal Year Ended March 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,619	$8,774	$6,206
Cash refunds from income taxes	9	125	155
Cash paid for interest	1,190	573	2,708
Non-cash investing and financing activities:
Unrealized gain on marketable securities, net of $0 tax	42	—	—
Cash paid for amounts included in the measurement of operating lease liabilities	9,451	13,766	18,651
Operating lease assets obtained in exchange for operating lease liabilities	957	1,610	3,107
Accrued purchases of equipment and improvements	800	76	242

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES INDEX

NEXTGEN HEALTHCARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)

1. Organization of Business

Description of Business

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower ambulatory healthcare providers to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise positions us as a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

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

Business Segments. We operated as one segment for the years ended March 31, 2023 and 2022. The measures evaluated by our chief operating decision maker ("CODM"), consisting of our Chief Executive Officer, to assess company performance and make decisions about the allocation of resources include consolidated revenue and consolidated operating results.

Basis of Presentation. Certain prior period amounts have been reclassified to conform to current period presentation. References to amounts in the consolidated financial statement sections are in thousands, except shares and per share data, unless otherwise specified. Refer to Note 3, “Revenue from Contracts with Customers” for additional information.

Use of Estimates. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Actual results could differ materially from these estimates. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and recording revenue and expenses during the period.

Revenue Recognition. Refer to Note 3, "Revenue from Contracts with Customers" for additional information regarding our revenue recognition policies.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and money market funds with original maturities of less than 90 days. At March 31, 2023 and March 31, 2022, we had cash and cash equivalents of $98,719 and $59,829, respectively. We also had cash deposits held at United States banks and financial institutions at March 31, 2023 of which $76,786 was in excess of the Federal Deposit Insurance Corporation insurance limit of $250 per owner. Our cash deposits are exposed to credit loss for amounts in excess of insured limits in the event of nonperformance by the institutions; however, we do not anticipate nonperformance by these institutions.

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

Marketable securities. Our marketable securities primarily consist of United States treasury securities, corporate notes and bonds, agency securities, and commercial paper. We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such classification at each reporting period. We classify and account for our marketable securities as available-for-sale securities as we may sell these securities at any time for use in our current operations or for other purposes, as needed, even prior to maturity. As a result, we classify our marketable securities within current assets.

Our marketable securities are reported at fair value and adjusted for amortization of premiums and accretion of discounts until maturity. Amortization and accretion are included in other income (expense), net in the consolidated statements of net income and comprehensive income.

Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of net income and comprehensive income. Unrealized gains are reported as a separate component of accumulated other comprehensive loss on the consolidated balance sheets until realized.

Refer to Note 6, "Marketable Securities" for additional information.

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

Allowance for credit losses are reserves related to estimated losses resulting from our clients’ inability to make required payments and are established based on our assessment of the collectability of client accounts, including review of our historical experience of bad debt expense and the aging of our accounts receivable balances, net of specifically reserved accounts and amounts billed prior to revenue recognition. Specific reserves are based on our estimate of the probability of collection for certain accounts. As part of our assessment of the adequacy of the allowance for credit losses, we consider a number of factors including, but not limited to, historical credit loss experience and adjustments for certain asset-specific risk characteristics, such as bankruptcy filings, internal assessments of client credit quality, age of the client receivable balances, review of major third-party credit-rating agencies, and evaluation of external factors such as economic conditions that may affect a client’s ability to pay, or other client-specific factors. Accounts are written off as uncollectible only after we have expended extensive collection efforts. Refer to Note 4, “Accounts Receivable” for additional information.

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

Refer to Note 7, "Leases" for additional information.

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
•
Furniture and fixtures - 3 to 7 years
•
Leasehold improvements - lesser of lease term or estimated useful life of asset

Depreciation expense related to our equipment and improvements was $5,088, $6,902, and $7,997 for the years ended March 31, 2023, 2022, and 2021, respectively.

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

Intangible Assets. Intangible assets consist of trade names, customer relationships, re-acquired rights, data health database, and software technology, all of which are associated with our business acquisitions.

The intangible assets are recorded at fair value and are reported net of accumulated amortization. We currently amortize the intangible assets over periods ranging from 3 to 11 years using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed. We assess the recoverability of intangible assets at least annually or whenever adverse events or changes in circumstances indicate that impairment may have occurred. Impairment is deemed to have occurred if the future undiscounted cash flows expected to result from the use of the related assets are less than the carrying value of such assets, and a loss is recognized to reduce the carrying value of the intangible assets to fair value, which is determined by discounting estimated future cash flows. In addition to the impairment assessment, we routinely review the remaining estimated lives of our intangible assets and record adjustments, if deemed necessary.

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

Convertible Senior Notes. We account for our convertible senior notes as a single liability measured at its amortized cost and reported as noncurrent liabilities on our consolidated balance sheets. Debt issuance costs incurred in connection with the issuance of our convertible senior notes are reflected as a direct deduction from the carrying amount of the outstanding convertible senior notes. These costs are amortized as interest expense using the effective interest rate method over the contractual term of the convertible senior notes and is included within other income (expense), net on our consolidated statements of net income and comprehensive income. Refer to Note 12, “Debt” for additional information.

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

Advertising Costs. Advertising costs are expensed as incurred. We do not have any direct-response advertising. Advertising costs, which include trade shows and conventions, were approximately $10,270, $6,780, and $3,902 for the years ended March 31, 2023, 2022, and 2021, respectively, and were included in selling, general and administrative expenses in the consolidated statements of net income and comprehensive income.

Earnings per Share. We provide a dual presentation of “basic” and “diluted” earnings per share (“EPS”). Shares below are in thousands.

	Fiscal Year Ended March 31,
	2023	2022	2021
Earnings per share — Basic:
Net income (loss)	$(2,654)	$1,618	$9,515
Weighted-average shares outstanding — Basic	67,005	67,370	66,739
Net income per common share — Basic	$(0.04)	$0.02	$0.14

Earnings per share — Diluted:
Net income (loss)	$(2,654)	$1,618	$9,515
Weighted-average shares outstanding	67,005	67,370	66,739
Effect of potentially dilutive securities	—	418	146
Weighted-average shares outstanding — Diluted	67,005	67,788	66,885
Net income (loss) per common share — Diluted	$(0.04)	$0.02	$0.14

The computation of diluted net income (loss) per share does not include 642, 194 and 1,949 options for the years ended March 31, 2023, 2022, and 2021, respectively, because their inclusion would have an anti-dilutive effect on net income (loss) per share.

The dilutive effect of potentially dilutive common shares is reflected in diluted net income per share by application of the if-converted method for the Convertible Senior Notes due 2027 (“Notes”), as described further in Note 12, “Debt” of our notes to consolidated financial statements included elsewhere in this Report for further information. The shares issuable upon conversion of the Notes, subject to adjustment in some events, are not considered in the calculation of diluted net income (loss) per share for the year ended March 31, 2023 because their inclusion would have an anti-dilutive effect on net income per share.

Recently Adopted Accounting Pronouncements. Recently adopted accounting pronouncements are discussed below or in the notes, where applicable.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”), which clarifies the application of certain optional expedients and exceptions. Topic 848 may be applied prospectively through December 31, 2022. The adoption of Topic 848 did not have a material impact on our consolidated financial statements as our amended and restated revolving credit agreement contains provisions to accommodate the replacement of the existing LIBOR-based rate with a successor Secured Overnight Financing Rate (“SOFR”) based rate upon a triggering event.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We have applied the amendments in ASU 2020-06 for the accounting of the convertible senior notes issued on November 1, 2022 (see Note 12).

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Under current GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts that are accounted for in accordance with ASU 2016-10, Revenue from Contracts with Customers (Topic 606), at fair value on the acquisition date. ASU 2021-08 requires acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. We have elected to early adopt this guidance as of July 1, 2022 and have applied the amendments in ASU 2021-08 prospectively for the accounting of our acquisition of TSI Healthcare, LLC (see Note 8).

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

The total transaction price is allocated to each performance obligation within a contract based on estimated standalone selling prices. We generally determine standalone selling prices based on the prices charged to customers, except for certain software licenses that are based on the residual approach because their standalone selling prices are highly variable and certain maintenance customers that are based on substantive renewal rates. In instances where standalone selling price is not sufficiently observable, such as revenue cycle management ("RCM") services and software licenses included in our RCM arrangements, we estimate standalone selling price utilizing an expected cost plus a margin approach. When standalone selling prices are not observable, significant judgment is required in estimating the standalone selling price for each performance obligation.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Fiscal Year Ended March 31,
	2023	2022	2021
Recurring revenues:
Subscription services	$184,047	$162,636	$148,403
Support and maintenance	153,520	155,623	152,956
Managed services	129,115	111,377	97,400
Transactional and data services	127,236	110,077	104,060
Total recurring revenues	593,918	539,713	502,819

Software, hardware, and other non-recurring revenues:
Software license and hardware	27,860	31,347	28,825
Other non-recurring services	31,394	25,290	25,177
Total software, hardware and other non-recurring revenues	59,254	56,637	54,002

Total revenues	$653,172	$596,350	$556,821

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

Managed services. Managed services consist primarily of RCM and related services, but also includes our hosting services, which we refer to as managed cloud services, transcription services, and certain other recurring services. Performance obligations associated with RCM services are satisfied over time as the customer simultaneously receives and consumes the benefits of the services executed throughout the contract period. The majority of service fees under our RCM arrangements are variable consideration contingent upon collections by our clients. We estimate the variable consideration which we expect to be entitled to over the noncancelable contract term associated with our RCM service arrangements. The estimate of variable consideration included in the transaction price typically involves estimating the amounts we will ultimately collect on behalf of our clients and the relative fee we charge that is generally calculated as a percentage of those collections. Inputs to these estimates include, but are not limited to, historical service fees and collections amounts, timing of historical collections relative to the timing of when claims are submitted by our clients to their respective payers, macroeconomic trends, and anticipated changes in the number of providers. Significant judgment is required when estimating the total transaction price based on the variable consideration. We may apply certain constraints when appropriate whereby we include in the transaction price estimated variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Such estimates are assessed at the contract level. RCM and related services may not be rendered evenly over the contract period as the timing of services are based on customer collections, which may vary throughout the service period. We recognize revenue for RCM based on the amount of collections received throughout the contract term as it most closely depicts our efforts to transfer our service obligations to the customer. Our managed cloud services represent a single performance obligation to provide cloud hosting services to our customers and related revenue is recognized ratably over the respective noncancelable contract term. Performance obligations related to the transcription services, and other recurring services are satisfied as the corresponding services are provided and revenue is recognized as such services are rendered.

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

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $599,600 of which we expect to recognize approximately 9% as services are rendered or goods are delivered, 53% over the next 12 months, and the remainder thereafter.

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

During the years ended March 31, 2023 and 2022, we recognized $69,868 and $69,062, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $39,917 as of March 31, 2023, of which $13,813 is classified as current and included as prepaid expenses and other current assets and $26,104 is classified as long-term and included within other assets on our consolidated balance sheets, based on the expected timing of expense recognition. Capitalized commissions costs were $33,352 as of March 31, 2022, of which $11,698 was classified as current and $21,654 was classified as long-term.

During the years ended March 31, 2023, 2022, and 2021, we recognized $14,834, $12,044, and $11,236, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

4. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	March 31, 2023	March 31, 2022
Accounts receivable, gross	$92,360	$79,945
Allowance for credit losses	(3,862)	(3,888)
Accounts receivable, net	$88,498	$76,057

The following table represents the changes in the allowance for credit losses, as of and for the twelve months ended March 31, 2023 and 2022:

Balance as of March 31, 2021	$(4,205)
Additions charged to costs and expenses	(1,915)
Deductions	2,232
Balance as of March 31, 2022	$(3,888)
Additions charged to costs and expenses	(1,914)
Deductions	1,940
Balance as of March 31, 2023	$(3,862)

5. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2023 and March 31, 2022:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and money market funds	$73,754	$73,754	$—	$—
Commercial paper	10,795	—	10,795	—
United States treasury securities	9,979	—	9,979	—
Corporate notes and bonds	3,349	—	3,349	—
Agency securities	842	—	842	—
Total cash and cash equivalents	98,719	73,754	24,965	—

Restricted cash and cash equivalents	7,269	7,269	—	—

United States treasury securities	56,890	—	56,890	—
Agency securities	37,991	—	37,991	—
Corporate notes and bonds	26,590	—	26,590	—
Commercial paper	18,141	—	18,141	—
Total marketable securities	139,612	—	139,612	—
TOTAL ASSETS	$245,600	$81,023	$164,577	$—

LIABILITIES
Contingent consideration related to acquisitions	$3,800	$—	$—	$3,800
Convertible senior notes, net, noncurrent	266,843	—	266,843	—
TOTAL LIABILITIES	$270,643	$—	$266,843	$3,800

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents (1)	$59,829	$59,829	$—	$—
Restricted cash and cash equivalents	6,918	6,918	—	—
TOTAL ASSETS	$66,747	$66,747	$—	$—

(1)
Cash equivalents consist primarily of money market funds.

We classify our highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. We classify our United States treasury securities, corporate notes and bonds, agency securities, and commercial paper within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security that may not be actively traded.

During the year ended March 31, 2022, we recorded a fair value adjustment of $7 for the contingent consideration liability related to the acquisition of Topaz based on actual earnout achievement. The contingent consideration liability of $540 was fully settled as of March 31, 2022. The following table presents activity in our financial assets and liabilities measured at fair value using significant observable inputs (Level 2), as of and for the year ended March 31, 2022.

Total Liabilities
Balance at March 31, 2021	$533
Fair value adjustments	7
Payment of Topaz contingent consideration	(540)
Balance at March 31, 2022	$—

As of March 31, 2023, the contingent consideration liability balance of $3,800 relates to the acquisition of TSI Healthcare, LLC (See Note 8) and reflects a $100 post-acquisition fair value adjustment. The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the year ended March 31, 2023:

Total Liabilities
Balance at March 31, 2022	$—
Acquisition	3,700
Fair value adjustments	100
Balance at March 31, 2023	$3,800

The categorization of the framework used to measure fair value of the contingent consideration liability is within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable revenue targets that were not observable in the market. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income. There are no other assets or liabilities accounted for utilizing unobservable inputs (Level 3).

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

6. Investments

The following table summarizes the fair value of our investments and marketable securities as of March 31, 2023:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$10,795	$—	$—	$10,795
United States treasury securities	9,977	2	—	9,979
Money market funds	5,976	—	—	5,976
Corporate notes and bonds	3,349	—	—	3,349
Agency securities	842	—	—	842
Total cash and cash equivalents	30,939	2	—	30,941
United States treasury securities	56,795	99	(4)	56,890
Agency securities	37,999	16	(24)	37,991
Corporate notes and bonds	26,631	14	(55)	26,590
Commercial paper	18,147	—	(6)	18,141
Total marketable securities	139,572	129	(89)	139,612
Total investments	$170,511	$131	$(89)	$170,553

We do not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions prior to the recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the year ended March 31, 2023. The unrealized losses on our investments were due to changes in interest rates and market conditions subsequent to initial purchase. None of the investments held as of March 31, 2023 were in a continuous unrealized loss position for greater than 12 months. Realized gains from the sale of our investments that were reclassified out of accumulated other comprehensive loss were not significant during the year ended March 31, 2023.

The following table presents the contractual maturities of our investments and marketable securities as of March 31, 2023:

	Amortized Cost	Fair Value
Due within one year	$126,062	$126,068
Due after one year through five years	44,449	44,485
Total	170,511	170,553

7. Leases

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income. Total operating lease costs were $2,487, $6,549, and $9,190 for the years ended March 31, 2023, 2022, and 2021, respectively.

Components of operating lease costs are summarized as follows:

	Twelve Months Ended March 31,
	2023	2022
Operating lease costs	$2,800	$6,328
Short-term lease costs	—	8
Variable lease costs	649	774
Less: Sublease income	(962)	(561)
Total operating lease costs	$2,487	$6,549

Supplemental cash flow information related to operating leases is summarized as follows:

	Twelve Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$9,451	$13,766
Operating lease assets obtained in exchange for operating lease liabilities	957	1,610

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2023 and 2025. As of March 31, 2023, our operating leases had a weighted average remaining lease term of 2.0 years and a weighted average discount rate of 4.2%. Future minimum aggregate lease payments under operating leases as of March 31, 2023 are summarized as follows:

For the year ended March 31,
2024	$4,077
2025	3,667
2026	528
Total future lease payments	8,272
Less interest	(351)
Total lease liabilities	$7,921

As of March 31, 2023, we have entered into a lease that has not yet commenced with future lease payments of $686 that are not reflected in the table above. This lease is primarily related to office real estate and will commence in fiscal 2024 with a lease term of up to five years.

During the year ended March 31, 2023, we vacated portions of certain leased locations and recorded impairments of $3,163 to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, Hunt Valley, Chapel Hill, Irvine and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liabilities associated with the modification and early termination of certain leases. The impairment analyses were performed at the asset group level and the impairment charges were estimated by comparing the fair value of each asset group based on the expected cash flows to its respective book value. We determined the discount rate for each asset group based on the approximate interest rate on a collateralized basis with similar remaining terms and payments as of the impairment date. Significant judgment was required to estimate the fair value of each asset group and actual results could vary from the estimates, resulting in potential future adjustments to amounts previously recorded.

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

8. Business Combinations and Disposals

Acquisition of TSI Healthcare, LLC

On November 30, 2022, we completed the acquisition of TSI Healthcare, LLC ("TSI") pursuant to a securities purchase agreement dated November 30, 2022. TSI is based in Chapel Hill, NC and is a value-added reseller of NextGen Practice Management and Electronic Health Record software and solutions.

The preliminary purchase price was $50,449, subject to customary working capital and other adjustments. Additionally, under the provisions of the securities purchase agreement, we may pay up to an additional $22,000 of cash contingent consideration in the form of an earnout, subject to TSI achieving certain revenue targets through March 2025. The initial fair value of the contingent consideration was $3,700, which was estimated using a Monte Carlo simulation in a risk-neutral framework. The preliminary purchase price of TSI is summarized in the table below. The acquisition of TSI was funded by cash flows from operations and cash proceeds from our convertible senior notes (see Note 12).

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

Identifiable intangible assets acquired from TSI include re-acquired rights, customer relationships, and data health database. The fair values of the acquired intangible assets were determined using the distributor method of the income approach for customer relationships and the multi-period excess earnings method of the income approach for re-acquired rights and the data health database. The valuation model inputs involved the use of significant assumptions, such as distributor margin and discount rate for customer relationships and revenue forecasts, cost of sales and operating expenses as a percentage of revenue, distributor margin, and discount rate for re-acquired rights, which required the application of significant judgment by management. Goodwill represents the excess of the purchase price over the net identifiable assets acquired and liabilities assumed. Goodwill primarily represents, among other factors, the value of synergies expected to be realized and the assemblage of all assets that enable us to create new client relationships, neither of which qualify as separate amortizable intangible assets. Goodwill arising from the acquisition of TSI is considered deductible for tax purposes.

Preliminary
Purchase Price
Initial purchase price	$50,449
Fair value of contingent consideration	3,700
Payment for option to early terminate lease	2,000
Working capital adjustment	(430)
Total preliminary purchase price	$55,719

Preliminary fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$717
Accounts receivable	2,011
Contract assets	1,415
Prepaid expense and other assets	308
Equipment and improvements	879
Contract assets, net of current	2,581
Operating lease assets	957
Deferred income tax asset	1,274
Other assets	50
Accounts payable	(1,773)
Accrued compensation and related benefits	(917)
Contract liabilities	(6,247)
Operating lease liabilities	(533)
Other current liabilities	(964)
Contract liabilities, net of current	(11,644)
Operating lease liabilities, net of current	(639)
Total preliminary net tangible assets acquired and liabilities assumed	(12,525)
Preliminary fair value of identifiable intangible assets acquired:
Goodwill	54,544
Re-acquired rights	6,250
Customer relationships	5,500
Data health database	1,950
Total identifiable intangible assets acquired	68,244
Total preliminary purchase price	$55,719

The re-acquired rights intangible asset will be amortized over 4 years, the acquired customer relationships intangible assets will be amortized over 11 years, and the acquired data health database intangible asset will be amortized over 3 years. The weighted average amortization period for the acquired TSI intangible assets is 6.8 years.

We incurred $2,004 of acquisition related costs during the year ended March 31, 2023, which are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income. The results of operations of TSI have been included in our consolidated results of operations since the date of acquisition. The results of operations of TSI were not material to our consolidated results of operations for the year ended March 31, 2023.

Disposition of Commercial Dental Assets

On July 26, 2022, we executed an Asset Purchase Agreement for the sale of certain non-strategic dental related (“Commercial Dental”) assets for $12,000, subject to certain holdback and other adjustments. Total consideration consisted of $11,253 in cash received and $600 additional cash expected to be received approximately twelve months from the close date. We recognized a preliminary gain on disposition of $10,296 in our consolidated statement of net income and comprehensive income as a component of other income (expense). The gain was measured as the total consideration received and expected to be received, less net assets and liabilities included in the transaction, consisting primarily of previously capitalized dental related software development costs, and contract liabilities, less direct incremental transaction costs. The impact of the disposition was not significant and does not qualify for reporting as a discontinued operation because it did not represent a strategic shift that would have a major effect on our operations and financial results.
9. Goodwill

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

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill as of March 31, 2023 was $321,756. The carrying amount of goodwill as of March 31, 2022 was $267,212. The increase in our goodwill balance in the current fiscal year was due to our acquisition of TSI (see Note 8).

10. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	March 31, 2023
	Customer Relationships	Trade Names	Software Technology	Re-acquired Rights	Data Health Database	Total
Gross carrying amount	$44,700	$250	$25,700	$6,250	$1,950	$78,850
Accumulated amortization	(32,918)	(166)	(16,060)	(521)	(217)	(49,882)
Net intangible assets	$11,782	$84	$9,640	$5,729	$1,733	$28,968

	March 31, 2022
	Customer Relationships	Trade Names	Software Technology	Total
Gross carrying amount	$39,200	$250	$49,000	$88,450
Accumulated amortization	(29,824)	(116)	(34,207)	(64,147)
Net intangible assets	$9,376	$134	$14,793	$24,303

Amortization expense related to the customer relationships, trade names, and re-acquired rights intangible assets recorded as operating expenses in the consolidated statements of net income and comprehensive income was $3,665, $3,525, and $4,449 for the years ended March 31, 2023, 2022 and 2021, respectively. Amortization expense related to the software technology and data health database intangible assets recorded as cost of revenue was $5,370, $8,872, and $16,660 for the years ended March 31, 2023, 2022, and 2021, respectively.

During the year ended March 31, 2023, we retired $10,500 of fully amortized software technology related to our Entrada acquisition and $12,800 of fully amortized software technology related to our EagleDream acquisition.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of March 31, 2023:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2024	$4,754	$4,223	$8,977
2025	4,180	4,223	8,403
2026	3,596	2,684	6,280
2027	2,232	243	2,475
2028 and beyond	2,833	—	2,833
Total	$17,595	$11,373	$28,968

11. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	March 31, 2023	March 31, 2022
Gross carrying amount	$131,791	$110,155
Accumulated amortization	(77,275)	(66,197)
Net capitalized software costs	$54,516	$43,958

Amortization expense related to capitalized software costs was $22,571, $23,016, and $20,108 for the years ended March 31, 2023, 2022, and 2021, respectively, and is recorded as cost of revenue in the consolidated statements of net income and comprehensive income.

During the year ended March 31, 2023, we retired $10,562 of fully amortized capitalized software costs that are no longer being utilized by our client base.

The following table presents the remaining estimated amortization of capitalized software costs as of March 31, 2023. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2024	$27,600
2025	16,200
2026	8,900
2027	1,816
Total	$54,516

12. Debt

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

We will settle conversions by paying or delivering, as applicable, cash and, if applicable, shares of common stock, at our election, based on the applicable conversion rate(s). However, upon conversion of any Notes, the conversion value, which will be determined over an observation period consisting of 60 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 38.9454 shares of common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $25.68 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The customary make-whole adjustments were designed in a manner such that the additional number of shares is consistent with the lost time value of the conversion option. Notwithstanding anything to the contrary, in no event will the conversion rate be increased to a number that exceeds 52.5762 shares of our common stock per $1 principal amount of Notes.

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

The Notes are recorded net of issuance costs as noncurrent liabilities in the consolidated balance sheets. The net carrying value of the Notes as of March 31, 2023 is as follows:

March 31, 2023
Principal amount	$275,000
Unamortized issuance costs	(8,157)
Carrying value, net	$266,843

The debt issuance costs of the Notes are being amortized using the effective interest method. The effective interest rate of the Notes is 4.48%. Interest expense related to the Notes was $4,240 for the year ended March 31, 2023. Amortization of debt issuance costs related to the Notes was $326 for the year ended March 31, 2023.

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

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of March 31, 2023.

As of March 31, 2023 and 2022, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

During the years ended March 31, 2023, 2022, and 2021, we recorded $1,004, $791, and $2,541 of interest expense (excluding amortization of deferred debt issuance costs), respectively. The weighted average interest rates were approximately 5.3%, 0.0%, and 2.2% for the years ended March 31, 2023, 2022, and 2021, respectively.

Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of March 31, 2023, total unamortized debt issuance costs were $1,498. As of March 31, 2022, total unamortized debt issuance costs were $2,006. During the years ended March 31, 2023, 2022, and 2021, we recorded $508, $508, and $1,026, respectively, in amortization of deferred debt issuance costs, including amounts written off for the year ended March 31, 2021.

13. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$98,719	$59,829
Restricted cash and cash equivalents	7,269	6,918
Cash, cash equivalents, and restricted cash	$105,988	$66,747

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2023	March 31, 2022
Prepaid expenses	$26,365	$24,229
Capitalized commissions costs	13,813	11,698
Accrued interest on marketable securities	699	—
Other current assets	2,039	1,175
Prepaid expenses and other current assets	$42,916	$37,102

Equipment and improvements are summarized as follows:

	March 31, 2023	March 31, 2022
Computer equipment	$35,019	$36,293
Internal-use software	20,064	19,001
Leasehold improvements	7,067	13,227
Furniture and fixtures	4,871	9,579
Equipment and improvements, gross	67,021	78,100
Accumulated depreciation and amortization	(60,600)	(68,980)
Equipment and improvements, net	$6,421	$9,120

Other assets are summarized as follows:

	March 31, 2023	March 31, 2022
Capitalized commission costs	$26,104	$21,654
Deposits	7,447	5,793
Debt issuance costs	1,498	2,006
Other noncurrent assets	9,189	9,573
Other assets	$44,238	$39,026

Accrued compensation and related benefits are summarized as follows:

	March 31, 2023	March 31, 2022
Accrued bonus	$15,550	$27,311
Accrued vacation	13,271	11,785
Accrued commissions	5,166	5,353
Accrued payroll and other	2,254	470
Deferred payroll taxes	—	3,817
Accrued compensation and related benefits	$36,241	$48,736

Other current and noncurrent liabilities are summarized as follows:

	March 31, 2023	March 31, 2022
Accrued legal settlement(1)	$33,990	$—
Care services liabilities	7,269	6,918
Customer credit balances and deposits	5,417	4,622
Sales returns reserves and other customer liabilities	5,390	5,725
Accrued interest payable	4,244	—
Accrued consulting and outside services	3,957	4,799
Accrued royalties	3,248	3,557
Accrued employee benefits and withholdings	3,195	3,535
Accrued EDI expense	3,064	2,168
Accrued outsourcing costs	3,023	2,264
Accrued self insurance expense	2,359	2,208
Accrued taxes payable	1,746	540
Accrued hosting costs	873	12,510
Accrued legal expense	782	1,439
Other accrued expenses	5,242	3,248
Other current liabilities	$83,799	$53,533

Uncertain tax positions	$3,950	$4,196
Contingent consideration related to acquisitions, noncurrent	3,800	—
Other liabilities	524	374
Other noncurrent liabilities	$8,274	$4,570

(1) Refer to Note 17, "Commitments, Guarantees and Contingencies" for more details.

14. Income Taxes

The provision for (benefit of) income taxes consist of the following components:

	Fiscal Year Ended March 31,
	2023	2022	2021
Current:
Federal taxes	$13,857	$1,090	$6,562
State taxes	259	1,081	1,226
Foreign taxes	1,781	1,192	826
Total current taxes	15,897	3,363	8,614
Deferred:
Federal taxes	$(9,562)	$43	$(6,053)
State taxes	311	(379)	(2,068)
Foreign taxes	312	551	(733)
Total deferred taxes	(8,939)	215	(8,854)
Provision for (benefit of) income taxes	$6,958	$3,578	$(240)

The provision for (benefit of) income taxes differs from the amount computed at the federal statutory rate as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Tax expense at United States federal statutory rate (1)	$904	$1,091	$1,948
Items affecting federal income tax rate:
Impact of legal and audit settlements	3,339	—	(56)
Impact of foreign withholding tax	2,811	—	—
Executive compensation limitation	2,575	2,068	775
Impact of net operating loss adjustment	1,814	(100)	(220)
State income taxes	1,473	950	572
Impact of foreign operations	311	356	(1,203)
Compensation	66	1,059	865
Non-deductible expenses	—	(27)	(258)
Impact of deferred adjustments	(11)	188	(31)
Impact of amended returns	(122)	163	(9)
Impact of valuation allowance	(259)	(882)	563
Impact of uncertain tax positions	(366)	1,620	278
Return to provision true-ups	(511)	(152)	(15)
Research and development tax credits	(5,066)	(2,756)	(3,449)
Provision for (benefit of) income taxes	$6,958	$3,578	$(240)

(1)
Federal statutory rate was 21.0% for March 31, 2023, 2022 and 2021.

The net deferred tax assets and liabilities in the consolidated balance sheets consist of the following:

	March 31, 2023	March 31, 2022
Deferred tax assets:
Compensation and benefits	$14,506	$17,494
Capitalized software	14,226	(647)
Deferred revenue	9,923	9,245
Research and development credit	7,297	7,165
Accrued legal settlement	4,035	—
Net operating losses	2,470	6,018
Operating lease liabilities	1,937	3,774
Foreign deferred taxes	1,444	1,755
Allowance for credit losses	1,383	1,658
Accounts receivable	47	511
Total deferred tax assets	57,268	46,973
Deferred tax liabilities:
Prepaid expense	$(11,656)	$(10,895)
Intangibles assets	(8,845)	(8,703)
Other	(1,254)	(630)
Operating right-of-use assets	(816)	(1,713)
Accelerated depreciation	(351)	(640)
Valuation allowance	(4,874)	(5,133)
Deferred tax assets, net	$29,472	$19,259

The deferred tax assets and liabilities have been shown net in the consolidated balance sheets as noncurrent.

As of March 31, 2023 and 2022, we had federal net operating loss (“NOL”) carryforwards of $5,709 and $10,801, respectively. The federal NOL carryforwards were inherited in connection with our acquisitions of HealthFusion in January 2016, Gennius in March 2015, Entrada in April 2017, EagleDream in August 2017, and Medfusion in December 2019. The NOL carryforwards expire in various amounts starting in fiscal 2030 for both federal and state tax purposes. As of March 31, 2023, we had state NOL carryforwards of approximately $1,272 (tax effected), related to the HealthFusion, Entrada, EagleDream, and Medfusion acquisitions. The utilization of the federal NOL carryforwards is subject to limitations under the rules regarding changes in stock ownership as determined by the Internal Revenue Code.

As of March 31, 2023 and 2022, the research and development tax credit carryforward available to offset future federal and state taxes was $8,450 and $8,155, respectively. The federal credits include credits inherited in connection with our acquisition of Medfusion in December 2019. The credits expire in various amounts starting in fiscal 2034.

We expect to receive the full benefit of the deferred tax assets recorded with the exception of certain foreign and state credits and state NOL carryforwards for which we have recorded a valuation allowance.

A one-time transition tax was recognized on our United States income tax on the deemed repatriated cumulative foreign earnings as a result of the Tax Reforms of the Tax Cut and Jobs Act’s (TCJA) during fiscal year March 31, 2018. The Company has historically intended and asserted a business practice of indefinite reinvestment of the earnings of its foreign subsidiaries. During the last quarter of fiscal year March 31, 2023 the foreign business operations influenced the Company’s reevaluation of its historic assertion of indefinite reinvestment. At March 31, 2023, the Company has a tax provision for United States state and/or foreign withholding taxes on approximately $24,729 of the offshore foreign earnings, a declared dividend and the initial recognition of a deferred tax liability resulting from the change in the indefinite reversal assertion. The Company will continue to assess its future assertion regarding its intent and ability to reinvest its foreign earnings.

The Taxation Laws (Amendment) Act, 2019 was enacted on December 12, 2019 to lower corporate tax rates in India. Beginning March 31, 2023, we opted to elect for the reduced tax rate. The election was not made for various factors for the year ended 2022.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits, which is recorded within other noncurrent liabilities and deferred income taxes, net in our consolidated balance sheet, is as follows:

Balance as of March 31, 2020	$4,192
Additions for prior year tax positions	220
Additions for current year tax positions	635
Reductions for prior year tax positions	(621)
Balance as of March 31, 2021	4,426
Additions for prior year tax positions	1,184
Additions for current year tax positions	763
Reductions for prior year tax positions	(261)
Balance as of March 31, 2022	6,112
Additions for prior year tax positions	311
Additions for current year tax positions	941
Reductions for prior year tax positions	(1,453)
Balance as of March 31, 2023	$5,911

During the year ended March 31, 2023, we recorded additional net receivables of $365 related to various federal, foreign, and state tax planning benefits recorded in the current year for current and prior year tax positions. If recognized, the total amount of unrecognized tax benefit that would decrease the income tax provision is $5,911.

Our practice is to recognize interest related to income tax matters as interest expense in the consolidated statements of net income and comprehensive income. We had approximately $461 and $286 of accrued interest related to income tax matters as of March 31, 2023 and 2022, respectively. We recognized interest expense of $174, interest expense of $199, and interest income of $85 in the years ended March 31, 2023, 2022 and 2021, respectively, related to income tax matters in the consolidated statements of net income and comprehensive income. No penalties related to income tax matters were accrued or recognized in our consolidated financial statements for all periods presented.

We are subject to taxation in federal, various state, India, and United Kingdom jurisdictions. We are no longer subject to United States federal income tax examinations or other foreign tax authorities for tax years before fiscal year ended 2019. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2018. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months. Expected timing of cash payments related to the settlement of unrecognized tax benefits is noncurrent and/or unknown.

Inflation Reduction Act of 2022

Changes in tax law and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. On August 16, 2022, the United States government enacted the Inflation Reduction Act of 2022 that includes changes to the United States corporate income tax system, including a fifteen percent minimum tax based on “adjusted financial statement income,” which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on repurchases of stock after December 31, 2022. The Company has completed its evaluation of the Inflation Reduction Act and its requirements, as well as its application to our business and determined there were no material impacts at March 31, 2023.

15. Employee Benefit Plans

We provide a 401(k) plan to substantially all of our employees. Participating employees may defer up to the Internal Revenue Service limit per year based on the Internal Revenue Code. The annual contribution is determined by a formula set by our Board of Directors ("Board") and may include matching and/or discretionary contributions. The amount of the Company match is discretionary and subject to change. The retirement plans may be amended or discontinued at the discretion of the Board. Net contributions of $5,973, $6,922 and $4,625 were made by the Company to the 401(k) plan for the years ended March 31,

2023, 2022, and 2021, respectively. Net contributions for the year ended March 31, 2022 reflect an additional discretionary Company contribution made to eligible employees.

We have a deferred compensation plan (the “Deferral Plan”) for the benefit of those employees who qualify. Participating employees may defer up to 75% of their salary and 100% of their annual bonus for a Deferral Plan year. In addition, we may, but are not required to, make contributions into the Deferral Plan on behalf of participating employees, and the amount of the Company match is discretionary and subject to change. Each employee's deferrals together with earnings thereon are accrued as part of our long-term liabilities. Investment decisions are made by each participating employee from a family of mutual funds. The deferred compensation liability was $8,033 and $7,230 at March 31, 2023 and 2022, respectively. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. We intend to hold the life insurance policy until the death of the plan participant. The cash surrender value of the life insurance policies for deferred compensation was $8,060 and $8,098 at March 31, 2023 and 2022, respectively. The values of the life insurance policies and our related obligations are included on the consolidated balance sheets in long-term other assets and long-term deferred compensation, respectively. We made contributions of $129, $116 and $79 to the Deferral Plan for the years ended March 31, 2023, 2022, and 2021, respectively.

16. Stockholders’ Equity

Equity Incentive Plans

In October 2005, our shareholders approved a stock option and incentive plan (the “2005 Plan”) under which 4,800,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares, performance units (including performance options) and other share-based awards. The 2005 Plan provides that our employees and directors may, at the discretion of the Board of Directors (“Board”) or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the 2005 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the 2005 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the 2005 Plan, awards under the 2005 Plan will fully vest under certain circumstances. The 2005 Plan expired on May 25, 2015. As of March 31, 2023, there were 6,200 outstanding options under the 2005 Plan.

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of March 31, 2023, there were 1,124,613 outstanding options, 2,622,317 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 1,525,929 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan are substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. As of March 31, 2023, there were 675,195 outstanding shares of restricted stock awards, 425,666 outstanding performance stock unit awards, and 159,384 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the consolidated statements of net income and comprehensive income for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Year Ended March 31,
	2023	2022	2021
Costs and expenses:
Cost of revenue	$3,082	$2,183	$1,991
Research and development costs	4,243	4,508	4,036
Selling, general and administrative	26,133	19,861	16,683
Total share-based compensation	33,458	26,552	22,710
Income tax benefit	(7,641)	(6,221)	(5,415)
Decrease in net income	$25,817	$20,331	$17,295

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Stock Options

The following table summarizes the stock option transactions during the years ended March 31, 2023, 2022, and 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2020	3,001,350	14.83	4.7	$—
Exercised	(116,916)	16.21	3.3	$303
Forfeited/Canceled	(47,350)	18.58	3.7
Expired	(46,000)	29.17
Outstanding, March 31, 2021	2,791,084	$14.47	3.7	$10,303
Exercised	(1,248,525)	13.76	2.7	$2,638
Forfeited/Canceled	(32,320)	19.51	3.0
Expired	(56,500)	18.85
Outstanding, March 31, 2022	1,453,739	$14.80	2.9	$8,886
Exercised	(300,926)	14.57	1.6	$1,623
Forfeited/Canceled	(20,000)	21.27
Expired	(2,000)	15.99
Outstanding, March 31, 2023	1,130,813	$14.75	1.7	$3,011
Vested and expected to vest, March 31, 2023	1,130,813	$14.75	1.7	$3,011
Exercisable, March 31, 2023	1,130,813	$14.75	1.7	$3,011

Share-based compensation expense related to stock options was $82, $1,251 and $2,536 for the years ended March 31, 2023, 2022, and 2021, respectively.

There were no stock options granted during the years ended March 31, 2023, 2022 and 2021.

Non-vested stock option award activity during the years ended March 31, 2023, 2022, and 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	1,091,672	$5.67
Vested	(605,433)	5.40
Forfeited/Canceled	(26,900)	6.80
Outstanding, March 31, 2021	459,339	$5.96
Vested	(391,457)	5.74
Forfeited/Canceled	(17,500)	7.96
Outstanding, March 31, 2022	50,382	$6.98
Vested	(50,382)	6.98
Outstanding, March 31, 2023	—	$—

The total fair value of options vested during the years ended March 31, 2023, 2022, and 2021 was $352, $2,248, and $3,272, respectively.

Restricted Stock Awards

Restricted stock awards activity during the years ended March 31, 2023, 2022, and 2021 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2020	2,312,780	$16.74
Granted	1,222,863	12.04
Vested	(1,053,792)	16.22
Canceled	(218,282)	15.30
Outstanding, March 31, 2021	2,263,569	$14.58
Granted	2,391,578	15.87
Vested	(1,109,520)	15.17
Canceled	(302,864)	14.94
Outstanding, March 31, 2022	3,242,763	$15.30
Granted	1,840,211	18.23
Vested	(1,479,453)	15.45
Canceled	(306,009)	16.82
Outstanding, March 31, 2023	3,297,512	$16.72

Share-based compensation expense related to restricted stock awards was $24,925, $20,821, and $16,371 for the years ended March 31, 2023, 2022, and 2021, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of March 31, 2023, $39,407 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $26,929, $18,156 and $14,138 for the years ended March 31, 2023, 20221, and 2021.

Net Share Settlements

Restricted stock awards and performance stock units are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards and performance stock units that vested during the years ended March 31, 2023, 2022 and 2021 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the consolidated statements of cash flows. The total shares withheld during the years ended March 31, 2023, 2022 and 2021 were 592,165, 356,490 and 349,895, respectively, and were based on the value of the restricted stock awards and performance stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

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

On December 26, 2019 and January 27, 2020, the Compensation Committee of the Board approved a total of 279,587 performance stock unit awards to be granted to certain executives and non-executive members of the executive leadership team, which vest only in the event certain performance goals are achieved and with continuous service through the date the goals are certified. Approximately 80% of the performance stock units are tied to the Company’s fiscal year 2021 revenue goal and 20% are tied to the Company’s fiscal year 2022 revenue goal. Performance stock unit awards funded for fiscal year 2021 and fiscal year 2022 revenue performance will be modified for cumulative 3-year total shareholder return (“TSR”) on the three-year grant anniversary, which is also the cliff vest date. The number of shares to be issued may vary between 42.5% and 172.5% of the number of performance stock units depending on performance, and no such shares will be issued if threshold performance is not achieved. The weighted-average grant date fair value of the awards was $16.02 per share, which was estimated using a Monte Carlo-based valuation model for the awards based on total shareholder return and using a probability-adjusted achievement rate combined with the market price of the common stock on the date of grant for the awards based on revenue targets. The performance period for these awards ended December 27, 2022 and 157,735 units were earned and issued as shares during the year ended March 31, 2023. No further shares will be issued under this grant.

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

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer under the Inducement Plan. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. During the year ended March 31, 2023, 24,334 units were earned and issued as shares.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share. During the year ended March 31, 2023, 33,998 units were earned and issued as shares.

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

Share-based compensation expense related to the performance stock units and awards was $7,798, $3,827 and $3,284 for the years ended March 31, 2023, 2022 and 2021, respectively. The expense for the year ended March 31, 2022 includes a benefit recognized primarily due to the cancellation of awards associated with the resignation of our former Chief Executive Officer.

As of March 31, 2023, $5,182 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.2 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25,000 in total fair market value of shares during any one calendar year. As of March 31, 2023, we have issued 1,050,990 shares under the Purchase Plan and 2,949,010 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $653, $553, and $519 for the years ended March 31, 2023, 2022, and 2021, respectively.

Share Repurchase Program

In October 2021, the Board authorized a share repurchase program under which we may repurchase up to $60,000 of our outstanding shares of common stock through March 2023. In October 2022, the Board authorized a new share repurchase program under which we may repurchase up to an additional $100,000 of outstanding shares of our common stock through March 2025.

The timing and amount of any share repurchases under the share repurchase programs will be determined by our management at its discretion based on ongoing assessments of the capital needs of the business, the market price of our common stock and general market conditions. Share repurchases under the programs may be made through a variety of methods, which may include open market purchases, in block trades, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. Repurchases may also be made under Rule 10b5-1 plans, which permit shares of common stock to be repurchased through pre-determined criteria. The programs do not obligate the Company to acquire any particular amount of our common stock, and the share repurchase programs may be suspended or discontinued at any time at our discretion.

During the year ended March 31, 2023, we repurchased 2,679,336 shares of common stock for a total of $49,878 at a weighted-average share repurchase price of approximately $18.62. During the year ended March 31, 2022, we repurchased 2,169,896 shares of common stock for a total of $35,874 at a weighted-average share repurchase price of approximately $16.53. As of March 31, 2023, $74,303 remained available for share repurchases pursuant to the share repurchase programs.

Of the shares repurchased in the year ended March 31, 2022, a total of 2,000,000 shares were purchased from a shareholder who previously owned 7.4% of our total shares of common stock for an aggregate purchase price of approximately $33,100. The shares repurchased represented approximately 3.0% of our total shares of common stock outstanding at March 31, 2022.

17. Commitments, Guarantees and Contingencies

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

We also have contingent consideration liabilities related to our acquisitions. Refer to Note 8, “Business Combinations and Disposals” and Note 5, “Fair Value Measurements” of our notes to consolidated financial statements included elsewhere in this Report for further information.

Contingencies

In addition to commitments and obligations in the ordinary course of business and routine legal proceedings, we are currently subject to various non-ordinary course legal proceedings, claims and investigations, as described below.

We accrue estimates for resolution of any legal proceeding and other contingencies when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies (“ASC 450”). No less than quarterly, and as facts and circumstances change, we review the status of each significant matter underlying a legal proceeding or claim and assess our potential financial exposure. We accrue a liability for an estimated loss if the potential loss from any legal proceeding or claim is considered probable and the amount can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable, and accruals are based only on the information available to our management at the time the judgment is made, which may prove to be incomplete, or inaccurate or unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions.

The outcome of legal proceedings is inherently uncertain, and we may incur substantial defense costs and expenses defending any of these matters. If one or more of these legal proceedings were resolved against or settled by us in a reporting period for amounts in excess of our management’s expectations, our consolidated financial statements for that and subsequent reporting periods could be materially adversely affected. In addition, we could be forced to incur increased compliance costs or change the manner in which we operate our business, which could have a material adverse impact on our business, results of operations, cash flows or financial condition.

DOJ Investigation

Commencing in April 2017, we have received requests for documents and information from the United States Attorney's Office for the District of Vermont ("DOJ") and other government agencies in connection with an investigation concerning the certification we obtained for our software under the United States Department of Health and Human Services' Electronic Health Record (EHR) Incentive Program. The requests for information relate to, among other things: (a) data used to determine objectives and measures under the Meaningful Use (MU) and the Physician Quality Reporting System (PQRS) programs, (b) our EHR product and its performance, including defects that relate to patient safety or meaningful use certifications, (c) the software code used in certifying our EHR software and information, and (d) marketing programs and payments provided for the referral of EHR business. We continue to respond to the government’s requests and are engaged in discussions on the status and potential resolution of their ongoing investigation.

In late 2022, the United States Attorney’s Office informed NextGen of the existence of a sealed qui tam lawsuit concerning the issues NextGen has been discussing with their Office. While we have not yet reached a final, binding settlement agreement with the DOJ, we have reached an agreement in principle and have recorded legal settlement expense to reflect the anticipated payment to the DOJ if the settlement currently being negotiated is consummated. We also recorded an estimated amount of expense associated with attorneys’ fees that upon a final settlement would be paid to the private law firm that brought the original qui tam lawsuit. Total expenses recorded in the consolidated statements of net income and comprehensive income was $35,095, which consists of approximately $32,400 in settlement expenses and $2,695 in legal fees related to the mediation and settlement, and $33,990 is reflected as accrued legal settlement within other current liabilities in the consolidated balance sheets as of March 31, 2023. Despite the above, the Company may not be able to reach final agreement with the DOJ on any settlement or otherwise consummate a settlement. If the Company is unable to consummate the settlement, it may face litigation which could lead to material damages, penalties, fines, judgments, or other liabilities. In addition, any potential litigation would require time and effort, which would result in additional costs to us including substantial attorneys’ fees. The unfavorable resolution of any litigation related to the above could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Security Incident

On April 28, 2023, the Company issued written notification to approximately 1 million individuals notifying them that NextGen Healthcare, Inc. had discovered that certain of their personal information (name, address, date of birth, and social security number) had been accessed without authorization during a recent data security incident impacting the NextGen Office system. Following notification of the data breach, NextGen Healthcare, Inc. was named as a defendant in thirteen putative class action lawsuits in the United States District Court for the Northern District of Georgia, all of which assert various claims stemming from the data breach and NextGen Healthcare’s alleged failure to safeguard personal information. These lawsuits seek monetary damages, injunctive and declaratory relief, and attorneys’ fees and costs. We believe we have meritorious defenses to these actions and intend to vigorously oppose the claims asserted in these complaints. We cannot reasonably estimate the range of potential losses that may be associated with these lawsuits because of the early stage of each lawsuit. We also cannot assure you that we will not become subject to other lawsuits, inquiries, or claims relating to or arising from the March incident. Although we maintain cyber-technology liability insurance, it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the litigation, will be in excess of our cyber-technology liability insurance coverage applicable to claims of this nature.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgment on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case returned to the trial court for resolution of Hussein’s claims against us. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein filed a Motion for New Trial, which the Court denied. Hussein has appealed the jury verdict in favor of the Company and the individual defendants. Hussein, the Company, and the individual defendants have appealed the trial court’s denial of requests for recovery of costs arising from the litigation. The parties have completed briefing on the various appeals. We expect the California State Court of Appeal for the Fourth Appellate District, Division Three, to hear arguments and issue its ruling on the various appeals in 2023.

18. Restructuring Costs

During the year ended March 31, 2023, we implemented a business restructuring plan as part of our continued efforts to preserve and grow the value of the Company through client-focused innovations while reducing our cost structure. We recorded restructuring costs of $2,473, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income. As of March 31, 2023, the remaining restructuring liability associated with payroll-related costs was $1,990.

During the year ended March 31, 2022, we recorded restructuring costs of $539, consisting of payroll-related costs, such as severance, outplacement costs, and continuing healthcare coverage, associated with the involuntary separation of employees pursuant to a one-time benefit arrangement, within operating expenses in our consolidated statements of net income and comprehensive income. The payroll-related costs were substantially paid as of March 31, 2023.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Sales Return Reserve
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged Against Revenue	Deductions	Balance at End of Year
March 31, 2023	$3,378	$6,248	$(6,904)	$2,722
March 31, 2022	$3,593	$5,381	$(5,596)	$3,378
March 31, 2021	$4,191	$6,595	$(7,193)	$3,593

	Allowance for Credit Losses
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
March 31, 2023	$3,888	$1,914	$(1,940)	$3,862
March 31, 2022	$4,205	$1,915	$(2,232)	$3,888
March 31, 2021	$3,549	$2,834	$(2,178)	$4,205

	Valuation Allowance for Deferred Taxes
(in thousands) For the year ended	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Acquisition Related Additions	Deductions	Balance at End of Year
March 31, 2023	$5,133	$1,500	$—	$(1,759)	$4,874
March 31, 2022	$6,015	$7	$—	$(889)	$5,133
March 31, 2021	$5,452	$877	$—	$(314)	$6,015