Form 10-Q
period 2023-06-30
NEXTGEN HEALTHCARE, INC.
filed 2023-07-25
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding shares of the Registrant’s common stock as of July 21, 2023 was 67,018,411 shares.

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

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$70,325	$98,719
Restricted cash and cash equivalents	7,580	7,269
Marketable securities	147,772	139,612
Accounts receivable, net	84,123	88,498
Contract assets	21,422	19,561
Income taxes receivable	3,250	5,248
Prepaid expenses and other current assets	40,259	42,916
Total current assets	374,731	401,823
Equipment and improvements, net	5,561	6,421
Capitalized software costs, net	56,805	54,516
Operating lease assets	3,129	3,335
Deferred income taxes, net	29,474	29,472
Contract assets, net of current	5,391	5,572
Intangibles, net	26,724	28,968
Goodwill	321,756	321,756
Other assets	44,898	44,238
Total assets	$868,469	$896,101
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,184	$12,022
Contract liabilities	48,349	61,601
Accrued compensation and related benefits	22,870	36,241
Income taxes payable	675	622
Operating lease liabilities	3,490	3,826
Other current liabilities	80,273	83,799
Total current liabilities	167,841	198,111
Contract liabilities, net of current	2,251	10,310
Deferred compensation	8,835	8,033
Convertible senior notes, net, noncurrent	267,156	266,843
Operating lease liabilities, net of current	3,365	4,095
Other noncurrent liabilities	8,499	8,274
Total liabilities	457,947	495,666
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; 71,892 shares and 70,875 shares issued at June 30, 2023 and March 31, 2023, respectively; 67,043 shares and 66,026 shares outstanding at June 30, 2023 and March 31, 2023, respectively	719	709
Treasury stock, at cost, 4,849 shares and 4,849 shares at June 30, 2023 and March 31, 2023, respectively	(85,752)	(85,752)
Additional paid-in capital	364,040	359,342
Accumulated other comprehensive loss	(2,239)	(1,462)
Retained earnings	133,754	127,598
Total shareholders' equity	410,522	400,435
Total liabilities and shareholders' equity	$868,469	$896,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues:
Recurring	$163,374	$139,759
Software, hardware, and other non-recurring	14,833	13,543
Total revenues	178,207	153,302
Cost of revenue:
Recurring	79,221	62,244
Software, hardware, and other non-recurring	12,174	10,676
Amortization of capitalized software costs and acquired intangible assets	6,991	7,134
Total cost of revenue	98,386	80,054
Gross profit	79,821	73,248
Operating expenses:
Selling, general and administrative	48,193	49,034
Research and development costs, net	20,925	21,795
Amortization of acquired intangible assets	1,188	705
Impairment of assets	359	524
Restructuring costs	90	—
Total operating expenses	70,755	72,058
Income from operations	9,066	1,190
Interest income	1,669	46
Interest expense	(3,239)	(330)
Other income (expense), net	1,050	(5)
Income before provision for (benefit of) income taxes	8,546	901
Provision for (benefit of) income taxes	2,390	(247)
Net income	$6,156	$1,148
Other comprehensive income:
Foreign currency translation, net of tax	(1)	(28)
Unrealized gain (loss) on marketable securities, net of tax	(776)	—
Comprehensive income	$5,379	$1,120
Net income per share:
Basic	$0.09	$0.02
Diluted	$0.09	$0.02
Weighted-average shares outstanding:
Basic	66,420	67,588
Diluted	66,853	68,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Three Months Ended June 30, 2023
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income	Equity
Balance, March 31, 2023	66,026	$709	$(85,752)	$359,342	$127,598	$(1,462)	$400,435
Common stock issued under stock plans, net of shares withheld for taxes	1,017	10	—	(3,258)	—	—	(3,248)
Stock-based compensation	—	—	—	7,956	—	—	7,956
Components of other comprehensive income:
Unrealized loss on marketable securities						(776)	(776)
Translation adjustments	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	6,156	—	6,156
Balance, June 30, 2023	67,043	719	(85,752)	364,040	133,754	(2,239)	410,522

	Three Months Ended June 30, 2022
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2022	67,075	$692	$(35,874)	$329,917	$130,252	$(1,909)	$423,078
Common stock issued under stock plans, net of shares withheld for taxes	1,137	12	—	(1,612)	—	—	(1,600)
Stock-based compensation	—	—	—	8,766	—	—	8,766
Repurchase of common stock (1)	(148)	—	(2,505)	—	—	—	(2,505)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(28)	(28)
Net income	—	—	—	—	1,148	—	1,148
Balance, June 30, 2022	68,064	704	(38,379)	337,071	131,400	(1,937)	428,859

(1)
Weighted-average repurchase price (dollars per share) for the three months ended June 30, 2022 was $16.93.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,156	$1,148
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	5,936	5,354
Amortization of debt issuance costs	440	127
Amortization of other intangibles	2,244	2,486
Net amortization (accretion) of premiums/discounts on marketable securities	(973)	—
Change in fair value of contingent consideration	100	—
Depreciation	1,118	1,292
Excess tax deficiency (benefit) from share-based compensation	211	(411)
Impairment of assets	5	524
Loss on disposal of equipment and improvements	—	41
Loss on foreign currency exchange rates	84	6
Non-cash operating lease costs	392	914
Provision for bad debts	875	241
Share-based compensation	7,956	8,766
Changes in assets and liabilities, net of amounts acquired:
Accounts receivable	3,500	(1,464)
Contract assets	(1,680)	(126)
Accounts payable	130	5,829
Contract liabilities	(21,311)	1,814
Accrued compensation and related benefits	(13,374)	(22,668)
Income taxes	1,956	(191)
Deferred compensation	802	(49)
Operating lease liabilities	(1,067)	(2,085)
Other assets and liabilities	(1,597)	(6,193)
Net cash used in operating activities	(8,097)	(4,645)
Cash flows from investing activities:
Additions to capitalized software costs	(8,225)	(8,998)
Additions to equipment and improvements	(453)	(455)
Proceeds from sales of marketable securities	6,858	—
Proceeds from maturities and redemptions of marketable securities	20,760	—
Purchases of marketable securities	(35,626)	—
Net cash used in investing activities	(16,686)	(9,453)
Cash flows from financing activities:
Proceeds from issuance of shares under employee plans	650	2,068
Repurchase of common stock	—	(2,505)
Payments for taxes related to net share settlement of equity awards	(3,898)	(3,668)
Net cash used in financing activities	(3,248)	(4,105)
Effect of exchange rate changes on cash and cash equivalents	(52)	(129)
Net decrease in cash, cash equivalents, and restricted cash	(28,083)	(18,332)
Cash, cash equivalents, and restricted cash at beginning of period	105,988	66,747
Cash, cash equivalents, and restricted cash at end of period	$77,905	$48,415

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$228	$360
Cash refunds from income taxes	4	9
Cash paid for interest	5,529	—
Non-cash investing and financing activities:
Cash paid for amounts included in the measurement of operating lease liabilities	1,144	2,308
Operating lease assets obtained in exchange for operating lease liabilities	585	—
Accrued purchases of equipment and improvements	34	96

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three months ended June 30, 2023 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended June 30,
	2023	2022
Recurring revenues:
Subscription services	$52,498	$42,759
Support and maintenance	38,509	39,138
Managed services	34,759	30,645
Transactional and data services	37,608	27,217
Total recurring revenues	163,374	139,759

Software, hardware, and other non-recurring revenues:
Software license and hardware	4,971	6,199
Other non-recurring services	9,862	7,344
Total software, hardware and other non-recurring revenues	14,833	13,543

Total revenues	$178,207	$153,302

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

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $706,000, of which we expect to recognize approximately 7% as services are rendered or goods are delivered, 52% over the next 12 months, and the remainder thereafter.

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

During the three months ended June 30, 2023 and 2022, we recognized $18,245 and $17,724, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $40,391 as of June 30, 2023, of which $13,985 is classified as current and included as prepaid expenses and other current assets and $26,406 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition.

During the three months ended June 30, 2023 and 2022, we recognized $3,973 and $3,487, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	June 30, 2023	March 31, 2023
Accounts receivable, gross	$88,029	$92,360
Allowance for credit losses	(3,906)	(3,862)
Accounts receivable, net	$84,123	$88,498

The following table represents the changes in the allowance for credit losses, as of and for the three months ended June 30, 2023:

Balance as of March 31, 2023	$(3,862)
Additions charged to costs and expenses	(875)
Deductions	831
Balance as of June 30, 2023	$(3,906)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023 and March 31, 2023:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and money market funds	$56,632	$56,632	$—	$—
Commercial paper	13,693	—	13,693	—
Total cash and cash equivalents	70,325	56,632	13,693	—

Restricted cash and cash equivalents	7,580	7,580	—	—

United States treasury securities	73,083	—	73,083	—
Agency securities	35,911	—	35,911	—
Corporate notes and bonds	22,419	—	22,419	—
Commercial paper	16,359	—	16,359	—
Total marketable securities	147,772	—	147,772	—
TOTAL ASSETS	$225,677	$64,212	$161,465	$—

LIABILITIES
Contingent consideration related to acquisitions	$3,900	$—	$—	$3,900
Convertible senior notes, net, noncurrent	267,156	—	267,156	—
TOTAL LIABILITIES	$271,056	$—	$267,156	$3,900

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and money market funds	$73,754	$73,754	$—	$—
Commercial paper	10,795	—	10,795	—
United States treasury securities	9,979	—	9,979	—
Corporate notes and bonds	3,349	—	3,349	—
Agency securities	842	—	842	—
Total cash and cash equivalents	98,719	73,754	24,965	—

Restricted cash and cash equivalents	7,269	7,269	—	—

United States treasury securities	56,890	—	56,890	—
Agency securities	37,991	—	37,991	—
Corporate notes and bonds	26,590	—	26,590	—
Commercial paper	18,141	—	18,141	—
Total marketable securities	139,612	—	139,612	—
TOTAL ASSETS	$245,600	$81,023	$164,577	$—

LIABILITIES
Contingent consideration related to acquisitions	$3,800	$—	$—	$3,800
Convertible senior notes, net, noncurrent	266,843	—	266,843	—
TOTAL LIABILITIES	$270,643	$—	$266,843	$3,800

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

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended June 30, 2023:

Total Liabilities
Balance as of March 31, 2023	$(3,800)
Fair value adjustments	(100)
Balance as of June 30, 2023	$(3,900)

As of June 30, 2023, the contingent consideration liability balance related to the acquisition of TSI Healthcare, LLC (See Note 7) was $3,900, which reflects a $100 fair value adjustment for the three months ended June 30, 2023. The categorization of the framework used to measure fair value of the contingent consideration liability is within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable revenue targets that were not observable in the market. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income. There are no other assets or liabilities accounted for utilizing unobservable inputs (Level 3) as of June 30, 2023.

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

5. Investments

The following table summarizes the fair value of our investments and marketable securities as of June 30, 2023:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$13,693	$—	$—	$13,693
Money market funds	5,083	—	—	5,083
Total cash and cash equivalents	18,776	—	—	18,776
United States treasury securities	73,476	—	(393)	73,083
Agency securities	36,068	—	(157)	35,911
Corporate notes and bonds	22,595	—	(176)	22,419
Commercial paper	16,367	—	(8)	16,359
Total marketable securities	148,506	—	(734)	147,772
Total investments	$167,282	$—	$(734)	$166,548

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$10,795	$—	$—	$10,795
United States treasury securities	9,977	2	—	9,979
Money market funds	5,976	—	—	5,976
Corporate notes and bonds	3,349	—	—	3,349
Agency securities	842	—	—	842
Total cash and cash equivalents	30,939	2	—	30,941
United States treasury securities	56,795	99	(4)	56,890
Agency securities	37,999	16	(24)	37,991
Corporate notes and bonds	26,631	14	(55)	26,590
Commercial paper	18,147	—	(6)	18,141
Total marketable securities	139,572	129	(89)	139,612
Total investments	$170,511	$131	$(89)	$170,553

We do not intend to sell, nor is it more likely than not that we will be required to sell, any investments in unrealized loss positions prior to the recovery of their amortized cost basis. We did not recognize any credit losses related to our investments during the three months ended June 30, 2023. The unrealized losses on our investments were due to changes in interest rates and market conditions subsequent to initial purchase. None of the investments held as of June 30, 2023 were in a continuous unrealized loss position for greater than 12 months. Realized gains from the sale of our investments that were reclassified out of accumulated other comprehensive loss were not significant during the three months ended June 30, 2023.

The following table presents the contractual maturities of our investments and marketable securities as June 30, 2023:

	Amortized Cost	Fair Value
Due within one year	$113,172	$112,932
Due after one year through five years	54,110	53,616
Total	167,282	166,548

6. Leases

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income. Total operating lease costs were $475 and $942 for the three months ended June 30, 2023 and 2022, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended June 30,
	2023	2022
Operating lease costs	$622	$949
Variable lease costs	181	173
Less: Sublease income	(328)	(180)
Total operating lease costs	$475	$942

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,144	$2,308
Operating lease assets obtained in exchange for operating lease liabilities	585	—

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2023 and 2028. As of June 30, 2023, our operating leases had a weighted average remaining lease term of 2.1 years and a weighted average discount rate of 4.4%. Future minimum aggregate lease payments under operating leases as of June 30, 2023 are summarized as follows:

For the year ended March 31,
2024	$2,797
2025	3,520
2026	572
2027	143
2028	150
2029 and beyond	13
Total future lease payments	7,195
Less interest	(340)
Total lease liabilities	$6,855

In the three months ended June 30, 2023, we recorded impairments of $359 to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis and Hunt Valley based on projected sublease rental income and estimated sublease commencement dates and the early termination of a portion of our St. Louis lease.

In the three months ended June 30, 2022, we vacated portions of certain leased locations and recorded impairments of $524 to the operating right-of-use asset and related fixed assets for our previously vacated portion of our St. Louis office related to changes in projected sublease assumptions.

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

7. Business Combinations and Disposals

Acquisition of TSI Healthcare, LLC

On November 30, 2022, we completed the acquisition of TSI Healthcare, LLC ("TSI") pursuant to a securities purchase agreement dated November 30, 2022. TSI is based in Chapel Hill, NC and is a value-added reseller of NextGen Practice Management and Electronic Health Record software and solutions.

The preliminary purchase price was $50,449, subject to customary working capital and other adjustments. Additionally, under the provisions of the securities purchase agreement, we may pay up to an additional $22,000 of cash contingent consideration in the form of an earnout, subject to TSI achieving certain revenue targets through March 2025. The initial fair value of the contingent consideration was $3,700, which was estimated using a Monte Carlo simulation in a risk-neutral framework. The preliminary purchase price of TSI is summarized in the table below. The acquisition of TSI was funded by cash flows from operations and cash proceeds from our convertible senior notes (see Note 11).

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

The results of operations of TSI have been included in our consolidated results of operations since the date of acquisition. The results of operations of TSI were not material to our consolidated results of operations for the three months ended June 30, 2023.

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

8. Goodwill

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

During the quarter ended June 30, 2023, we performed a qualitative assessment, which indicated that it was more likely than not that the fair value of goodwill exceeded its net carrying value and, therefore, additional impairment testing was not deemed necessary. We do not amortize goodwill as it has been determined to have an indefinite useful life.

The carrying amount of goodwill was $321,756 as of June 30, 2023 and March 31, 2023.

9. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	June 30, 2023
	Customer Relationships	Trade Names	Software Technology	Re-acquired Rights	Data Health Database	Total
Gross carrying amount	$44,700	$250	$22,500	$6,250	$1,950	$75,650
Accumulated amortization	(33,703)	(179)	(13,753)	(912)	(379)	(48,926)
Net intangible assets	$10,997	$71	$8,747	$5,338	$1,571	$26,724

	March 31, 2023
	Customer Relationships	Trade Names	Software Technology	Re-acquired Rights	Data Health Database	Total
Gross carrying amount	$44,700	$250	$25,700	$6,250	$1,950	$78,850
Accumulated amortization	(32,918)	(166)	(16,060)	(521)	(217)	(49,882)
Net intangible assets	$11,782	$84	$9,640	$5,729	$1,733	$28,968

Amortization expense related to the customer relationships, trade names, and re-acquired rights intangible assets recorded as operating expenses in the consolidated statements of net income and comprehensive income was $1,188 and $705 for the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to the software technology and data health database intangible assets recorded as cost of revenue was $1,056 and $1,781 for the three months ended June 30, 2023 and 2022, respectively.

During the three months ended June 30, 2023, we retired $3,200 of fully amortized software technology related to our Inforth acquisition.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of June 30, 2023:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2024	$3,565	$3,167	$6,732
2025	4,180	4,223	8,403
2026	3,596	2,684	6,280
2027	2,232	244	2,476
2028	727	—	727
2028 and beyond	2,106	—	2,106
Total	$16,406	$10,318	$26,724

10. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	June 30, 2023	March 31, 2023
Gross carrying amount	$133,305	$131,791
Accumulated amortization	(76,500)	(77,275)
Net capitalized software costs	$56,805	$54,516

Amortization expense related to capitalized software costs was $5,936 and $5,354 for the three months ended June 30, 2023 and 2022, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

The following table presents the remaining estimated amortization of capitalized software costs as of June 30, 2023. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2024	$23,300
2025	19,700
2026	10,700
2027	3,105
Total	$56,805

11. Debt

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

The Notes are recorded net of issuance costs as noncurrent liabilities in the consolidated balance sheets. The net carrying value of the Notes are as follows:

	June 30, 2023	March 31, 2023
Principal amount	$275,000	$275,000
Unamortized issuance costs	(7,844)	(8,157)
Carrying value, net	$267,156	$266,843

The debt issuance costs of the Notes are being amortized using the effective interest method. The effective interest rate of the Notes is 4.48%. Interest expense related to the Notes was $2,607 for the three months ended June 30, 2023. Amortization of debt issuance costs related to the Notes was $313 for the three months ended June 30, 2023.

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

Effective April 28, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (the "Third Amendment"), which, among other changes, replaces the existing LIBOR-based rate with a SOFR-based rate.

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of June 30, 2023.

As of June 30, 2023 and March 31, 2023, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $190 and $203 for the three months ended June 30, 2023 and 2022, respectively.

Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of June 30, 2023 and 2022, total unamortized debt issuance costs were $1,371 and $2,179, respectively. Amortization of deferred debt issuance costs was $127 and $127 for the three months ended June 30, 2023 and 2022, respectively.

12. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$70,325	$98,719
Restricted cash and cash equivalents	7,580	7,269
Cash, cash equivalents, and restricted cash	$77,905	$105,988

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2023	March 31, 2023
Prepaid expenses	$23,221	$26,365
Capitalized commissions costs	13,985	13,813
Accrued interest on marketable securities	936	699
Other current assets	2,117	2,039
Prepaid expenses and other current assets	$40,259	$42,916

Equipment and improvements are summarized as follows:

	June 30, 2023	March 31, 2023
Computer equipment	$35,512	$35,019
Internal-use software	20,391	20,064
Leasehold improvements	5,766	7,067
Furniture and fixtures	4,083	4,871
Equipment and improvements, gross	65,752	67,021
Accumulated depreciation and amortization	(60,191)	(60,600)
Equipment and improvements, net	$5,561	$6,421

Other assets are summarized as follows:

	June 30, 2023	March 31, 2023
Capitalized commission costs	$26,406	$26,104
Deposits	7,007	7,447
Debt issuance costs	1,371	1,498
Other noncurrent assets	10,114	9,189
Other assets	$44,898	$44,238

Accrued compensation and related benefits are summarized as follows:

	June 30, 2023	March 31, 2023
Accrued bonus	$5,741	$15,550
Accrued vacation	13,644	13,271
Accrued commissions	2,409	5,166
Accrued payroll and other	1,076	2,254
Accrued compensation and related benefits	$22,870	$36,241

Other current and noncurrent liabilities are summarized as follows:

	June 30, 2023	March 31, 2023
Accrued legal settlement(1)	$33,345	$33,990
Care services liabilities	7,580	7,269
Customer credit balances and deposits	7,063	5,417
Sales returns reserves and other customer liabilities	4,625	5,390
Accrued consulting and outside services	4,019	3,957
Accrued employee benefits and withholdings	3,452	3,195
Accrued hosting costs	3,383	873
Accrued EDI expense	3,039	3,064
Accrued outsourcing costs	2,782	3,023
Accrued self insurance expense	2,249	2,359
Accrued interest payable	1,483	4,244
Accrued legal expense	668	782
Accrued royalties	532	3,248
Accrued taxes payable	230	1,746
Other accrued expenses	5,823	5,242
Other current liabilities	$80,273	$83,799

Uncertain tax positions	$4,067	$3,950
Contingent consideration related to acquisitions, noncurrent	3,900	3,800
Other liabilities	532	524
Other noncurrent liabilities	$8,499	$8,274

(1)Refer to Note 17, "Commitments, Guarantees and Contingencies" for more details.

13. Income Taxes

The provision of income taxes was $2,390 in the three months ended June 30, 2023, reflecting an effective tax rate of 28.0%. The benefit of income taxes was $247 in the three months ended June 30, 2022, reflecting an effective tax benefit rate of 27.4%.

The increase in the effective tax rate for the three months ended June 30, 2023 compared to the corresponding prior periods was primarily due to the net increase of discrete items partially offset by an increase to research and development credits.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance. We had unrecognized tax benefits of $6,050 and $5,911 related to various federal, state, and local income tax matters as of June 30, 2023 and March 31, 2023, respectively. If recognized, this amount would reduce our effective tax rate.

We are subject to taxation in federal, various state, India, and United Kingdom jurisdictions. We are no longer subject to United States federal income tax examinations for tax years before fiscal year ended 2019. With a few exceptions, we are no longer subject to state or local income tax examinations for tax years before fiscal year ended 2018. We do not anticipate the total unrecognized tax benefits to significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

14. Earnings per Share

The presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended June 30,
	2023	2022
Earnings per share — Basic:
Net income	$6,156	$1,148
Weighted-average shares outstanding — Basic	66,420	67,588
Net income per common share — Basic	$0.09	$0.02

Earnings per share — Diluted:
Net income	$6,156	$1,148
Weighted-average shares outstanding	66,420	67,588
Effect of potentially dilutive securities from equity incentive plans	433	695
Weighted-average shares outstanding — Diluted	66,853	68,283
Net income per common share — Diluted	$0.09	$0.02

The computation of diluted net income per share does not include 95 and 26 options to acquire shares of common stock for the three months ended June 30, 2023 and June 30, 2022, respectively, because their inclusion would have an anti-dilutive effect on net income per share.

The dilutive effect of potentially dilutive common shares is reflected in diluted net income per share by application of the if-converted method for the Notes. The shares issuable upon conversion of the Notes, subject to adjustment in some events, are not considered in the calculation of diluted net income per share because their inclusion would have an anti-dilutive effect on net income per share for the three months ended June 30, 2023.

15. Stockholders’ Equity

Equity Incentive Plans

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors (“Board”) or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of June 30, 2023, there were 937,289 outstanding options, 3,078,430 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 876,740 shares available for future grant under the Amended 2015 Plan.

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

As of June 30, 2023, there were 675,195 outstanding shares of restricted stock awards, 425,666 outstanding performance stock unit awards, and 159,384 shares available for future grant under the Inducement Plan.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income and comprehensive income for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Costs and expenses:
Cost of revenue	$842	$563
Research and development costs	655	1,583
Selling, general and administrative	6,459	6,620
Total share-based compensation	7,956	8,766
Income tax benefit	(1,894)	(2,045)
Decrease in net income	$6,062	$6,721

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Restricted Stock Awards

Restricted stock awards activity during the three months ended June 30, 2023 is summarized as follows:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2023	3,297,512	$16.72
Granted	1,307,856	15.49
Vested	(749,953)	15.82
Canceled	(101,790)	16.42
Outstanding, June 30, 2023	3,753,625	$16.48

Share-based compensation expense related to restricted stock awards was $5,991 and $6,279 for the three months ended June 30, 2023 and 2022, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of June 30, 2023, $51,999 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 2.1 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $11,692 and $11,091 for the three months ended June 30, 2023 and 2022, respectively.

Stock Options

The following table summarizes the stock option transactions during the three months ended June 30, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2023	1,130,813	$14.75	1.7	$3,011
Exercised	(188,324)	14.15	1.4	$228
Forfeited/Canceled	(500)	—
Expired	(4,700)	16.64
Outstanding, June 30, 2023	937,289	$14.86	1.8	$1,342
Vested and expected to vest, June 30, 2023	937,289	$14.86	1.8	$1,342
Exercisable, June 30, 2023	937,289	$14.86	1.8	$1,342

Net Share Settlements

Restricted stock awards and performance stock units are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards and performance stock units that vested during the three months ended June 30, 2023 and 2022 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the three months ended June 30, 2023 and 2022 were 249,975 and 202,512 respectively, and were based on the value of the restricted stock awards and performance stock units on their vesting date as determined by our closing stock price. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

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

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer under the Inducement Plan. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. As of June 30, 2023, 24,334 units were earned and issued as shares.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share. During the year ended June 30, 2023, 33,998 units were earned and issued as shares.

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

Share-based compensation expense related to the performance stock units and awards was $1,774 for the three months ended June 30, 2023. Share-based compensation expense related to the performance stock units and awards was $2,202 for the three months ended June 30, 2022.

As of June 30, 2023, $9,588 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 2.0 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. As of June 30, 2023, we have issued 1,103,056 shares under the Purchase Plan and 2,896,944 shares are available for future issuance.

Share-based compensation expense recorded for the employee share purchase plan was $191 and $219 for the three months ended June 30, 2023 and 2022, respectively.

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

We did not repurchase any shares of common stock in the three months ended June 30, 2023. As of June 30, 2023, $74,303 remained available for share repurchases pursuant to our share repurchase programs.

16. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at June 30, 2023. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

We also have contingent consideration liabilities related to our acquisitions. Refer to Note 7, “Business Combinations and Disposals” and Note 4, “Fair Value Measurements” of our notes to consolidated financial statements included elsewhere in this Report for further information.

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

DOJ Investigation

On July 13, 2023, we entered into a settlement agreement (the “Settlement Agreement”) with the U.S. Department of Justice (the “DOJ”) and two private parties (the “Relators”) to resolve the previously disclosed investigation by the DOJ regarding the Company’s software certification under the United States Department of Health and Human Services Electronic Health Record Incentive Program and the Company’s marketing practices. The investigation also involved a previously disclosed qui tam lawsuit (the “Civil Action”) filed by the Relators against the Company alleging violations of the federal False Claims Act.

Pursuant to the terms of the Settlement Agreement, on July 14, 2023, the Company paid a total of $31,268 to the United States to settle the claims and a total of $1,200 to the Relators for attorneys’ fees, expenses and costs. Upon receipt of such payments, the DOJ and the Relators dismissed the Civil Action and released the Company from the claims specified in the Settlement Agreement.

Although we admitted no wrongdoing, the Civil Action and Settlement Agreement may have a material adverse effect on our reputation and consequently our business and operations.

Security Incident and Related Litigation

On April 28, 2023, the Company issued written notification to approximately 1 million individuals notifying them that NextGen Healthcare, Inc. had discovered that certain of their personal information (name, address, date of birth, and social security number) had been accessed without authorization during a recent data security incident impacting the NextGen Office system. Following notification of the data breach, NextGen Healthcare, Inc. was named as a defendant in sixteen putative class action lawsuits in the United States District Court for the Northern District of Georgia, all of which assert various claims stemming from the data breach and NextGen Healthcare’s alleged failure to safeguard personal information. These lawsuits seek monetary damages, injunctive and declaratory relief, and attorneys’ fees and costs. On July 14, 2023, the Court consolidated all sixteen of the lawsuits into one action in the Northern District of Georgia. We believe we have meritorious defenses to this litigation and intend to vigorously oppose the claims asserted in these complaints and any amended consolidated complaint to be filed in the consolidated action. We cannot reasonably estimate the range of potential losses that may be associated with this litigation because of the early stage of the litigation. We also cannot assure you that we will not become subject to other lawsuits, inquiries, or claims relating to or arising from the matter. Although we maintain cyber-technology liability insurance, it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the litigation, will be in excess of our cyber-technology liability insurance coverage applicable to claims of this nature.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgment on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case returned to the trial court for resolution of Hussein’s claims against us. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein filed a Motion for New Trial, which the Court denied. Hussein has appealed the jury verdict in favor of the Company and the individual defendants. Hussein, the Company, and the individual defendants have appealed the trial court’s denial of requests for recovery of costs arising from the litigation. The parties have completed briefing on the various appeals. The California State Court of Appeal for the Fourth Appellate District, Division Three, has scheduled a hearing on the various appeals for August 25, 2023.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report"), including the documents and certain information incorporated herein by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our trend analyses, product development plans, business and growth strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, and market factors influencing our results, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to continue to develop and sell new products and services in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors, our ability to finalize a settlement with the DOJ, cybersecurity and data protection risk and related liabilities, current or potential legal proceedings involving us, and the effect of developments in and the impacts of government regulation and legislation. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

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

Figure 1: NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income and comprehensive income for the three months ended June 30, 2023 and 2022 (certain percentages below may not sum due to rounding):

	Three Months Ended June 30,
	2023	2022
Revenues:
Recurring	91.7%	91.2%
Software, hardware, and other non-recurring	8.3	8.8
Total revenues	100.0	100.0
Cost of revenue:
Recurring	44.5	40.6
Software, hardware, and other non-recurring	6.8	7.0
Amortization of capitalized software costs and acquired intangible assets	3.9	4.7
Total cost of revenue	55.2	52.2
Gross profit	44.8	47.8
Operating expenses:
Selling, general and administrative	27.0	32.0
Research and development costs, net	11.7	14.2
Amortization of acquired intangible assets	0.7	0.5
Impairment of assets	0.2	0.3
Restructuring costs	0.1	0.0
Total operating expenses	39.7	47.0
Income from operations	5.1	0.8
Interest income	0.9	0.0
Interest expense	(1.8)	(0.2)
Other income (expense), net	0.6	0.0
Income before provision for (benefit of) income taxes	4.8	0.6
Provision for (benefit of) income taxes	1.3	(0.2)
Net income	3.5%	0.7%

Revenues

The following table presents our disaggregated revenues for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Recurring revenues:
Subscription services	$52,498	$42,759
Support and maintenance	38,509	39,138
Managed services	34,759	30,645
Transactional and data services	37,608	27,217
Total recurring revenues	163,374	139,759

Software, hardware, and other non-recurring revenues:
Software license and hardware	4,971	6,199
Other non-recurring services	9,862	7,344
Total software, hardware and other non-recurring revenues	14,833	13,543

Total revenues	$178,207	$153,302

Recurring revenues as a percentage of total revenues	91.7%	91.2%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, transactional and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended June 30, 2023 increased $24.9 million compared to the prior year period due to a $23.6 million increase in recurring revenues and a $1.3 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $10.4 million increase in transactional and data services, $9.7 million increase in subscription services, and a $4.1 million increase in managed services, partially offset by a $0.6 million decrease in support and maintenance. The increase in transactional and data services revenue was primarily driven by higher transaction volumes associated with our patient pay solutions, electronic data interchange (“EDI”), and data services revenue. The increase in subscription services reflect the incremental revenues associated with the acquisition of TSI and higher subscriptions across all domains, including Enterprise, Office, and Insights, due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in revenue cycle management (“RCM”) services and hosting services revenues associated with higher recent bookings. Support and maintenance decreased primarily due to net client attrition, our continued shift to subscription-based solutions, the negative impact to revenues associated with the acquisition of TSI, which was one of our value-added resellers, and the disposition of our Commercial Dental assets in July 2022, as described in Note 7, "Business Combinations and Disposals" of our notes to condensed consolidated financial statements included elsewhere in this Report. The increase in software, hardware, and other non-recurring revenues was primarily due to higher professional services revenue from more hours incurred and projects completed in the current year period, partially offset by a decrease in software license revenue due to lower software bookings.

Bookings reflect the estimated annual value of our executed contracts and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $38.9 million and $39.2 million for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.3 million is primarily due to lower software and patient pay bookings, partially offset by incremental bookings from the acquisition of TSI and higher bookings of our Insights solutions.

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

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of revenue:
Recurring	$79,221	$62,244
Software, hardware, and other non-recurring	12,174	10,676
Amortization of capitalized software costs and acquired intangible assets	6,991	7,134
Total cost of revenue	$98,386	$80,054

Gross profit	$79,821	$73,248
Gross margin %	44.8%	47.8%

Cost of revenue consists primarily of compensation expense, including share-based compensation, for personnel that deliver our products and services. Cost of revenue also includes amortization of capitalized software costs and acquired technology, third party consultant and outsourcing costs, costs associated with our EDI business partners and clearinghouses, patient pay processing and support costs, hosting service costs, third party software costs and royalties, and other costs directly associated with delivering our products and services. Refer to Note 9, "Intangible Assets" and Note 10, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and acquired technology and an estimate of future expected amortization.

Share-based compensation expense included in cost of revenue was $0.8 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively.

Gross profit for the three months ended June 30, 2023 was $79.8 million compared to $73.2 million in the prior year due to a $24.9 million increase in revenues as discussed above, offset by a $18.3 million increase in cost of revenue as discussed further below. Our gross margin decreased to 44.8% for the three months ended June 30, 2023 compared 47.8% in the prior year period.

The increase in cost of revenue for the three months ended June 30, 2023 compared to the prior year period was primarily due to higher costs of patient pay services directly associated with higher recent revenues. Other recurring cost of revenue, including subscription services, EDI and data services costs, and managed services, also increased driven by higher revenues and bookings. Support and maintenance costs increased primarily due to higher salaries and benefits and third party temporary labor costs. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated with the delivery of our professional services as we continue our Spring’21 migrations. These increases in cost of revenue were partially offset by lower amortization of capitalized software costs and acquired intangible assets, as noted above.

Our gross margin for the three months ended June 30, 2023 compared to the prior year period decreased primarily due a shift in product mix to lower margin transactional and data services, including patient pay services, and higher managed services, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Selling, general and administrative	$48,193	$49,034
Selling, general and administrative, as a percentage of revenue	27.0%	32.0%

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

Share-based compensation expense included in selling, general and administrative expenses was $6.5 million and $6.6 million for the three months ended June 30, 2023 and 2022, respectively. Refer to Note 15, "Stockholders’ Equity" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses decreased $0.8 million in the three months ended June 30, 2023 compared to the prior year. The decrease in expense from the prior year period was primarily driven by decreases in travel, conferences, and convention costs, employment expense, facilities costs and consulting expense. These decreases were partially offset by increased personnel costs primarily due to our annual merit increases and higher employee insurance costs, increase in commissions expense, and higher back-office expense for our software solutions.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Gross expenditures	$29,150	$30,793
Capitalized software costs	(8,225)	(8,998)
Research and development costs, net	$20,925	$21,795

Research and development costs, as a percentage of revenue	11.7%	14.2%
Capitalized software costs as a percentage of gross expenditures	28.2%	29.2%

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

The capitalization of software development costs results in a reduction to our reported net research and development costs. Our software capitalization rate, or capitalized software costs as a percentage of gross expenditures, has varied historically and may continue to vary based on the nature and status of specific projects and initiatives in progress. Although changes in software capitalization rates have no impact on our overall cash flows, it results in fluctuations in the amount of software development costs that may be capitalized or expensed up front and the amount of net research and development costs reported in our condensed consolidated statements of net income and comprehensive income, and ultimately also affects the future amortization of our previously capitalized software development costs. Refer to Note 10, "Capitalized Software Costs" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information on current period amortization of capitalized software costs and an estimate of future expected amortization.

Share-based compensation expense included in research and development costs was $0.7 million and $1.6 million for the three months ended June 30, 2023 and 2022, respectively.

Net research and development costs for the three months ended June 30, 2023 decreased $0.9 million compared to the prior year period due to $1.6 million lower gross expenditures, offset by $0.7 million lower capitalization of software costs.

The decrease in gross expenditures in the three months ended June 30, 2023 compared to the prior year was primarily driven by a decrease in consulting costs and share-based compensation noted above, partially offset by higher personnel costs due to our annual merit increases. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Amortization of acquired intangible assets	$1,188	$705

Amortization of acquired intangible assets included in operating expense consists of the amortization related to our customer relationships, trade names, and re-acquired rights intangible assets acquired as part of our business combinations. Refer to Note 9, "Intangible Assets" of our notes to condensed consolidated financial statements included elsewhere in this Report for an estimate of future expected amortization.

Amortization of acquired intangible assets increased for the three months ended June 30, 2023 compared to the prior year period due to the amortization of customer relationships and re-acquired rights assets associated with our acquisition of TSI, partially offset by the declining amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion that are amortized under an accelerated method of amortization.

Impairment of Assets

In the three months ended June 30, 2023 we recorded impairments of $0.4 million to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis and Hunt Valley based on projected sublease rental income and estimated sublease commencement dates and the early termination of a portion of our St. Louis lease. During the three months ended June 30, 2022 we recorded impairments of $0.5 million to the operating right-of-use asset and related fixed assets for our previously vacated portion of our St. Louis office related to changes in projected sublease assumptions.

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

Interest and Other Income and Expense

The following table presents our interest and other income and expense for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Interest income	$1,669	$46
Interest expense	(3,239)	(330)
Other income (expense), net	1,050	(5)

Interest expense relates to our convertible senior notes and revolving credit agreement, as well as the related amortization of deferred debt issuance costs. Refer to Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The increase in interest expense for the three months ended June 30, 2023 compared to the prior year period is primarily related to the $275.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2027 that we issued on November 1, 2022, as described in more detail in Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report. Interest expense changes are also caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of June 30, 2023 and June 30, 2022, we had no outstanding balances under the revolving credit agreement.

Interest income is earned from funds in our money market and marketable securities accounts. The fluctuation of other income and expense compared to the prior year period are primarily due to accretion income on our marketable securities in the current period and changes to the India foreign exchange rates.

Provision for (Benefit of) Income Taxes

The following table presents our provision for income taxes for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Provision for (benefit of) income taxes	$2,390	$(247)
Effective tax (benefit) rate	28.0%	(27.4)%

The increase in the effective tax rate for the three months ended June 30, 2023 compared to the corresponding prior periods was primarily due to the net increase of discrete items partially offset by an increase to research and development credits.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Cash and cash equivalents	$70,325	$40,361
Marketable securities	147,772	—
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$518,097	$340,361

Net income	$6,156	$1,148
Net cash used in operating activities	$(8,097)	$(4,645)

(1)
We had no outstanding loans under our $300.0 million revolving credit agreement as of June 30, 2023 and 2022.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, marketable securities, and our debt arrangements.

We believe that our cash and cash equivalents on hand at June 30, 2023, together with our cash flows from operating activities and liquidity provided by our marketable securities and debt arrangements, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. We intend to expend some of our available funds for the development and/or acquisition of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Our investment policy is determined by our Board of Directors. Excess cash, if any, may be invested in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short-term municipal bonds with weighted-average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Any or all of these programs could significantly impact our investment income in future periods.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net income	$6,156	$1,148
Non-cash expenses	18,388	19,340
Cash from net income, as adjusted	$24,544	$20,488
Change in contract assets and liabilities, net	(22,991)	1,688
Change in accounts receivable	3,500	(1,464)
Change in all other assets and liabilities	(13,150)	(25,357)
Net cash used in operating activities	$(8,097)	$(4,645)

For the three months ended June 30, 2023, cash used in operating activities increased $3.5 million compared to the prior year period, primarily due to a $24.7 million net change in contract assets and liabilities, partially offset by a $12.2 million increase in cash from changes in other assets and liabilities, a $5.0 million increase in cash from changes in accounts receivable, and $4.0 million higher cash from net income, as adjusted for a $1.0 million increase in non-cash expenses. The decrease in cash from changes in net contract assets and liabilities was primarily due to the payoff of certain revenue lease liabilities associated with our acquisition of TSI. The increase in cash from changes in other assets and liabilities is primarily due to lower payments of cash incentive bonuses compared to payments in the prior year as a result of a lower rate of bonus achievement for the prior fiscal year, changes in our prepaid expenses and income tax assets and liabilities, including our uncertain tax positions tax liability, partially offset by a decrease in cash from changes in accounts payable due to timing of invoice payments. The increase in cash from changes in accounts receivable is primarily due lower accounts receivable balances in the current year period due to our collections efforts. Net income increased $5.0 million compared to the prior year period, as described in the sections above.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended June 30, 2023 was $16.7 million compared with $9.5 million in the prior year period. The increase in net cash used in investing activities is primarily due to $35.6 million in purchases of marketable securities, offset by $27.6 million in proceeds from marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended June 30, 2023 was $3.2 million compared with $4.1 million cash used in financing activities in the prior year period. The decrease in cash used in financing activities is primarily due to $2.5 million of share repurchases in the prior year period, partially offset by lower proceeds from the issuance of shares under our employee equity plans in the current year period.

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

Approximately $10.3 million in interest payments are due within the next 12 months for our Notes. There are no required principal payments on the Notes prior to their maturity.

Refer to Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

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

Effective April 28, 2023, the Company entered into Amendment No. 3 to the Credit Agreement (the "Third Amendment"), which, among other changes, replaces the existing LIBOR-based rates with SOFR-based rates.

On As of June 30, 2023, we had no outstanding borrowings under the Credit Agreement.

Refer to Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of June 30, 2023, the total amount of future lease payments under operating leases was $7.2 million, of which $3.7 million is short-term. Our operating leases have a weighted average remaining lease term of 2.1 years. Included in our total future lease payments are $5.8 million of remaining lease obligations for vacated properties, of which $3.1 million is short-term. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, Fairport, Atlanta, St. Louis, and portions of Irvine, Hunt Valley and Chapel Hill that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 6, “Leases” of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.9 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of June 30, 2023, we had minimum purchase commitments of $145.2 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $35.9 million is due within the next 12 months.

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

We did not repurchase any shares of common stock in the three months ended June 30, 2023. As of June 30, 2023, $74.3 million remained available for share repurchases pursuant to the Company’s share repurchase programs.

Deferred Compensation

Deferred compensation liability was $8.8 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $9.0 million.

Income Taxes

We have an uncertain tax position liability of $4.6 million as of June 30, 2023, for which timing of expected payments is not determinable.

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

There have been no other material changes in our significant accounting policies or critical accounting policies and estimates since the fiscal year ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

As of June 30, 2023, we believe we are subject to minimal market risk on our cash and cash equivalents and marketable securities as our balances are maintained in highly liquid funds and investments. While we do not believe our cash and cash equivalents and marketable securities have significant risk of default or illiquidity and we believe our investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

As of June 30, 2023, we had no outstanding borrowings under our second amended and restated revolving credit agreement (“the Credit Agreement”). The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the Adjusted Term SOFR Rate for a one month Interest Period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1%, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for any Term Benchmark loans. Accordingly, we may be exposed to interest rate risk, primarily changes in SOFR, due to outstanding loans, if any, under the revolving credit agreement.

On November 1, 2022, we issued $275,000 in aggregate principal amount of 3.75% Convertible Senior Notes due 2027 (“Notes”). The Notes will accrue interest at a rate of 3.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2023. The Notes will mature on November 15, 2027, unless earlier repurchased, redeemed or converted. As the Notes have a fixed annual interest rate, we do not have economic interest rate exposure with respect to the Notes. Refer to Note 11, “Debt” of our notes to consolidated financial statements included elsewhere in this Report for additional information.

As of June 30, 2023 we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by Item 1 is incorporated herein by reference from Note 17, “Commitments, Guarantees and Contingencies” of our notes to condensed consolidated financial statements in this Report.

ITEM 1A. RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition, and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30	—	$—	—	$74,303
May 1 - 31	—	$—	—	$74,303
June 1 - 30	—	$—	—	$74,303
Total	—		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
4.1	Amendment No. 3 to Credit Agreement, dated as of April 28, 2023, by and among NextGen Healthcare, Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.	X

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: July 24, 2023	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: July 24, 2023	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: July 24, 2023	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)