Form 10-Q
period 2023-09-30
NEXTGEN HEALTHCARE, INC.
filed 2023-10-24
CIK 708818

UNITED STATES

SECURITIES and EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of outstanding shares of the Registrant’s common stock as of October 20, 2023 was 67,096,894 shares.

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

NEXTGEN HEALTHCARE, INC.

TABLE OF CONTENTS

FORM 10-Q

FOR THE THREE MONTHS ENDED September 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$53,867	$98,719
Restricted cash and cash equivalents	4,914	7,269
Marketable securities	146,432	139,612
Accounts receivable, net	89,277	88,498
Contract assets	20,489	19,561
Income taxes receivable	8,134	5,248
Prepaid expenses and other current assets	39,684	42,916
Total current assets	362,797	401,823
Equipment and improvements, net	4,939	6,421
Capitalized software costs, net	59,875	54,516
Operating lease assets	2,615	3,335
Deferred income taxes, net	29,210	29,472
Contract assets, net of current	5,616	5,572
Intangibles, net	24,480	28,968
Goodwill	322,001	321,756
Other assets	46,217	44,238
Total assets	$857,750	$896,101
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,467	$12,022
Contract liabilities	45,932	61,601
Accrued compensation and related benefits	28,407	36,241
Income taxes payable	604	622
Operating lease liabilities	3,471	3,826
Other current liabilities	54,997	83,799
Total current liabilities	143,878	198,111
Contract liabilities, net of current	2,809	10,310
Deferred compensation	8,722	8,033
Convertible senior notes, net, noncurrent	267,565	266,843
Operating lease liabilities, net of current	2,464	4,095
Other noncurrent liabilities	9,037	8,274
Total liabilities	434,475	495,666
Commitments and contingencies (Note 17)
Shareholders' equity:
Common stock, $0.01 par value; authorized 100,000 shares; 71,946 shares and 70,875 shares issued at September 30, 2023 and March 31, 2023, respectively; 67,097 shares and 66,026 shares outstanding at September 30, 2023 and March 31, 2023, respectively	719	709
Treasury stock, at cost, 4,849 shares and 4,849 shares at September 30, 2023 and March 31, 2023, respectively	(85,752)	(85,752)
Additional paid-in capital	371,080	359,342
Accumulated other comprehensive loss	(1,581)	(1,462)
Retained earnings	138,809	127,598
Total shareholders' equity	423,275	400,435
Total liabilities and shareholders' equity	$857,750	$896,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Recurring	$161,316	$143,503	$324,690	$283,262
Software, hardware, and other non-recurring	15,102	15,940	29,935	29,483
Total revenues	176,418	159,443	354,625	312,745
Cost of revenue:
Recurring	75,585	65,039	154,806	127,283
Software, hardware, and other non-recurring	12,031	10,797	24,205	21,473
Amortization of capitalized software costs and acquired intangible assets	7,181	6,744	14,172	13,878
Total cost of revenue	94,797	82,580	193,183	162,634
Gross profit	81,621	76,863	161,442	150,111
Operating expenses:
Selling, general and administrative	54,175	44,886	102,368	93,920
Research and development costs, net	18,020	20,857	38,945	42,652
Amortization of acquired intangible assets	1,189	705	2,377	1,410
Impairment of assets	166	805	525	1,329
Restructuring costs	15	321	105	321
Total operating expenses	73,565	67,574	144,320	139,632
Income from operations	8,056	9,289	17,122	10,479
Interest income	1,520	74	3,189	120
Interest expense	(3,310)	(325)	(6,549)	(655)
Other income, net	430	10,292	1,480	10,287
Income before provision for income taxes	6,696	19,330	15,242	20,231
Provision for income taxes	1,641	5,707	4,031	5,460
Net income	$5,055	$13,623	$11,211	$14,771
Other comprehensive income:
Foreign currency translation, net of tax	(76)	(5)	(77)	(33)
Unrealized gain (loss) on marketable securities, net of tax	734	—	(42)	—
Comprehensive income	$5,713	$13,618	$11,092	$14,738
Net income per share:
Basic	$0.08	$0.20	$0.17	$0.22
Diluted	$0.07	$0.20	$0.17	$0.22
Weighted-average shares outstanding:
Basic	67,074	67,806	66,749	67,698
Diluted	67,690	68,422	67,280	68,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTGEN HEALTHCARE, INC.

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Six Months Ended September 30, 2023
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2023	66,026	$709	$(85,752)	$359,342	$127,598	$(1,462)	$400,435
Common stock issued under stock plans, net of shares withheld for taxes	1,017	10	—	(3,258)	—	—	(3,248)
Stock-based compensation	—	—	—	7,956	—	—	7,956
Components of other comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	(776)	(776)
Translation adjustments	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	6,156	—	6,156
Balance, June 30, 2023	67,043	719	(85,752)	364,040	133,754	(2,239)	410,522
Common stock issued under stock plans, net of shares withheld for taxes	54	—	—	(2,426)	—	—	(2,426)
Stock-based compensation	—	—	—	9,466	—	—	9,466
Components of other comprehensive income:
Reclassification of unrealized loss on marketable securities	—	—	—	—	—	734	734
Translation adjustments	—	—	—	—	—	(76)	(76)
Net income	—	—	—	—	5,055	—	5,055
Balance, September 30, 2023	67,097	719	(85,752)	371,080	138,809	(1,581)	423,275

	Six Months Ended September 30, 2022
				Additional		Accumulated Other	Total
	Common Stock		Treasury	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2022	67,075	$692	$(35,874)	$329,917	$130,252	$(1,909)	$423,078
Common stock issued under stock plans, net of shares withheld for taxes	1,137	12	—	(1,612)	—	—	(1,600)
Stock-based compensation	—	—	—	8,766	—	—	8,766
Repurchase of common stock (1)	(148)	—	(2,505)	—	—	—	(2,505)
Components of other comprehensive income:
Translation adjustments	—	—	—	—	—	(28)	(28)
Net income	—	—	—	—	1,148	—	1,148
Balance, June 30, 2022	68,064	704	(38,379)	337,071	131,400	(1,937)	428,859
Common stock issued under stock plans, net of shares withheld for taxes	(31)	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	—	8,687	—	—	8,687
Repurchase of common stock (2)	(428)	—	(7,373)	—	—	—	(7,373)
Components of other comprehensive loss:							—
Translation adjustments	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	13,623	—	13,623
Balance, September 30, 2022	67,605	704	(45,752)	343,809	145,023	(1,942)	441,842

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

NEXTGEN HEALTHCARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,211	$14,771
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized software costs	12,061	10,725
Amortization of debt issuance costs	976	254
Amortization of other intangibles	4,488	4,564
Net amortization (accretion) of premiums/discounts on marketable securities	(1,956)	—
Change in fair value of contingent consideration	400	—
Depreciation	2,064	2,646
Excess tax deficiency (benefit) from share-based compensation	170	(434)
Gain on disposition of Commercial Dental assets	—	(10,296)
Impairment of assets	171	1,329
Realized loss on marketable securities	734	—
Loss on disposal of equipment and improvements	37	74
Loss on foreign currency exchange rates	100	7
Non-cash operating lease costs	763	1,682
Provision for bad debts	1,826	600
Share-based compensation	17,422	17,453
Changes in assets and liabilities:
Accounts receivable	(2,606)	(1,527)
Contract assets	(972)	(2)
Accounts payable	(1,571)	3,153
Contract liabilities	(23,170)	1,739
Accrued compensation and related benefits	(7,802)	(20,422)
Income taxes	(2,825)	3,934
Deferred compensation	689	(249)
Operating lease liabilities	(1,979)	(4,097)
Other assets and liabilities	(27,746)	7,892
Net cash provided by (used in) operating activities	(17,515)	33,796
Cash flows from investing activities:
Additions to capitalized software costs	(17,420)	(18,416)
Additions to equipment and improvements	(854)	(1,426)
Proceeds from sales of marketable securities	15,457	—
Proceeds from maturities and redemptions of marketable securities	42,871	—
Purchases of marketable securities	(63,942)	—
Proceeds from disposition of Commercial Dental assets	—	11,253
Net cash used in investing activities	(23,888)	(8,589)
Cash flows from financing activities:
Proceeds from issuance of shares under employee plans	1,430	2,575
Repurchase of common stock	—	(9,878)
Payments for taxes related to net share settlement of equity awards	(7,104)	(6,124)
Net cash used in financing activities	(5,674)	(13,427)
Effect of exchange rate changes on cash and cash equivalents	(130)	(219)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(47,207)	11,561
Cash, cash equivalents, and restricted cash at beginning of period	105,988	66,747
Cash, cash equivalents, and restricted cash at end of period	$58,781	$78,308

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,689	$1,963
Cash refunds from income taxes	4	9
Cash paid for interest	5,723	190
Cash paid for amounts included in the measurement of operating lease liabilities	2,127	4,533
Operating lease assets obtained in exchange for operating lease liabilities	585	—
Accrued purchases of equipment and improvements	20	144

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

Pending Merger. On September 5, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Next Holdco, LLC, a Delaware limited liability company (“Parent”), and Next Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P., an investment fund managed by Thoma Bravo, L.P.

Subject to the terms and conditions of the Merger Agreement, each share of Company common stock, par value $0.01 per share that is issued and outstanding immediately prior to the effective time of the Merger (except for certain shares specified in the Merger Agreement) will be canceled and extinguished and automatically converted into the right to receive $23.95 per share in cash, without interest and subject to any applicable withholding taxes.

Upon completion of the transaction, which is expected to close in the fourth calendar quarter of 2023, our common stock will no longer be listed on any public stock exchange.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and six months ended September 30, 2023 have been prepared in accordance with the requirements of Quarterly Report on Form 10-Q and Article 10 of the Securities and Exchange Commission Regulation S-X and therefore do not include all information and notes which would be presented were such condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair statement of the results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

The following table presents our revenues disaggregated by our major revenue categories and by occurrence:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Recurring revenues:
Subscription services	$50,263	$43,416	$102,761	$86,175
Support and maintenance	37,561	38,150	76,070	77,288
Managed services	35,063	31,055	69,822	61,700
Transactional and data services	38,429	30,882	76,037	58,099
Total recurring revenues	161,316	143,503	324,690	283,262

Software, hardware, and other non-recurring revenues:
Software license and hardware	5,521	7,916	10,492	14,115
Other non-recurring services	9,581	8,024	19,443	15,368
Total software, hardware and other non-recurring revenues	15,102	15,940	29,935	29,483

Total revenues	$176,418	$159,443	$354,625	$312,745

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

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2023, the aggregate amount of transaction price related to remaining unsatisfied or partially unsatisfied performance obligations over the respective noncancelable contract term was approximately $726,000, of which we expect to recognize approximately 6% as services are rendered or goods are delivered, 53% over the next 12 months, and the remainder thereafter.

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

During the three months ended September 30, 2023 and 2022, we recognized $18,672 and $17,521 respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods. During the six months ended September 30, 2023 and 2022, we recognized $36,917 and $35,245, respectively, of revenues that were included in the contract liability balance or invoiced to customers since the beginning of the corresponding periods.

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

Capitalized commissions costs were $41,862 as of September 30, 2023, of which $14,363 is classified as current and included as prepaid expenses and other current assets and $27,498 is classified as long-term and included within other assets on our condensed consolidated balance sheets, based on the expected timing of expense recognition.

During the three months ended September 30, 2023 and 2022, we recognized $4,356 and $3,634, respectively, of commissions expense. During the six months ended September 30, 2023 and 2022, we recognized $8,329 and $7,121, respectively, of commissions expense. Commissions expense primarily relates to the amortization of capitalized commissions costs, which is included as a selling, general and administrative expense in the consolidated statements of net income and comprehensive income.

3. Accounts Receivable

Accounts receivable includes invoiced amounts where the right to receive payment is unconditional and only subject to the passage of time. Allowance for credit losses are reported as a component of accounts receivable as summarized below:

	September 30, 2023	March 31, 2023
Accounts receivable, gross	$93,289	$92,360
Allowance for credit losses	(4,012)	(3,862)
Accounts receivable, net	$89,277	$88,498

The following table represents the changes in the allowance for credit losses, as of and for the three months ended September 30, 2023:

Balance as of June 30, 2023	$(3,906)
Additions charged to costs and expenses	(951)
Deductions	845
Balance as of September 30, 2023	$(4,012)

The following table represents the changes in the allowance for credit losses, as of and for the six months ended September 30, 2023:

Balance as of March 31, 2023	$(3,862)
Additions charged to costs and expenses	(1,826)
Deductions	1,676
Balance as of September 30, 2023	$(4,012)

4. Fair Value Measurements

The following tables set forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023 and March 31, 2023:

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and money market funds	$52,077	$52,077	$—	$—
Commercial paper	1,790	—	1,790	—
Total cash and cash equivalents	53,867	52,077	1,790	—

Restricted cash and cash equivalents	4,914	4,914	—	—

United States treasury securities	70,937	—	70,937	—
Agency securities	32,732	—	32,732	—
Corporate notes and bonds	25,984	—	25,984	—
Commercial paper	16,779	—	16,779	—
Total marketable securities	146,432	—	146,432	—
TOTAL ASSETS	$205,213	$56,991	$148,222	$—

LIABILITIES
Contingent consideration related to acquisitions	$4,200	$—	$—	$4,200
Convertible senior notes, net, noncurrent	267,565	—	267,565	—
TOTAL LIABILITIES	$271,765	$—	$267,565	$4,200

	Balance At	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and money market funds	$73,754	$73,754	$—	$—
Commercial paper	10,795	—	10,795	—
United States treasury securities	9,979	—	9,979	—
Corporate notes and bonds	3,349	—	3,349	—
Agency securities	842	—	842	—
Total cash and cash equivalents	98,719	73,754	24,965	—

Restricted cash and cash equivalents	7,269	7,269	—	—

United States treasury securities	56,890	—	56,890	—
Agency securities	37,991	—	37,991	—
Corporate notes and bonds	26,590	—	26,590	—
Commercial paper	18,141	—	18,141	—
Total marketable securities	139,612	—	139,612	—
TOTAL ASSETS	$245,600	$81,023	$164,577	$—

LIABILITIES
Contingent consideration related to acquisitions	$3,800	$—	$—	$3,800
Convertible senior notes, net, noncurrent	266,843	—	266,843	—
TOTAL LIABILITIES	$270,643	$—	$266,843	$3,800

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

The following table presents activity in our financial assets and liabilities measured at fair value using significant unobservable inputs (Level 3), as of and for the three months ended September 30, 2023:

Total Liabilities
Balance as of March 31, 2023	$3,800
Fair value adjustments	400
Balance as of September 30, 2023	$4,200

As of September 30, 2023, the contingent consideration liability balance related to the acquisition of TSI Healthcare, LLC (See Note 7) was $4,200, which reflects a $400 fair value adjustment for the six months ended September 30, 2023. The categorization of the framework used to measure fair value of the contingent consideration liability is within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. We assess the fair value of the contingent consideration liability on a recurring basis and any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income. Key assumptions included probability-adjusted achievement estimates of applicable revenue targets that were not observable in the market. The fair value adjustments to contingent consideration liabilities are included as a component of selling, general and administrative expense in the consolidated statements of net income and comprehensive income. There are no other assets or liabilities accounted for utilizing unobservable inputs (Level 3) as of September 30, 2023.

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

5. Investments

The following table summarizes the fair value of our investments and marketable securities as of September 30, 2023:

	September 30, 2023
	Amortized Cost	Fair Value
Commercial paper	$1,790	$1,790
Money market funds	20,477	20,477
Total cash and cash equivalents	22,267	22,267
United States treasury securities	70,937	70,937
Agency securities	32,732	32,732
Corporate notes and bonds	25,984	25,984
Commercial paper	16,779	16,779
Total marketable securities	146,432	146,432
Total investments	$168,699	$168,699

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$10,795	$—	$—	$10,795
United States treasury securities	9,977	2	—	9,979
Money market funds	5,976	—	—	5,976
Corporate notes and bonds	3,349	—	—	3,349
Agency securities	842	—	—	842
Total cash and cash equivalents	30,939	2	—	30,941
United States treasury securities	56,795	99	(4)	56,890
Agency securities	37,999	16	(24)	37,991
Corporate notes and bonds	26,631	14	(55)	26,590
Commercial paper	18,147	—	(6)	18,141
Total marketable securities	139,572	129	(89)	139,612
Total investments	$170,511	$131	$(89)	$170,553

At September 30, 2023, we determined it was more likely than not we would sell our investments before recovery of their amortized cost basis. In the three months ending September 30, 2023, we wrote down the amortized cost basis of our investments to fair value and reclassified $734 in net unrealized losses out of accumulated comprehensive income into other income, net in the consolidated statements of net income and comprehensive income.

The following table presents the contractual maturities of our investments and marketable securities as September 30, 2023:

	Amortized Cost	Fair Value
Due within one year	$123,457	$123,457
Due after one year through five years	45,242	45,242
Total	168,699	168,699

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

Operating lease costs are recognized on a straight-line basis over the lease term and included as a selling, general and administrative expense in the condensed consolidated statements of net income and comprehensive income. Total operating lease costs were $231 and $708 for the three months ended September 30, 2023 and 2022, respectively. Total operating lease costs were $706 and $1,650 for the six months ended September 30, 2023 and 2022, respectively.

Components of operating lease costs are summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$393	$788	$1,014	$1,737
Variable lease costs	138	160	319	334
Less: Sublease income	(300)	(240)	(627)	(421)
Total operating lease costs	$231	$708	$706	$1,650

Supplemental cash flow information related to operating leases is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$983	$2,225	$2,127	$4,533
Operating lease assets obtained in exchange for operating lease liabilities	—	—	585	—

We have operating lease agreements for our offices in the United States and India with lease periods expiring between 2024 and 2028. As of September 30, 2023, our operating leases had a weighted average remaining lease term of 1.9 years and a weighted average discount rate of 4.4%. Future minimum aggregate lease payments under operating leases as of September 30, 2023 are summarized as follows:

For the year ended March 31,
2024	$1,815
2025	3,520
2026	572
2027	143
2028	150
2029 and beyond	13
Total future lease payments	6,213
Less interest	(278)
Total lease liabilities	$5,935

In the three and six months ended September 30, 2023, we recorded impairments of $166 and $525 to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Hunt Valley, and Cary based on projected sublease rental income and estimated sublease commencement dates and the early termination of a portion of our St. Louis lease.

In the three and six months ended September 30, 2022 we vacated portions of certain leased locations and recorded impairments of $805 and $1,329, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations or portions thereof, in St. Louis, Atlanta, Horsham, and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liability associated with the modification of our St. Louis lease.

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

The purchase price was $50,449, subject to customary working capital and other adjustments. Additionally, under the provisions of the securities purchase agreement, we may pay up to an additional $22,000 of cash contingent consideration in the form of an earnout, subject to TSI achieving certain revenue targets through March 2025. The initial fair value of the contingent consideration was $3,700, which was estimated using a Monte Carlo simulation in a risk-neutral framework. The purchase price of TSI is summarized in the table below. The acquisition of TSI was funded by cash flows from operations and cash proceeds from our convertible senior notes (see Note 11).

We accounted for the acquisition as a business combination using the acquisition method of accounting. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The fair values of acquired assets and liabilities assumed represent management’s estimate of fair value. During the six months ended September 30, 2023, we recorded a measurement period adjustment of $245 to our goodwill associated with the filing of final tax returns. The purchase price allocation of the TSI acquisition was considered final as of September 30, 2023.

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

Purchase Price
Initial purchase price	$50,449
Fair value of contingent consideration	3,700
Payment for option to early terminate lease	2,000
Working capital adjustment	(430)
Total purchase price	$55,719

Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$717
Accounts receivable	2,011
Contract assets	1,415
Prepaid expense and other assets	308
Equipment and improvements	879
Contract assets, net of current	2,581
Operating lease assets	957
Deferred income tax asset	1,028
Other assets	50
Accounts payable	(1,773)
Accrued compensation and related benefits	(917)
Contract liabilities	(6,247)
Operating lease liabilities	(533)
Other current liabilities	(964)
Contract liabilities, net of current	(11,644)
Operating lease liabilities, net of current	(639)
Total net tangible assets acquired and liabilities assumed	(12,771)
Fair value of identifiable intangible assets acquired:
Goodwill	54,790
Re-acquired rights	6,250
Customer relationships	5,500
Data health database	1,950
Total identifiable intangible assets acquired	68,490
Total purchase price	$55,719

The re-acquired rights intangible asset will be amortized over 4 years, the acquired customer relationships intangible assets will be amortized over 11 years, and the acquired data health database intangible asset will be amortized over 3 years. The weighted average amortization period for the acquired TSI intangible assets is 6.8 years.

The results of operations of TSI have been included in our consolidated results of operations since the date of acquisition. The results of operations of TSI were not material to our consolidated results of operations for the six months ended September 30, 2023.

Disposition of Commercial Dental Assets

On July 26, 2022, we executed an Asset Purchase Agreement for the sale of certain non-strategic dental related (“Commercial Dental”) assets for $12,000, subject to certain holdback and other adjustments. Total consideration consisted of $11,253 in cash received and $600 additional cash expected to be received approximately twelve months from the close date. We recognized a gain on disposition of $10,296 in our consolidated statement of net income and comprehensive income as a component of other income (expense). The gain was measured as the total consideration received and expected to be received, less net assets and liabilities included in the transaction, consisting primarily of previously capitalized dental related software development costs, and contract liabilities, less direct incremental transaction costs. The impact of the disposition was not significant and does not qualify for reporting as a discontinued operation because it did not represent a strategic shift that would have a major effect on our operations and financial results.

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

We have not identified any events or circumstances as of September 30, 2023 that would require an interim goodwill impairment test.

We do not amortize goodwill as it has been determined to have an indefinite useful life. The carrying amount of goodwill was $322,001 and $321,756 as of September 30, 2023 and March 31, 2023, respectively.

9. Intangible Assets

Our definite-lived intangible assets, other than capitalized software development costs, are summarized as follows:

	September 30, 2023
	Customer Relationships	Trade Names	Software Technology	Re-acquired Rights	Data Health Database	Total
Gross carrying amount	$44,700	$250	$22,500	$6,250	$1,950	$75,650
Accumulated amortization	(34,489)	(191)	(14,646)	(1,302)	(542)	(51,170)
Net intangible assets	$10,211	$59	$7,854	$4,948	$1,408	$24,480

	March 31, 2023
	Customer Relationships	Trade Names	Software Technology	Re-acquired Rights	Data Health Database	Total
Gross carrying amount	$44,700	$250	$25,700	$6,250	$1,950	$78,850
Accumulated amortization	(32,918)	(166)	(16,060)	(521)	(217)	(49,882)
Net intangible assets	$11,782	$84	$9,640	$5,729	$1,733	$28,968

Amortization expense related to the customer relationships, trade names, and re-acquired rights intangible assets recorded as operating expenses in the consolidated statements of net income and comprehensive income was $1,189 and $705 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to the software technology and data health database intangible assets recorded as cost of revenue was $1,055 and $1,373 for the three months ended September 30, 2023 and 2022, respectively.

Amortization expense related to the customer relationships, trade names, and re-acquired rights intangible assets recorded as operating expenses in the condensed consolidated statements of net income and comprehensive income was $2,377 and $1,410 for the six months ended September 30, 2023 and 2022, respectively. Amortization expense related to software technology and data health database intangible assets recorded as cost of revenue was $2,111 and $3,154 for the six months ended September 30, 2023 and 2022, respectively.

During the six months ended September 30, 2023, we retired $3,200 of fully amortized software technology related to our Inforth acquisition.

The following table summarizes the remaining estimated amortization of definite-lived intangible assets as of September 30, 2023:

	Estimated Remaining Amortization Expense
	Operating Expense	Cost of Revenue	Total
For the year ended March 31,
2024	$2,377	$2,111	$4,488
2025	4,180	4,223	8,403
2026	3,596	2,684	6,280
2027	2,232	244	2,476
2028 and beyond	2,833	—	2,833
Total	$15,218	$9,262	$24,480

10. Capitalized Software Costs

Our capitalized software costs are summarized as follows:

	September 30, 2023	March 31, 2023
Gross carrying amount	$139,371	$131,791
Accumulated amortization	(79,496)	(77,275)
Net capitalized software costs	$59,875	$54,516

Amortization expense related to capitalized software costs was $6,125 and $5,371 for the three months ended September 30, 2023 and 2022, respectively, and is recorded as cost of revenue in the condensed consolidated statements of net income and comprehensive income.

Amortization expense related to capitalized software costs was $12,061, and $10,725 for the six months ended September 30, 2023 and 2022, respectively.

During the six months ended September 30, 2023, we retired $9,841 of fully amortized capitalized software costs that are no longer being utilized by our client base.

The following table presents the remaining estimated amortization of capitalized software costs as of September 30, 2023. The estimated amortization is comprised of (i) amortization of released products and (ii) the expected amortization for products that are not yet available for sale based on their estimated economic lives and projected general release dates.

For the year ended March 31,
2024	$17,100
2025	24,100
2026	13,400
2027	5,275
Total	$59,875

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

The Notes are recorded net of issuance costs as noncurrent liabilities in the consolidated balance sheets. The net carrying value of the Notes are as follows:

	September 30, 2023	March 31, 2023
Principal amount	$275,000	$275,000
Unamortized issuance costs	(7,435)	(8,157)
Carrying value, net	$267,565	$266,843

The debt issuance costs of the Notes are being amortized using the effective interest method. The effective interest rate of the Notes is 4.48%. Interest expense related to the Notes was $2,578 and $5,185 for the three and six months ended September 30, 2023, respectively. Amortization of debt issuance costs related to the Notes was $409 and $722 for the three and six months ended September 30, 2023.

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

The Credit Agreement matures on March 12, 2026 and the full balance of the revolving loans and all other obligations under the Credit Agreement must be paid at that time. In addition, we are required to prepay the revolving loan balance if at any time the aggregate principal amount outstanding under the Credit Agreement exceeds the aggregate commitments thereunder. The Credit Agreement is secured by substantially all of our existing and future property and our material domestic subsidiaries. The revolving loans under the Credit Agreement will be available for letters of credit, permitted acquisitions, working capital and general corporate purposes. We were in compliance with all financial and non-financial covenants under the Credit Agreement as of September 30, 2023.

As of September 30, 2023 and March 31, 2023, we had no outstanding loans and $300,000 of unused credit under the Credit Agreement.

Interest expense related to the Credit Agreement was $192 and $198 for the three months ended September 30, 2023 and 2022, respectively.

Interest expense related to the Credit Agreement was $382 and $401 for the six months ended September 30, 2023 and 2022, respectively.

Costs incurred in connection with securing the Credit Agreement, including fees paid to legal advisors and third parties, are deferred and amortized to interest expense over the term of the Credit Agreement. Deferred debt issuance costs are reported as a component of other assets on the consolidated balance sheets. As of September 30, 2023 and 2022, total unamortized debt issuance costs were $1,244 and $2,067, respectively. Amortization of deferred debt issuance costs was $127 and $127 for the three months ended September 30, 2023 and 2022, respectively. Amortization of deferred debt issuance costs was $254 and $254 for the six months ended September 30, 2023 and 2022, respectively.

12. Composition of Certain Financial Statement Captions

Cash, cash equivalents, and restricted cash are summarized as follows:

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$53,867	$98,719
Restricted cash and cash equivalents	4,914	7,269
Cash, cash equivalents, and restricted cash	$58,781	$105,988

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2023	March 31, 2023
Prepaid expenses	$22,673	$26,365
Capitalized commissions costs	14,363	13,813
Accrued interest on marketable securities	916	699
Other current assets	1,732	2,039
Prepaid expenses and other current assets	$39,684	$42,916

Equipment and improvements are summarized as follows:

	September 30, 2023	March 31, 2023
Computer equipment	$34,503	$35,019
Internal-use software	20,689	20,064
Leasehold improvements	4,542	7,067
Furniture and fixtures	2,787	4,871
Equipment and improvements, gross	62,521	67,021
Accumulated depreciation and amortization	(57,582)	(60,600)
Equipment and improvements, net	$4,939	$6,421

Other assets are summarized as follows:

	September 30, 2023	March 31, 2023
Capitalized commission costs	$27,499	$26,104
Deposits	7,478	7,447
Debt issuance costs	1,244	1,498
Other noncurrent assets	9,996	9,189
Other assets	$46,217	$44,238

Accrued compensation and related benefits are summarized as follows:

	September 30, 2023	March 31, 2023
Accrued bonus	$11,670	$15,550
Accrued vacation	13,244	13,271
Accrued commissions	3,148	5,166
Accrued payroll and other	345	2,254
Accrued compensation and related benefits	$28,407	$36,241

Other current and noncurrent liabilities are summarized as follows:

	September 30, 2023	March 31, 2023
Accrued acquisition costs	$7,861	$—
Customer credit balances and deposits	7,136	5,417
Sales returns reserves and other customer liabilities	5,614	5,390
Care services liabilities	4,914	7,269
Accrued interest payable	4,081	4,244
Accrued hosting costs	3,553	873
Accrued EDI expense	3,068	3,064
Accrued outsourcing costs	2,785	3,023
Accrued employee benefits and withholdings	2,667	3,195
Accrued self insurance expense	2,299	2,359
Accrued consulting and outside services	2,002	3,957
Accrued royalties	1,838	3,248
Accrued legal expense	907	782
Accrued taxes payable	309	1,746
Accrued legal settlement(1)	-	33,990
Other accrued expenses	5,963	5,242
Other current liabilities	$54,997	$83,799

Contingent consideration related to acquisitions, noncurrent	$4,200	$3,800
Uncertain tax positions	4,195	3,950
Other liabilities	642	524
Other noncurrent liabilities	$9,037	$8,274

(1) Refer to Note 17, "Commitments, Guarantees and Contingencies" for more details.

13. Income Taxes

The provision of income taxes was $1,641 in the three months ended September 30, 2023, reflecting an effective tax rate of 24.5%. The provision of income taxes was $5,707 in the three months ended September 30, 2022, reflecting an effective tax rate of 29.5%.

The provision of income taxes in the six months ended September 30, 2023 was $4,031, reflecting an effective tax rate of 26.4%. The provision of income taxes in the six months ended September 30, 2022 was $5,460, reflecting an effective tax rate of 27.0%.

The decrease in the effective tax rate for the three and six months ended September 30, 2023 compared to the corresponding prior periods was primarily due to an increase to research and development credits and a decrease to nondeductible stock based compensation, partially offset by an increase of discrete items.

The deferred tax assets and liabilities are presented net in the accompanying condensed consolidated balance sheets as noncurrent. We expect to receive the full benefit of the deferred tax assets recorded, with the exception of certain state credits and state net operating loss carryforwards, for which we have recorded a valuation allowance. We had unrecognized tax benefits of $6,198 and $5,911 related to various federal, state, and local income tax matters as of September 30, 2023 and March 31, 2023, respectively. If recognized, this amount would reduce our effective tax rate.

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

14. Earnings per Share

The presentation of “basic” and “diluted” earnings per share is provided below. Share amounts below are in thousands.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Earnings per share — Basic:
Net income	$5,055	$13,623	$11,211	$14,771
Weighted-average shares outstanding — Basic	67,074	67,806	66,749	67,698
Net income per common share — Basic	$0.08	$0.20	$0.17	$0.22

Earnings per share — Diluted:
Net income	$5,055	$13,623	$11,211	$14,771
Weighted-average shares outstanding	67,074	67,806	66,749	67,698
Effect of potentially dilutive securities from equity incentive plans	616	616	531	655
Weighted-average shares outstanding — Diluted	67,690	68,422	67,280	68,353
Net income per common share — Diluted	$0.07	$0.20	$0.17	$0.22

The computation of diluted net income per share does not include 26 options to acquire shares of common stock for the three months ended September 30, 2022 because their inclusion would have an anti-dilutive effect on net income per share. There were no anti-dilutive options for the three months ended September 30, 2023.

The computation of diluted net income per share does not include 23 options to acquire shares of common stock for the six months ended September 30, 2022 because their inclusion would have an anti-dilutive effect on net income per share. There were no anti-dilutive options for the six months ended September 30, 2023.

The dilutive effect of potentially dilutive common shares is reflected in diluted net income per share by application of the if-converted method for the Notes. The shares issuable upon conversion of the Notes, subject to adjustment in some events, are not considered in the calculation of diluted net income per share because their inclusion would have an anti-dilutive effect on net income per share for the three months ended September 30, 2023.

15. Stockholders’ Equity

Equity Incentive Plans

In August 2015, our shareholders approved a stock option and incentive plan (the “2015 Plan”) under which 11,500,000 shares of common stock were reserved for the issuance of awards, including incentive stock options and non-qualified stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance stock awards and other share-based awards. In August 2017, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by 6,000,000 shares, which was further amended in August 2019 as approved by our shareholders, to, among other items, increase the number of shares of common stock reserved for issuance thereunder by an additional 3,575,000 shares. In October 2021, our shareholders approved an amendment and restatement of the Company’s 2015 Equity Incentive Plan (the “Amended 2015 Plan”), to, among other items, increase the number of common stock reserved for issuance thereunder by an additional 1,850,000 shares. In August 2023, our shareholders approved an amendment to the 2015 Plan, to, among other items, increase the number of shares of common stock authorized for issuance by an additional 2,150,000 shares. The Amended 2015 Plan provides that our employees and directors may, at the discretion of the Board of Directors (“Board”) or a duly designated compensation committee, be granted certain share-based awards. In the case of option awards granted under the Amended 2015 Plan, the exercise price of each option is determined based on the date of grant and expire no later than 10 years from the date of grant. Awards granted pursuant to the Amended 2015 Plan are subject to the vesting schedule or performance metrics set forth in the agreements pursuant to which they are granted. Upon a change of control of our Company, as such term is defined in the Amended 2015 Plan, awards under the Amended 2015 Plan will fully vest under certain circumstances. As of September 30, 2023, there were 923,789 outstanding options, 3,091,468 outstanding shares of restricted stock awards, certain outstanding performance stock unit awards as described further below, and 2,725,265 shares available for future grant under the Amended 2015 Plan.

In September 2021, the Board adopted the 2021 Employment Inducement Equity Incentive Plan (the “Inducement Plan”) and initially reserved 1,500,000 shares of common stock for issuance under the Inducement Plan. The Inducement Plan was adopted by the Board without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the Board or the Board of Directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The terms of the Inducement Plan were substantially similar to the terms of our Amended 2015 Plan, with the exception that incentive stock options may not be granted under the Inducement Plan. Effective as of June 30, 2023, the Inducement Plan was terminated and any shares remaining available for future issuance under the Inducement Plan were canceled; however, the terms and conditions of the Inducement Plan will continue to govern any outstanding awards thereunder granted prior to June 30, 2023. As of September 30, 2023, there were 412,056 outstanding shares of restricted stock awards and 123,390 outstanding performance stock unit awards.

Stock-Based Compensation

The following table summarizes total share-based compensation expense included in the condensed consolidated statements of net income and comprehensive income for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Costs and expenses:
Cost of revenue	$1,036	$951	$1,878	$1,514
Research and development costs	1,183	1,655	1,838	3,238
Selling, general and administrative	7,247	6,081	13,706	12,701
Total share-based compensation	9,466	8,687	17,422	17,453
Income tax benefit	(2,250)	(2,078)	(4,144)	(4,123)
Decrease in net income	$7,216	$6,609	$13,278	$13,330

Share-based compensation expense under our equity incentive plans is based on the number awards that ultimately vest and forfeitures are accounted for as they occur.

Restricted Stock Awards

Restricted stock awards activity during the six months ended September 30, 2023 is summarized as follows:

Restricted Stock Award Activity		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	per Share
Outstanding, March 31, 2023	3,297,512	$16.72
Granted	1,436,071	15.57
Vested	(1,086,413)	15.66
Canceled	(143,646)	16.50
Outstanding, September 30, 2023	3,503,524	$16.59

Share-based compensation expense related to restricted stock awards was $7,067 and $6,372 for the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expense related to restricted stock awards was $13,058 and $12,651 for the six months ended September 30, 2023 and 2022, respectively.

The weighted-average grant date fair value for the restricted stock awards was estimated using the market price of the common stock on the date of grant. The fair value of the restricted stock awards is amortized on a straight-line basis over the vesting period, which is generally between one to three years.

As of September 30, 2023, $46,335 of total unrecognized compensation costs related to restricted stock awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new restricted stock awards that may be granted in future periods.

The total fair value of restricted stock awards vested as of the vesting dates were $7,050 and $7,114 for the three months ended September 30, 2023 and 2022, respectively. The total fair value of restricted stock awards vested as of the vesting dates were $18,742 and $18,205 for the six months ended September 30, 2023 and 2022, respectively.

Stock Options

The following table summarizes the stock option transactions during the six months ended September 30, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (years)	(in thousands)
Outstanding, March 31, 2023	1,130,813	$14.75	1.7	$3,011
Exercised	(201,824)	14.33	1.3	$254
Forfeited/Canceled	(500)	—
Expired	(4,700)	16.64
Outstanding, September 30, 2023	923,789	$14.83	1.5	$8,224
Vested and expected to vest, September 30, 2023	923,789	$14.83	1.5	$8,224
Exercisable, September 30, 2023	923,789	$14.83	1.5	$8,224

Net Share Settlements

Restricted stock awards and performance stock units are generally net share-settled upon vesting to cover the required withholding taxes, and the remaining share amount is transferred to the employee. The majority of restricted stock awards and performance stock units that vested during the six months ended September 30, 2023 and 2022 were net-share settled such that we withheld shares with value equivalent to the employees’ applicable income tax obligations for the applicable income and other employment taxes and remitted the equivalent amount of cash to the appropriate taxing authorities. Total payments for the employees’ applicable income tax obligations are reflected as a financing activity within the accompanying consolidated statements of cash flows. The total shares withheld during the three months ended September 30, 2023 and 2022 were 145,073 and 142,751 respectively, and were based on the value of the restricted stock awards and performance stock units on their vesting date as determined by our closing stock price. The total shares withheld during the six months ended September 30, 2023 and 2022 were 395,048 and 345,263, respectively. These net-share settlements had the effect of share repurchases by us as they reduced the number of shares that would have otherwise been issued at the vesting date.

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

On September 20, 2021, the Compensation Committee of the Board approved an award of 450,000 performance stock units to be granted to our Chief Executive Officer under the Inducement Plan. The award has a grant date of September 22, 2021 and portions of the award vest upon both the attainment of five separate pre-determined stock price milestones during a five-year performance period and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $10.52 per share. As of September 30, 2023, 48,667 units were earned and issued as shares.

On October 26, 2021, the Compensation Committee of the Board approved 476,713 performance stock units to be granted to certain members of the executive leadership team. The awards have a grant date of November 2, 2021 and portions of the award vest upon both the attainment of four separate pre-determined stock price milestones through September 22, 2026 and continued service over a period of three years following the grant date. The fair value and derived service period for each share-price milestone tranche was estimated separately using a Monte-Carlo based valuation model. The expense for each share-price milestone tranche is amortized over the longer of the derived service period or the explicit service period. The weighted-average grant date fair value of the award was $13.02 per share. As of September 30, 2023, 62,668 units were earned and issued as shares.

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

Share-based compensation expense related to the performance stock units and awards was 2,290 and 4,064 for the three and six months ended September 30, 2023, respectively. Share-based compensation expense related to the performance stock units and awards was 2,172 and 4,374 for the three and six months ended September 30, 2022, respectively.

As of September 30, 2023, $8,457 of total estimated unrecognized compensation costs related to performance stock units and awards is expected to be recognized over a weighted-average period of 1.9 years. This amount does not include the cost of new performance stock units and awards that may be granted in future periods.

Employee Share Purchase Plan

On August 11, 2014, our shareholders approved an Employee Share Purchase Plan (the “Purchase Plan”) under which 4,000,000 shares of common stock were reserved for future grant. The Purchase Plan allows eligible employees to purchase shares through payroll deductions of up to 15% of total base salary at a price equal to 90% of the lower of the fair market values of the shares as of the beginning or the end of the corresponding offering period. Any shares purchased under the Purchase Plan are subject to a six-month holding period. Employees are limited to purchasing no more than 1,500 shares on any single purchase date and no more than $25 in total fair market value of shares during any one calendar year. Effective September 15, 2023, the Purchase Plan was suspended in connection with the Merger Agreement. As of September 30, 2023, we have issued 1,140,806 shares under the Purchase Plan.

Share-based compensation expense recorded for the employee share purchase plan was $109 and $130 for the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expense recorded for the employee share purchase plan was $300 and $349 for the six months ended September 30, 2023 and 2022, respectively.

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

We did not repurchase any shares of common stock in the six months ended September 30, 2023. As of September 30, 2023, $74,303 remained available for share repurchases pursuant to our share repurchase programs.

16. Concentration of Credit Risk

We had cash deposits at United States banks and financial institutions which exceeded federally insured limits at September 30, 2023. We are exposed to credit loss for amounts in excess of insured limits in the event of non-performance by the institutions; however, we do not anticipate non-performance by these institutions.

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

Security Incident and Related Litigation

On April 28, 2023, the Company issued written notification to approximately 1 million individuals notifying them that NextGen Healthcare, Inc. had discovered that certain of their personal information (name, address, date of birth, and social security number)

had been accessed without authorization during a recent data security incident impacting the NextGen Office system. Following notification of the data breach, NextGen Healthcare, Inc. was named as a defendant in sixteen putative class action lawsuits in the United States District Court for the Northern District of Georgia, all of which assert various claims stemming from the data breach and NextGen Healthcare’s alleged failure to safeguard personal information. These lawsuits seek monetary damages, injunctive and declaratory relief, and attorneys’ fees and costs. On July 17, 2023, the Court consolidated all sixteen of the lawsuits into one action in the Northern District of Georgia, styled as Miller v. NextGen Healthcare, Inc., 1:23-cv-02043-TWT. The Court has appointed interim lead counsel for the consolidated matter, and the plaintiffs will be serving NextGen with a consolidated amended complaint on or about November 30, 2023. We believe we have meritorious defenses to this litigation and intend to vigorously oppose the claims asserted in these complaints and any amended consolidated complaint to be filed in the consolidated action. We cannot reasonably estimate the range of potential losses that may be associated with this litigation because of the early stage of the litigation. We also cannot assure you that we will not become subject to other lawsuits, inquiries, or claims relating to or arising from the matter. Although we maintain cyber-technology liability insurance, it is possible that the ultimate amount paid by us, if we are unsuccessful in defending all of the litigation, will be in excess of our cyber-technology liability insurance coverage applicable to claims of this nature.

Hussein Litigation

On October 7, 2013, a complaint was filed against our Company and certain of our officers and directors in the Superior Court of the State of California for the County of Orange, captioned Ahmed D. Hussein v. Sheldon Razin, Steven Plochocki, Quality Systems, Inc. and Does 1-10, inclusive, No. 30-2013-00679600-CU-NP-CJC, by Ahmed Hussein, a former director and significant shareholder of our Company. The amended complaint generally alleges fraud and deceit, constructive fraud, negligent misrepresentation and breach of fiduciary duty in connection with statements made to our shareholders regarding our financial condition and projected future performance. The amended complaint seeks actual damages, exemplary and punitive damages and costs. Hussein’s breach of fiduciary duty claims were dismissed on demurrer, and we filed an answer and cross-complaint against Hussein, alleging that he breached fiduciary duties owed to the Company. On September 16, 2015, the Court granted summary judgment with respect to Hussein’s remaining claims, dismissing all claims against us. The cross-complaint against Hussein went to trial, but the Court granted judgment in favor of Hussein on our cross-complaint. Final judgment over Hussein’s claims and our cross-claims was entered on January 9, 2018. Hussein appealed the order granting summary judgment over his claims, and we appealed the court’s decision granting Hussein’s motion for judgment on our cross-complaint. On October 8, 2019, the California State Court of Appeal for the Fourth Appellate District, Division Three, reversed the Superior Court’s grant of summary judgment on Hussein’s affirmative claims and affirmed the trial court’s judgment on the Company’s breach of fiduciary duty claims against Hussein. As a result, the case returned to the trial court for resolution of Hussein’s claims against us. On July 29, 2021, the jury rendered a verdict in favor of the Company and the individual defendants on all counts. Hussein filed a Motion for New Trial, which the Court denied. Hussein has appealed the jury verdict in favor of the Company and the individual defendants. Hussein, the Company, and the individual defendants have appealed the trial court’s denial of requests for recovery of costs arising from the litigation. The parties have completed briefing on the various appeals. The California State Court of Appeal for the Fourth Appellate District, Division Three, held a hearing on the various appeals on August 25, 2023. At this time, NextGen Healthcare is unable to estimate the probability or the amount of liability, if any, related to these claims.

Merger Litigation

On September 29, 2023 and October 3, 2023, purported stockholders Denise Redfield and Yadira Torres sent demand letters to the Company. These demand letters allege that NextGen Healthcare’s September 26, 2023 Proxy Statement is materially false or misleading because it omitted certain information related to the Company’s merger with Thoma Bravo, LP, including but not limited to information about the Company’s financial projections and analyses performed by NextGen’s financial advisor, Morgan Stanley.

On October 7, 2023, October 10, 2023, and October 12, 2023, purported stockholders Toni Dougherty, Ryan O’Dell, and Elaine Wang filed three actions in the United States District Court for the Southern District of New York (Dougherty v. NextGen Healthcare, Inc., et al., Case No. 1:23-cv-08845, O’Dell v. NextGen Healthcare, Inc., et al., Case No. 1:23-cv-08895, and Wang v. NextGen Healthcare, Inc., et al., Case No. 1:23-cv-08982). On October 13, 2023, purported stockholders Michael Floyd and John McDaniels filed actions in the United States District Court for the District of Delaware (Floyd v. NextGen Healthcare, Inc., et al., Case No. 1:23-cv-01150, and McDaniels v. NextGen Healthcare, Inc., et al., Case No. 1:23-cv-01149). On October 12, 2023, October 13, 2023, and October 19, 2023, purported stockholders Michael Kent, Scott Young, and Rina Brodt sent demand letters to the Company. The complaints and demands allege that certain officers and directors of NextGen Healthcare violated Sections 14(a) and 20(a) of the Exchange Act by causing a materially incomplete and misleading registration statement to be filed with the SEC on October 6, 2023 in connection with NextGen Healthcare’s proposed merger with Thoma Bravo, L.P. In particular, the stockholders request that NextGen Healthcare make additional disclosures regarding certain information related to the Merger, including but not limited to financial projections and analyses performed by NextGen Healthcare’s financial advisor, Morgan Stanley. The Company may be involved in additional litigation related to the Merger.

The Company believes that the allegations in the complaints and demands are without merit. However, the Company plans to issue supplemental disclosures to address the claims in the various complaints and demands. At this time, NextGen Healthcare is unable to estimate the probability or the amount of liability, if any, related to these claims.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Report"), including the documents and certain information incorporated herein by reference, contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this Report, other than statements that are purely historical, are forward-looking statements. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “will,” “should,” “would,” “could,” “may,” and similar expressions also identify forward-looking statements. These forward-looking statements include, without limitation, discussions of our trend analyses, product development plans, business and growth strategies, future operations, financial condition and prospects, developments in and the impacts of government regulation and legislation, and market factors influencing our results, all of which are based on current expectations, estimates, and forecasts, and the beliefs and assumptions of our management. Our expectations, beliefs, objectives, intentions and strategies regarding our future results are not guarantees of future performance and are subject to risks and uncertainties, both foreseen and unforeseen, that could cause actual results to differ materially from results contemplated in our forward-looking statements. These risks and uncertainties include, but are not limited to, our ability to consummate our proposed acquisition by entities affiliated with Thoma Bravo, L.P., our ability to continue to develop and sell new products and services in markets characterized by rapid technological evolution, consolidation, and competition from larger, better-capitalized competitors, cybersecurity and data protection risk and related liabilities, current or potential legal proceedings involving us, and the effect of developments in and the impacts of government regulation and legislation. Many other economic, competitive, governmental and technological factors could affect our ability to achieve our goals, and interested persons are urged to review the risk factors discussed in “Item 1A. Risk Factors” of this Report, as well as in our other public disclosures and filings with the Securities and Exchange Commission (“SEC”). Because of these risk factors, as well as other variables affecting our financial condition and results of operations, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. We assume no obligation to update any forward-looking statements. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the filing of this Report.

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

Company Overview

NextGen Healthcare is a leading provider of innovative, cloud-based, healthcare technology solutions that empower ambulatory healthcare providers to manage the risk and complexity of delivering care in the United States healthcare system. Our combination of technological breadth, depth, and domain expertise positions us as a preferred solution provider and trusted advisor for our clients. In addition to highly configurable core clinical and financial capabilities, our portfolio includes tightly integrated surround solutions that deliver on ambulatory healthcare imperatives, including consumerism, digitization, risk allocation, regulatory influence, and integrated care and health equity.

We serve clients across all 50 states. Over 100,000 providers use NextGen Healthcare solutions to deliver care in nearly every medical specialty in a wide variety of practice models including accountable care organizations (“ACOs”), independent physician associations (“IPAs”), managed service organizations (“MSOs”), veterans service organizations (“VSOs”), and dental service organizations (“DSOs”). Our clients range from some of the largest and most progressive multi-specialty groups in the country to sole practitioners with a wide variety of business models. Our sweet spot is practices with 10-75 physicians. With the addition of behavioral health to our medical and oral health capabilities in 2019, we continue to extend our market share not only in federally qualified health centers (“FQHCs”) but also in the growing integrated care market.

Our company was incorporated in California in 1974. Previously named Quality Systems, Inc., we changed our corporate name to NextGen Healthcare, Inc. in September 2018. In 2021, we changed our state of incorporation to Delaware. As a remote-first company, we no longer maintain a principal executive office. Our principal website is www.nextgen.com. We operate on a fiscal year ending on March 31.

Merger Agreement

On September 5, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Next Holdco, LLC, a Delaware limited liability company (“Parent”), and Next Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Thoma Bravo Discover Fund IV, L.P., an investment fund managed by Thoma Bravo, L.P.

Subject to the terms and conditions of the Merger Agreement, each share of our common stock, par value $0.01 per share that is issued and outstanding immediately prior to the effective time of the Merger (except for certain shares specified in the Merger

Agreement) will be canceled and extinguished and automatically converted into the right to receive $23.95 per share in cash, without interest and subject to any applicable withholding taxes.

The consummation of the Merger, which is expected to close in the fourth calendar quarter of 2023, is subject to certain customary closing conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, and (iii) the absence of any injunction, order or decree by any court of competent jurisdiction preventing the consummation of the Merger, and any law or order that prohibits or makes illegal the consummation of the Merger. The Merger Agreement also contains certain customary termination rights in favor of each of us and Parent. If the Merger Agreement is terminated under specified circumstances, we will be required to pay Parent a termination fee of $41.2 million. The Merger Agreement also provides that, in connection with the termination of the Merger Agreement under specified circumstances including antitrust related circumstances, Parent will be required to pay us a “reverse termination fee” of $98.8 million. Upon completion of the transaction, our common stock will no longer be listed on any public stock exchange.

Our Vision, Mission and Strategy

NextGen Healthcare’s vision is to "achieve better healthcare outcomes for all." We strive to achieve this vision by delivering innovative solutions and insights aimed at creating healthier communities. We focus on improving care delivered in ambulatory settings and do so recognizing that the entire healthcare ecosystem needs to work in concert to achieve the quadruple aim to: “improve patient experience, improve provider experience, improve the health of a population, and reduce per capita health care costs.”

Our long-term strategy is to position NextGen Healthcare as the leader in the ambulatory EHR, PM and surround solutions marketplace. To that end, we primarily serve organizations that provide or orchestrate care in ambulatory settings and do so across diverse practice sizes, specialties, care modalities, and business models. These customers include conventional practices as well as new market entrants.

We plan to invest in our current capabilities as well as build and/or acquire new capabilities. In October 2019, we acquired Topaz Information Systems, LLC for its behavioral health solutions. In December 2019, we acquired Medfusion, Inc. for its Patient Experience Platform capabilities (i.e., patient portal, self-scheduling, and patient pay) and OTTO Health, LLC for its virtual care solutions, notably telemedicine. In August 2022, we divested our commercial dental assets, further emphasizing the company’s focus on serving ambulatory care. In November 2022, we acquired TSI Healthcare, LLC ("TSI") for its purpose-built clinical content and differentiated service offerings, which has expanded our addressable market in new specialties such as rheumatology, pulmonology, and cardiology. The integration of these acquired technologies, along with our recent launches of AI-powered solutions including: patient engagement capabilities with intake and self-scheduling; and NextGen® Ambient Assist, an ambient listening solution which can save physicians up to two hours per day of charting time, has made NextGen Healthcare’s solutions among the most comprehensive and competitive in the market. Further, we continue to actively innovate our business models and explore new high-growth market domains.

Market Opportunity, and Trends

The scale and scope of the healthcare industry continues to expand. According to the latest data published by Centers for Medicare and Medicaid (CMS), the United States healthcare spend in 2021 was $4.3 trillion, representing 18.3% of GDP. A significant portion of this spend is directed towards the treatment of chronic conditions and administrative solutions that service an increasingly complex system with diverse stakeholders. While there are several convergent market forces reshaping the healthcare industry landscape, we are focused on six trends we believe will materially impact the markets we participate in and our customer value proposition:

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

Figure 1: NextGen Healthcare Solutions Domains

Results of Operations

The following table sets forth the percentage of revenue represented by each item in our condensed consolidated statements of net income and comprehensive income for the three and six months ended September 30, 2023 and 2022 (certain percentages below may not sum due to rounding):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Recurring	91.4%	90.0%	91.6%	90.6%
Software, hardware, and other non-recurring	8.6	10.0	8.4	9.4
Total revenues	100.0	100.0	100.0	100.0
Cost of revenue:
Recurring	42.8	40.8	43.7	40.7
Software, hardware, and other non-recurring	6.8	6.8	6.8	6.9
Amortization of capitalized software costs and acquired intangible assets	4.1	4.2	4.0	4.4
Total cost of revenue	53.7	51.8	54.5	52.0
Gross profit	46.3	48.2	45.5	48.0
Operating expenses:
Selling, general and administrative	30.7	28.2	28.9	30.0
Research and development costs, net	10.2	13.1	11.0	13.6
Amortization of acquired intangible assets	0.7	0.4	0.7	0.5
Impairment of assets	0.1	0.5	0.1	0.4
Restructuring costs	0.0	0.2	0.0	0.1
Total operating expenses	41.7	42.4	40.7	44.6
Income from operations	4.6	5.8	4.8	3.4
Interest income	0.9	0.0	0.9	0.0
Interest expense	(1.9)	(0.2)	(1.8)	(0.2)
Other income, net	0.2	6.5	0.4	3.3
Income before provision for income taxes	3.8	12.1	4.3	6.5
Provision for income taxes	0.9	3.6	1.1	1.7
Net income	2.9%	8.5%	3.2%	4.7%

Revenues

The following table presents our disaggregated revenues for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Recurring revenues:
Subscription services	$50,263	$43,416	$102,761	$86,175
Support and maintenance	37,561	38,150	76,070	77,288
Managed services	35,063	31,055	69,822	61,700
Transactional and data services	38,429	30,882	76,037	58,099
Total recurring revenues	161,316	143,503	324,690	283,262

Software, hardware, and other non-recurring revenues:
Software license and hardware	5,521	7,916	10,492	14,115
Other non-recurring services	9,581	8,024	19,443	15,368
Total software, hardware and other non-recurring revenues	15,102	15,940	29,935	29,483

Total revenues	$176,418	$159,443	$354,625	$312,745

Recurring revenues as a percentage of total revenues	91.4%	90.0%	91.6%	90.6%

We generate revenue from sales of licensing rights and subscriptions to our software solutions, hardware and third-party software products, support and maintenance, managed services, transactional and data services, and other non-recurring services, including implementation, training, and consulting services performed for clients who use our products.

Consolidated revenue for the three months ended September 30, 2023 increased $17.0 million compared to the prior year period due to a $17.8 million increase in recurring revenues, offset by a $0.8 million decrease in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $7.5 million increase in transactional and data services, $6.8 million increase in subscription services, and a $4.0 million increase in managed services, partially offset by a $0.6 million decrease in support and maintenance.

Consolidated revenue for the six months ended September 30, 2023 increased $41.9 million compared to the prior year period due to a $41.4 million increase in recurring revenues and a $0.5 million increase in software, hardware and other non-recurring revenues. The increase in recurring revenues was driven by a $17.9 million increase in transactional and data services, $16.6 million increase in subscription services, and a $8.1 million increase in managed services, partially offset by a $1.2 million decrease in support and maintenance.

The increase in transactional and data services revenue for both the three and six months ended September 30, 2023 was primarily driven by higher transaction volumes associated with our patient pay solutions, electronic data interchange (“EDI”), and data services revenue. The increase in subscription services reflect the incremental revenues associated with the acquisition of TSI and higher subscriptions across all domains, including Enterprise, Office, and Insights, due to higher recent bookings. The increase in managed services revenue was primarily due to an increase in revenue cycle management (“RCM”) services and hosting services revenues associated with higher recent bookings. Support and maintenance decreased primarily due to net client attrition, our continued shift to subscription-based solutions, the negative impact to revenues associated with the acquisition of TSI, which was one of our value-added resellers, and the disposition of our Commercial Dental assets in July 2022, as described in Note 7, "Business Combinations and Disposals" of our notes to condensed consolidated financial statements included elsewhere in this Report.

The decrease in software, hardware, and other non-recurring revenues for the three months ended September 30, 2023 was primarily due to a decrease in software license revenue due to lower software bookings, partially offset by higher professional services revenue from more hours incurred and projects completed in the current year period.

The increase in software, hardware, and other non-recurring revenues for the six months ended September 30, 2023 was primarily due to higher professional services revenue from more hours incurred and projects completed in the current year period, partially offset by a decrease in software license revenue due to lower software bookings.

Bookings reflect the estimated annual value of our executed contracts and are believed to provide a broad indicator of the general direction and progress of the business. Total bookings were $40.8 million and $37.4 million for the three months ended September 30, 2023 and 2022, respectively. Total bookings were $79.7 million and $76.6 million for the six months ended September 30, 2023 and 2022, respectively. The increase is due to higher bookings of our Insight solutions, hosting, and the incremental bookings from the acquisition of TSI, partially offset by lower bookings of software and RCM services.

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

Cost of Revenue and Gross Profit

The following table presents our consolidated cost of revenue and gross profit for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue:
Recurring	$75,585	$65,039	$154,806	$127,283
Software, hardware, and other non-recurring	12,031	10,797	24,205	21,473
Amortization of capitalized software costs and acquired intangible assets	7,181	6,744	14,172	13,878
Total cost of revenue	$94,797	$82,580	$193,183	$162,634

Gross profit	$81,621	$76,863	$161,442	$150,111
Gross margin %	46.3%	48.2%	45.5%	48.0%

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

Share-based compensation expense included in cost of revenue was $1.0 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expense included in cost of revenue was $1.9 million and $1.5 million for the six months ended September 30, 2023 and 2022, respectively.

Gross profit for the three months ended September 30, 2023 was $81.6 million compared to $76.9 million in the prior year due to a $17.0 million increase in revenues as discussed above, offset by a $12.2 million increase in cost of revenue as discussed further below. Our gross margin decreased to 46.3% for the three months ended September 30, 2023 compared 48.2% in the prior year period.

Gross profit for the six months ended September 30, 2023 was $161.4 million compared to $150.1 million in the prior year due to a $41.9 million increase in revenues as discussed above, offset by a $30.5 million increase in cost of revenue as discussed further below. Our gross margin decreased to 45.5% for the three months ended September 30, 2023 compared 48.0% in the prior year period.

The increase in cost of revenue for the three and six months ended September 30, 2023 compared to the prior year period was primarily due to higher costs of patient pay services directly associated with higher recent revenues. Other recurring cost of revenue, including subscription services and EDI and data services costs also increased driven by higher revenues and bookings. Support and maintenance costs increased primarily due to higher salaries and benefits and third party temporary labor costs. Software, hardware, and other non-recurring services revenue costs increased compared to the prior periods primarily due to higher salaries and benefits from increased employee headcount and an increase in consulting costs associated with the delivery of our professional services as we continue our Spring’21 migrations. Amortization of capitalized software costs increased primarily due to various projects going live in the current period, partially offset by lower amortization of acquired intangibles as our software technology acquired from Inforth became fully amortized at the end of the prior fiscal year.

Our gross margin for the three and six months ended September 30, 2023 decreased compared to the prior year period primarily due a shift in product mix to lower margin transactional and data services, including patient pay services, and higher managed services, as noted above.

Selling, General and Administrative Expense

The following table presents our selling, general and administrative expense for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative	$54,175	$44,886	$102,368	$93,920
Selling, general and administrative, as a percentage of revenue	30.7%	28.2%	28.9%	30.0%

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

Share-based compensation expense included in selling, general and administrative expenses was $7.2 million and $6.1 million for the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expense included in selling, general and administrative expenses was $13.7 million and $12.7 million for the six months ended September 30, 2023 and 2022, respectively. Refer to Note 15, "Stockholders’ Equity" of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information of our share-based awards and related incentive plans.

Selling, general and administrative expenses increased $9.3 million and $8.4 million in the three and six months ended September 30, 2023 compared to the prior year. The increase in expense from the prior year periods was primarily due to acquisition costs in the current period for the Thoma Bravo merger and higher personnel costs from our annual merit increases, higher share-based compensation expense as noted above, and higher annual bonus expense due to a higher expected achievement rate, partially offset by a decrease in legal settlement costs associated with the DOJ investigation regulatory matter.

Research and Development Costs, net

The following table presents our consolidated net research and development costs, capitalized software costs, and gross expenditures prior to capitalization, for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Gross expenditures	$27,215	$30,275	$56,365	$61,068
Capitalized software costs	(9,195)	(9,418)	(17,420)	(18,416)
Research and development costs, net	$18,020	$20,857	$38,945	$42,652

Research and development costs, as a percentage of revenue	10.2%	13.1%	11.0%	13.6%
Capitalized software costs as a percentage of gross expenditures	33.8%	31.1%	30.9%	30.2%

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

Share-based compensation expense included in research and development costs was $1.2 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. Share-based compensation expense included in research and development costs was $1.8 million and $3.2 million for the six months ended September 30, 2023 and 2022, respectively.

Net research and development costs for the three months ended September 30, 2023 decreased $2.8 million compared to the prior year period due to $3.0 million lower gross expenditures, offset by $0.2 million lower capitalization of software costs.

Net research and development costs for the six months ended September 30, 2023 decreased $3.7 million compared to the prior year period due to $4.7 million lower gross expenditures, offset by $1.0 million lower capitalization of software costs.

The decrease in gross expenditures in the three and six months ended September 30, 2023 compared to the prior year was primarily driven by a decrease in consulting costs and share-based compensation noted above. Our software capitalization rate fluctuates due to differences in the nature and status of our projects and initiatives during a given year, which affects the amount of development costs that may be capitalized.

Amortization of Acquired Intangible Assets

The following table presents our amortization of acquired intangible assets for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Amortization of acquired intangible assets	$1,189	$705	$2,377	$1,410

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

Amortization of acquired intangible assets increased for the three and six months ended September 30, 2023 compared to the prior year period due to the amortization of customer relationships and re-acquired rights assets associated with our acquisition of TSI, partially offset by the declining amortization of the customer relationships intangible assets associated with Medfusion and HealthFusion that are amortized under an accelerated method of amortization.

Impairment of Assets

In the three and six months ended September 30, 2023 we recorded impairments of $0.2 million and $0.5 million, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Hunt Valley, and Cary based on projected sublease rental income and estimated sublease commencement dates and the early termination of a portion of our St. Louis lease. In the three and six months ended September 30, 2022 we vacated portions of certain leased locations and recorded impairments of $0.8 million and $1.3 million, respectively, to our right-of-use assets and certain related fixed assets associated with the vacated locations, or portions thereof, in St. Louis, Atlanta, Horsham, and Bangalore based on projected sublease rental income and estimated sublease commencement dates and the remeasurement of our operating lease liability associated with the modification of our St. Louis lease.

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

Interest and Other Income and Expense

The following table presents our interest and other income and expense for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Interest income	$1,520	$74	$3,189	$120
Interest expense	(3,310)	(325)	(6,549)	(655)
Other income, net	430	10,292	1,480	10,287

Interest expense relates to our convertible senior notes and revolving credit agreement, as well as the related amortization of deferred debt issuance costs. Refer to Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

The increase in interest expense for the three months ended September 30, 2023 compared to the prior year period is primarily related to the $275.0 million aggregate principal amount of 3.75% Convertible Senior Notes due 2027 that we issued on November 1, 2022, as described in more detail in Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report. Interest expense changes are also caused by fluctuations in outstanding balances under our revolving credit agreement and the related amortization of debt issuance costs. As of September 30, 2023 and September 30, 2022, we had no outstanding balances under the revolving credit agreement.

Interest income is earned from funds in our money market and marketable securities accounts. The decrease in other income and expense, net is due to the $10.3 million gain from our disposition of our Commercial Dental assets in the prior year period, offset by accretion income on our marketable securities in the current period, realized loss on our marketable securities, and changes to the India foreign exchange rates.

Provision for Income Taxes

The following table presents our provision for income taxes for the three and six months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$1,641	$5,707	$4,031	$5,460
Effective tax rate	24.5%	29.5%	26.4%	27.0%

The decrease in the effective tax rate for the three and six months ended September 30, 2023 compared to the corresponding prior periods was primarily due to an increase to research and development credits and a decrease to nondeductible stock based compensation, partially offset by an increase of discrete items.

Liquidity and Capital Resources

The following table presents selected financial statistics and information for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,
	2023	2022
Cash and cash equivalents	$53,867	$70,728
Marketable securities	146,432	—
Unused portion of revolving credit agreement (1)	300,000	300,000
Total liquidity	$500,299	$370,728

Net income	$5,055	$14,771
Net cash used in operating activities	$(17,515)	$33,796

(1)
We had no outstanding loans under our $300.0 million revolving credit agreement as of September 30, 2023 and 2022.

Our principal sources of liquidity are our cash generated from operations, driven mostly by our net income and working capital management, our cash and cash equivalents, marketable securities, and our debt arrangements.

We believe that our cash and cash equivalents on hand at September 30, 2023, together with our cash flows from operating activities and liquidity provided by our marketable securities and debt arrangements, will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. We intend to expend some of our available funds for the development and/or acquisition of products complementary to our existing product line as well as new versions of certain of our products. These developments are intended to take advantage of more powerful technologies and to increase the integration of our products. Our investment policy is determined by our Board of Directors. Excess cash, if any, may be invested in very liquid short term assets including tax exempt and taxable money market funds, certificates of deposit and short-term municipal bonds with weighted-average maturities of 365 days or less at the time of purchase. Our Board of Directors continues to review alternate uses for our cash including an expansion of our investment policy and other items. Any or all of these programs could significantly impact our investment income in future periods.

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

Cash Flows from Operating Activities

The following table summarizes our condensed consolidated statements of cash flows for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,
	2023	2022
Net income	$11,211	$14,771
Non-cash expenses	39,256	28,604
Cash from net income, as adjusted	$50,467	$43,375
Change in contract assets and liabilities, net	(24,142)	1,737
Change in accounts receivable	(2,606)	(1,527)
Change in all other assets and liabilities	(41,234)	(9,789)
Net cash used in operating activities	$(17,515)	$33,796

For the six months ended September 30, 2023, cash used in operating activities increased $51.3 million compared to the prior year period, primarily due to a $31.4 million increase in cash used from changes in other assets and liabilities, $25.9 million net change in contract assets and liabilities, and a $1.1 million decrease in cash from changes in accounts receivable, partially offset by $7.1 million higher cash from net income, as adjusted for a $10.7 million increase in non-cash expenses. The decrease in cash from changes in other assets and liabilities is primarily due to $32.5 million in payments related to the DOJ investigation regulatory matter in the current period, as well as changes in our income tax assets and liabilities, including our uncertain tax positions tax liability, and changes in accounts payable due to timing of invoice payments. These decreases were partially offset by lower payments of cash incentive bonuses compared to payments in the prior year as a result of a lower rate of bonus achievement for the prior fiscal year. The decrease in cash from changes in net contract assets and liabilities was primarily due to the payoff of certain revenue lease liabilities associated with our acquisition of TSI. The decrease in cash from changes in accounts receivable is primarily due to higher accounts receivable in the current period from growth in bookings. Net income decreased $3.6 million compared to the prior year period, as described in the sections above. Non-cash expenses increased primarily due to a $10.3 million gain from the disposition of our Commercial Dental assets reflected in the prior year period.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended September 30, 2023 was $23.9 million compared with $8.6 million in the prior year period. The increase in net cash used in investing activities is primarily due to $63.9 million in purchases of marketable securities and $11.3 million in cash proceeds from the disposition of our Commercial Dental assets in the prior year period, partially offset by $58.3 million in proceeds from marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended September 30, 2023 was $5.7 million compared with $13.4 million cash used in financing activities in the prior year period. The decrease in cash used in financing activities is primarily due to $9.9 million of share repurchases in the prior year period, partially offset by lower proceeds from the issuance of shares under our employee equity plans in the current year period.

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

On As of September 30, 2023, we had no outstanding borrowings under the Credit Agreement.

Refer to Note 11, “Debt” of our notes to condensed consolidated financial statements included elsewhere in this Report for additional information.

Non-cancelable Operating Leases

As of September 30, 2023, the total amount of future lease payments under operating leases was $6.2 million, of which $3.7 million is short-term. Our operating leases have a weighted average remaining lease term of 1.9 years. Included in our total future lease payments are $5.0 million of remaining lease obligations for vacated properties, of which $3.1 million is short-term. Remaining lease obligations for vacated properties relates to certain locations, including Cary, Brentwood, Fairport, Atlanta, St. Louis, and portions of Irvine, Hunt Valley and Chapel Hill that we have vacated as part of our reorganization efforts and are actively marketing for sublease. Refer to Note 6, “Leases” of our notes to consolidated financial statements included elsewhere in this Report for additional information. The remaining obligations have not been reduced by projected sublease rentals or by minimum sublease rentals of $1.8 million due in future periods under non-cancelable subleases.

Purchase Obligations

As of September 30, 2023, we had minimum purchase commitments of $130.5 million related to payments due under certain non-cancelable agreements to purchase goods and services, of which $30.8 million is due within the next 12 months.

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

We did not repurchase any shares of common stock in the three months ended September 30, 2023. As of September 30, 2023, $74.3 million remained available for share repurchases pursuant to the Company’s share repurchase programs.

Deferred Compensation

Deferred compensation liability was $8.7 million, for which timing of future benefit payments to employees is not determinable. To offset this liability, we have purchased life insurance policies on some of the participants. The Company is the owner and beneficiary of the policies and the cash values are intended to produce cash needed to help make the benefit payments to employees when they retire or otherwise leave the Company. The cash surrender value of the life insurance policies for deferred compensation was $9.0 million.

Income Taxes

We have an uncertain tax position liability of $4.8 million as of September 30, 2023, for which timing of expected payments is not determinable.

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

As of September 30, 2023, we believe we are subject to minimal market risk on our cash and cash equivalents and marketable securities as our balances recorded at fair value and are maintained in highly liquid funds and investments. While we do not believe our cash and cash equivalents and marketable securities have significant risk of default or illiquidity and we believe our investments do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value.

As of September 30, 2023, we had no outstanding borrowings under our second amended and restated revolving credit agreement (“the Credit Agreement”). The revolving loans under the Credit Agreement bear interest at either, at our option of either, (a) for base rate loans, a base rate based on the highest of (i) 1%, (ii) the “prime rate” quoted in the Wall Street Journal for the United States of America, (iii) the overnight bank funding rate (not to be less than zero) as determined by the Federal Reserve Bank of New York plus 0.50% or (iv) the Adjusted Term SOFR Rate for a one month Interest Period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a U.S. Government Securities Business Day, the immediately preceding U.S. Government Securities Business Day) plus 1%, in each case, an applicable margin based on our net leverage ratio from time to time, ranging from 0.50% to 1.75% for base rate loans, and from 1.50% to 2.75% for any Term Benchmark loans. Accordingly, we may be exposed to interest rate risk, primarily changes in SOFR, due to outstanding loans, if any, under the revolving credit agreement.

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

As of September 30, 2023 we had international operations that exposed us to the risk of fluctuations in foreign currency exchange rates against the United States dollar. However, the impact of foreign currency fluctuations has not been material to our financial position or operating results.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Security Exchange Act of 1934, as amended, the "Exchange Act") as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). They have concluded that, as of the Evaluation Date, these disclosure controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities and would be disclosed on a timely basis. The Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. They have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act are accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information required by Item 1 is incorporated herein by reference from Note 17, “Commitments, Guarantees and Contingencies” of our notes to condensed consolidated financial statements in this Report.

ITEM 1A. RISK FACTORS.

Our business is subject to many risks and uncertainties, which may materially and adversely affect our future business, prospects, financial condition, and results of operations. These risk factors are disclosed in “Item 1A. Risk Factors” in our Annual Report, and the following factors:

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

On September 5, 2023, we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which, and on the terms and subject to the conditions thereof, Merger Sub will merge with and into us, and we will survive as a wholly owned subsidiary of Parent. The consummation of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement and approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of common stock entitled to vote thereon, (ii) the expiration or termination of the required waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as all other required waivers, approvals and waiting periods under certain other specified antitrust laws having been obtained, terminated or expired, and (iii) the absence of any injunction, order or decree by any court of competent jurisdiction preventing the consummation of the Merger, and any law or order that prohibits or makes illegal the consummation of the Merger.

Many of the conditions to consummation of the Merger are not within our control or the control of Parent or Merger Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

•
if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock may change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•
failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire our company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
•
the impairment of our ability to attract, retain and motivate personnel, including our senior management; • difficulties maintaining relationships with third-party manufacturers, contract research organizations, collaborators and other business partners;
•
upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of approximately $41.2 million; and
•
we could be subject to litigation related to any failure to complete the Merger.

The announcement and pendency of our acquisition by Parent could adversely affect our business, prospects, financial condition, and results of operations.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•
the diversion of significant management time and resources towards the completion of the Merger;
•
the impairment of our ability to attract, retain and motivate key personnel, including our senior management;

•
difficulties maintaining relationships with third-party payors, customers, distributors, suppliers and other business partners, who may defer decisions about working with us or seek to change existing business relationships with us;
•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions or business activities prior to the completion of the Merger; and
•
litigation relating to the Merger and the costs and distractions related thereto.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Parent a termination fee of approximately $41.2 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Superior Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a purchase price per share higher than the purchase price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to use reasonable efforts to conduct our business in the ordinary course and to preserve intact our business organization and significant business relationships. In addition, we are subject to a variety of specified restrictions. Unless we obtain Parent’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), except as specifically required by the Merger Agreement or required by applicable law, we may not, among other things and subject to certain exceptions, limitations and qualifications, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire certain assets or securities, sell or dispose of intellectual property, or enter into material contracts or make certain capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position, cash flows or the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31	—	$—	—	$74,303
August 1 - 31	—	$—	—	$74,303
September 1 - 30	—	$—	—	$74,303
Total	—		—

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
10.1	NextGen Healthcare, Inc. Amended 2015 Equity Incentive Plan, as Amended and Restated.		8-K	10.1	23-Aug-23

2.1	Agreement and Plan of Merger, dated as of September 5, 2023, by and among NextGen Healthcare, Inc., Holdco, LLC, and Next Merger Sub, Inc.		8-K	2.1	6-Sep-23

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

NEXTGEN HEALTHCARE, INC.

Date: October 24, 2023	By:	/s/ David Sides
David Sides
Chief Executive Officer (Principal Executive Officer)
Date: October 24, 2023	By:	/s/ James R. Arnold, Jr.
James R. Arnold, Jr.
Chief Financial Officer (Principal Financial Officer)
Date: October 24, 2023	By:	/s/ David Ahmadzai
David Ahmadzai
Chief Accounting Officer (Principal Accounting Officer)